Form 10-Q
period 2011-03-31
Inventtech Inc.
filed 2012-05-07
CIK 1495536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-173040

INVENTTECH INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of Incorporation or organization)	7372 Primary Standard Industrial Classification Code Number	46-0525350 (IRS Employer Identification No.)

1736 Angel Falls Street
Las Vegas, NV 89142-1230
(Address of principal executive offices
And zip code)

(209) 694-4885
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of April 28, 2012, there were 4,850,000 shares of the issuer's common stock outstanding.

Inventtech Inc.

Form 10-Q

For the Three Months Ended March 31, 2012

INVENTTECH INC.
(An Development Stage Company)
Balance Sheets

ASSETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$50	$668

Total Current Assets	50	668

TOTAL ASSETS	$50	$668

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$3,081	$6,930
Loans payable - related party	16,497	7,797

Total Current Liabilities	19,578	14,727

STOCKHOLDERS' DEFICIT

Preferred stock, 50,000,000 shares authorized at
par value of $0.0001, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized at
par value of $0.0001, 4,850,000
issued and outstanding, respectively	485	485
Additional paid-in capital	42,415	42,415
Deficit accumulated during the development stage	(62,428)	(56,959)

Total Stockholders' Deficit	(19,528)	(14,059)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$50	$668

The accompanying notes are a integral part of these consolidated financial statements.

INVENTTECH INC.
(An Development Stage Company)
Statement of Operations
(Unaudited)

			From
			Inception on
	For the Three Months Ended		April 29, 2010
	March 31,		through
	2012	2011	March 31, 2012

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

General and administrative	5,469	14,514	62,428

Total Operating Expenses	5,469	14,514	62,428

LOSS FROM OPERATIONS	(5,469)	(14,514)	(62,428)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(5,469)	$(14,514)	$(62,428)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	4,850,000	4,850,000

The accompanying notes are a integral part of these consolidated financial statements.

INVENTTECH INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From
			Inception on
	For the Three Months Ended		April 29, 2010
	March 31,		through
	2012	2011	March 31, 2012

OPERATING ACTIVITIES

Net loss	$(5,469)	$(14,514)	$(62,428)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	-	350	-
Accounts payable	(3,849)	2,257	3,681
Net Cash Used in
Operating Activities	(9,318)	(11,907)	(58,747)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from loans payable-related parties	9,300	-	16,497
Repayment of loans payable-related parties	(600)	-	(600)
Proceeds from private placements	-	-	42,900
Net Cash Provided by
Financing Activities	8,700	-	58,797

NET INCREASE (DECREASE) IN CASH	(618)	(11,907)	50
CASH AT BEGINNING OF PERIOD	668	25,280	-

CASH AT END OF PERIOD	$50	$13,373	$50

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

INVENTTECH INC.
(A Development Stage Company)
Notes to the Unaudited Financial Statements
March 31, 2012 and December 31, 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation
The unaudited financial statements as of March 31, 2012 and for the three months ended March 31, 2012 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission  (SEC) Regulation S-X rule 8-03. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2012 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the three month period ended March 31, 2012, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending December 31, 2012. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date.

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

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Recent Accounting Pronouncements
Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has not generated revenue since its inception and has an accumulated deficit of $62,428 at March 31, 2012.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company owes a director $16,497 and $7,797 as of March 31, 2012 and December 31, 2011, respectively, for expenses paid on its behalf. The liability is non interest bearing, unsecured and has no fixed date for repayment.

NOTE 4 – SUBSEQUENT EVENTS

In accordance with ASC 855 the Company’s management reviewed all material events through the date these financial statements were available to be issued, and there are no material subsequent events to report.

Item 2.  Management's Discussion and Analysis or Plan of Operations.

The following discussion and analysis of our financial condition as of March 31, 2012. Our results of operations should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2011.

Forward-Looking Statements
Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition, or state other "forward-looking" information. The words "believe," "intend," "plan," "expect," "anticipate," "estimate," "project," "goal" and similar expressions identify such a statement was made. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Factors that might cause or contribute to such a discrepancy include, but are not limited to the risks discussed in this and our other Securities and Exchange Commission (“SEC”) filings. We do not take any responsibility to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements except as otherwise provided by law. Future events and actual results could differ materially from those expressed in, contemplated by, or underlying such forward-looking statements.

Business Overview
Unless otherwise indicated, we use “Inventtech,” “the Company,” “we,” “our” and “us” in this quarterly report to refer to the businesses of Inventtech Inc.

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

Our offices are currently located at: 1736 Angel Falls Street, Las Vegas, Nevada  89142-1230. Our telephone number is 1-209-694-4885.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012
We generated no revenues for the three months ended March 31, 2012, and March 31, 2011.

We had operating expenses of $5,469 for the three months ended March 31, 2012, compared to $14,514 in operating expenses for the three months ended March 31, 2011, the decrease was due to reduced professional expenses during the three months ended March 31, 2012. We had a net loss of $5,469 for the three months ended March 31, 2012 compared to $14,514 in 2011. We anticipate our operating expenses will increase as we implement our business plan.

LIQUIDITY AND CAPITAL RESOURCES

We have raised $400 from the sale of stock to our officer and Directors and $42,500 through a private placement to 38 non-affiliated investors. At March 31, 2012, we had a working capital deficit of $19,528, which represented $50 of cash offset by $19,578 of current liabilities, including $3,081 of accounts payable and $16,497 of advances from a related party, which accrue no interest and are payable on demand.  We had a deficit accumulated during the development stage of $62,428 as of March 31, 2012.

We had net cash used in operating activities of $9,318 for the three months ended March 31, 2012, which mainly consisted of the net loss of $5,469 for the three months ended March 31, 2012 and $3,849 of decrease in accounts payable and accrued expenses.

We had net cash provided by financing activities of $8,700 for the three months ended March 31, 2012, which was solely due to proceeds borrowed from a related party.

In the opinion of our management, funds currently available will not satisfy our working capital requirements for the next twelve months. Estimated funding required during the twelve-month period is $40,000.  Given our cash position of $50 as of March 31, 2012, we will experience a shortfall in the next twelve months. How long Inventtech Inc. will be able to satisfy its cash requirements depends on how quickly we can generate revenue and how much revenue can be generated.  We estimate that our current cash balances will be extinguished by July 2012.

In 2010, we sold an aggregate of 850,000 shares of our common stock for aggregate consideration of $42,500 ($0.05 per share).

We have not generated significant revenues from our operations to date. We will require additional funds to implement our plans and anticipate the need for approximately $37,000 over the next 12 months to continue our operations and pay expenses associated with us being a public reporting company. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We will also need more funds if the costs of the development of our website are greater than we have budgeted. We will also require additional financing to sustain our business operations if we are not successful in generating significant revenues. We currently do not have any arrangements for further financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing.

Our continuation is dependent upon us raising additional capital. In this regard we have raised additional capital through private placements,  but we will still require additional funds to continue our operations and plans.

The continuation of our business is dependent upon us obtaining further financing, further development of our software and website, a successful marketing and promotion program, attracting and, further in the future, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Off-Balance Sheet Arrangements
None.

Recent Accounting Pronouncements

For the three month period ended March 31, 2012, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2012.  This evaluation was carried out under the supervision and with the participation of our Company's management, including our President, Principal Executive Officer and Principal Financial Officer.  Based upon that evaluation, our President, Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this report due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting included in our annual report on Form 10-K for the year ended December 31, 2011.

There have been no significant changes in our Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures  designed to ensure that information required to be disclosed in our Company's reports filed under the Exchange Act is accumulated and communicated to management, including our Company's president and Principal Executive Officer as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.  Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the following factors and other information in this report and our Annual Report on Form 10-K, before deciding to invest in our company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, you could lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

Because we have not generated any revenues to date and incurred losses for the period from April 29, 2010 (inception) to March 31, 2012, there is an uncertainty about whether we will be able to continue as a going concern and, as a result, a possibility that shareholders may lose some or all of their investment in our Company.

The Company has incurred net losses in the amount of $62,428 for the period from April 29, 2010 (inception) to March 31, 2012. As of March 31, 2012, we had a working capital deficit of $19,528. We anticipate generating losses for a minimum of the next 12 months. These factors raise substantial doubt regarding our ability to continue as a going concern.   We estimate that our current cash balances will be extinguished by April 2012 provided we do not have any unanticipated expenses. We anticipate the need for approximately $37,000 to support our operations over the next twelve months (which includes approximately $12,000 to complete the development of our website and software and $10,000 of expenses which we anticipate incurring in connection with the preparation and filing of our periodic and current reports and various transfer agent fees, and an additional $15,000 of other various administrative fees during the next twelve months, as described in greater detail below under “Estimated Expenses for the Next Twelve Months”).  If financing is available, it may involve issuing securities senior to our common stock.  In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is every likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan.

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

We were incorporated on April 29, 2010, and are in the development stage.  While we have not realized any revenues to date, we expect that our software will be ready for commercial sale by approximately June 2012. We have no operating history at all upon which an evaluation of our future success or failure can be made. We have incurred net losses for the period from inception (April 29, 2010) through March 31, 2012 and expect to have net losses over the next 12 months. These losses will be due to substantial costs and expenses associated with the further development and marketing of our software and web site.

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

We currently have a working capital deficit of $19,528 as of March 31, 2012. To date we have never had any customers or revenues and there can be no assurance that we will ever achieve any profitability or revenues.  We estimate that our current cash balances will be extinguished by April 2012 provided we do not have any unanticipated expenses. We anticipate the need for approximately $37,000 to support our operations over the next twelve months (which includes approximately $12,000 to complete the development of our website and software and $10,000 of expenses which we anticipate incurring in connection with the preparation and filing of our periodic and current reports and various transfer agent fees, and an additional $15,000 of other various administrative fees during the next twelve months, as described in greater detail below under “Estimated Expenses for the Next Twelve Months”).  Although there can be no assurance at present, we hope to be in a position to generate revenues by June 2012; however, we will still need to raise additional funding to support our operations and pay expenses (as described in greater detail below under “Liquidity and Capital Resources”).  Although there can be no assurance at present, we hope to be in a position to generate revenues by June 2012; however, we will still need to raise additional funding to support our operations and pay expenses (as described in greater detail below under “Liquidity and Capital Resources”).

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

There can be no assurance that our program will achieve a level of market acceptance that will make us profitable. We believe that the acceptance of our program will depend on our ability to:

●	Develop a user-friendly software program that appeals to our potential clients and customers.

●	Effectively market our software program through our website as well as catalogues.
●	Price and license the software program (and other products we may plan to make available in the future through our web site) in a manner that is appealing to potential customers.
●	Develop and maintain a favorable reputation among our potential clients and customers.
●	Develop brand recognition.
●	Have the financial ability to withstand downturns in the general economic environment or conditions that would slow the licensing of our software program.

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

The planned software program and services must take advantage of technological advancements and changes, and respond accordingly to new and changing customer requirements. Our success in designing, developing, and selling such program and services will depend on a variety of factors, including:

●	Success of promotional and marketing efforts;
●	The identification of market demands for new or upgraded software programs and services;
●	Timely implementation of software program and service offerings;
●	Software program and service performance; and
●	Cost-effective software programs and services.

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

Be expensive and time consuming to defend;
···	Result in negative publicity;
··	Force us to stop licensing our planned program that incorporates the challenged intellectual property;
·	Require us to redesign our planned program; and
·	Require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies, which may not be available on terms acceptable to us, if at all.

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

While our common stock has been quoted on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “ITTC” since December 2011, no shares of common stock have traded to date and there is currently no public market for our common stock. There may not be a public market for our common stock in the future. If there is a market for our common stock in the future, we anticipate that such market would be illiquid and would be subject to wide fluctuations in response to several factors, including, but not limited to:

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

In addition, various state securities laws impose restrictions on transferring "penny stocks" and as a result, investors in the common stock may have their ability to sell their shares of the common stock impaired

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibit No.	Description

3.1 (1)	Articles of Incorporation
3.2 (1)	Bylaws
10.1 (1)	Programmer Agreement
10.2 (2)	Independent Contractor Agreement with Ruthy Navon
10.3 (3)	Licensing Agreement with RN Consulting Services, d/b/a Yearbook Alive Software
10.4 (4)	First Addendum to License Agreement
31*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

(1) Filed as exhibits to the Company’s Registration Statement on Form S-1, filed with the Commission on June 25, 2010, and incorporated herein by reference.

(2) Filed as an exhibit to the Company’s Registration Statement on Form S-1/A, filed with the Commission on August 13, 2010, and incorporated herein by reference.

(3) Filed as an exhibit to the Company’s Registration Statement on Form S-1/A, filed with the Commission on October 27, 2010, and incorporated herein by reference.

(4) Filed as an exhibit to the Company’s Registration Statement on Form S-1/A, filed with the Commission on December 16, 2010, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVENTTECH INC.

Dated: April 28, 2012	/s/ Mohamad Abdel Hadi
Mohamad Abdel Hadi President and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)