Form 10-Q/A
period 2011-03-31
Inventtech Inc.
filed 2012-05-14
CIK 1495536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

INVENTTECH INC.

Dated: May 14, 2012	/s/ Mohamad Abdel Hadi
Mohamad Abdel Hadi President and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)