Form 10-Q
period 2012-06-30
Inventtech Inc.
filed 2012-08-13
CIK 1495536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x  No o
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  o No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No☐

As of August 6, 2012, there were 4,850,000 shares of the issuer's common stock outstanding.

Inventtech Inc.

Form 10-Q

INDEX

PART I – FINANCIAL INFORMATION		Page

Item 1.	Financial Statements

	Balance Sheets as of June 30, 2012 and December 31, 2011 (Unaudited)	F-1

	Statements of Operations - For the three and six months ended June 30, 2012 and 2011 and from Inception (April 29, 2010) through June 30, 2012 (Unaudited)	F-2

	Statement of Stockholders’ Equity (Deficit)- From Inception (April 29,2010) through June 30, 2012 (Unaudited)	F-3

	Statements of Cash Flows - For the six months June 30, 2012 and 2011 and from Inception (April 29, 2010) through June 30, 2012 (Unaudited)	F-4

	Notes to Financial Statements (Unaudited)	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	10

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	(Removed and Reserved)	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

Signatures		23

NVENTTECH INC.
(An Development Stage Company)
Balance Sheets

ASSETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$32	$668
Prepaid expenses	-	-

Total Current Assets	32	668

TOTAL ASSETS	$32	$668

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$5,631	$6,930
Accounts payable - related party	16,497	7,797

Total Current Liabilities	22,128	14,727

STOCKHOLDERS' DEFICIT

Preferred stock, 50,000,000 shares authorized at
par value of $0.0001, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized at
par value of $0.0001, 4,850,000
issued and outstanding, respectively	485	485
Additional paid-in capital	42,415	42,415
Deficit accumulated during the development stage	(64,996)	(56,959)

Total Stockholders' Deficit	(22,096)	(14,059)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$32	$668

The accompanying notes are an integral part of these consolidated financial statements.

INVENTTECH INC.
(An Development Stage Company)
Statement of Operations
(Unaudited)

					From
					Inception on
	For the Three Months Ended		For the Six Months Ended		April 29, 2010
	June 30,		June 30,		through
	2012	2011	2012	2011	June 30, 2012

REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS MARGIN	-	-	-	-	-

OPERATING EXPENSES

General and administrative	2,568	11,721	8,037	26,235	64,996

Total Operating Expenses	2,568	11,721	8,037	26,235	64,996

LOSS FROM OPERATIONS	(2,568)	(11,721)	(8,037)	(26,235)	(64,996)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(2,568)	$(11,721)	$(8,037)	$(26,235)	$(64,996)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	4,850,000	4,850,000	4,850,000	4,850,000

The accompanying notes are an integral part of these consolidated financial statements.

INVENTTECH INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From
			Inception on
	For the Six Months Ended		April 29, 2010
	June 30,		through
	2012	2011	June 30, 2012

OPERATING ACTIVITIES

Net loss	$(8,037)	$(26,235)	$(64,996)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	-	350	-
Accounts payable	(1,299)	2,257	6,231

Net Cash Used in
Operating Activities	(9,336)	(23,628)	(58,765)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES
Proceeds from loans payable-related parties	9,300	-	16,497
Repayment of loans payable-related parties	(600)	-	(600)
Proceeds from private placements	-	-	42,900

Net Cash Provided by
Financing Activities	8,700	-	58,797

NET INCREASE (DECREASE) IN CASH	(636)	(23,628)	32
CASH AT BEGINNING OF PERIOD	668	25,280	-

CASH AT END OF PERIOD	$32	$1,652	$32

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

 INVENTTECH INC.
(A Development Stage Company)
Notes to the Unaudited Financial Statements
June 30, 2012 and December 31, 2011
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

Basis of Presentation

The unaudited financial statements as of June 30, 2012 and for the six months ended June 30, 2012 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission  (SEC) Regulation S-X rule 8-03. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2012 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the three month period ended June 30, 2012, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending December 31, 2012. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date.

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

NOTE 2 - GOING CONCERN
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has not generated revenue since its inception and has an accumulated deficit of $64,996 at June 30, 2012.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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
NOTE 3 – RELATED PARTY TRANSACTIONS

The Company owes a director $16,497 and $7,797 as of June 30, 2012 and December 31, 2011, respectively, for expenses paid on its behalf. The liability is non interest bearing, unsecured and has no fixed date for repayment.

NOTE 4 – SUBSEQUENT EVENTS

In accordance with ASC 855 the Company’s management reviewed all material events through June 9, 2012, the date these financial statements were available to be issued, and there are no material subsequent events to report.

Item 2.  Management's Discussion and Analysis or Plan of Operations.

The following discussion and analysis of our financial condition as of June 30, 2012. Our results of operations should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2011.

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

Once we set up our website and complete our School Chat Software development, which we hope to complete by the beginning of September 2012, schools will be able to utilize our School Chat Software directly from our website. The School Chat Software, which requires students to identify themselves, is planned to offer school tutoring rooms, and database rooms for storing and accessing articles and homework.  We plan to offer schools the use of the School Chat Software at a cost of $69 per month, or a discounted yearly rate of $600 per year, which we anticipate will be the primary source of our revenues, if any, in the future. We estimate that the completion of our website, database program, and School Chat software will cost approximately $12,000.

To date, we have never had any customers or revenues and there can be no assurance that we will ever achieve any profitability or revenues.  We estimate that our current cash balances will be extinguished by September 2012 provided we do not have any unanticipated expenses. We anticipate the need for approximately $37,000 to support our operations over the next twelve months (which includes approximately $12,000 to complete the development of our website and software and $10,000 of expenses which we anticipate incurring in connection with the preparation and filing of our periodic and current reports and various transfer agent fees, and an additional $15,000 of other various administrative fees during the next twelve months, as described in greater detail below under “Estimated Expenses for the Next Twelve Months”).  Although there can be no assurance at present, we hope to be in a position to generate revenues by September 2012; however, we will still need to raise additional funding to support our operations and pay expenses (as described in greater detail below under “Liquidity and Capital Resources”).

STATUS OF SOFTWARE DEVELOPMENT

We are currently developing a database and software marketing School Chat Software for use by educational institutions and schools. The Company hopes to have the website, database and software active and running by September 2012.

Steps Required For Commercial Sale of School Chat Software	Percent Accomplished As of Filing	Estimated Remaining Cost	Estimated Completion Date
Design Website Layout	80%	$1,000	September 2012
Design Marketing Materials , News Pages, Blog, Digital Shopping Cart	50%	$4,000	September 2012
Finalize School Chat Software, Chat Templates, Web Access Capabilities	70%	$2,000	September 2012
Complete Coding of Databases	50%	$5,000	September 2012
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

We have an independent contractor agreement (which we entered into in June 2010) in place with NR Consulting Services, which is controlled by our former Secretary, RuthyNavon, who has agreed to assist the Company in connection with the steps required for the Company to become a fully reporting company in the United States (which the Company completed in connection with the effectiveness of its Form S-1 registration statement) and to obtain a listing on the Over-The-Counter-Bulletin Board (which we obtained in December 2011), pursuant to which we have agreed to pay it a flat fee of $5,000, which has been accrued but not paid to date, notwithstanding the fact that the Company has obtained a listing on the Over-The-Counter Bulletin Board.   Ms. Navon currently assists various companies which have operations, assets and officers and Directors located in Israel who desire to go public and become reporting companies in the United States.  She previously lived in Israel and was referred to the Company’s management by her pre-existing relationships in Israel.  Ms. Navon assisted the Company in connection with engaging United States legal counsel, independent auditors, the opening of bank accounts and with obtaining a principal office location in the United States.  Ms. Navon also serves as a liaison between the Company’s officers and Directors in Israel and the Company’s attorneys and auditors located in the United States.  Ms. Navon has also assisted and advised the Company’s officers and Directors with information from her prior experience with publicly reporting companies in the United States, and the steps, timing and process to become publicly traded in the United States, as well as providing suggestions to the Company’s management (based on her prior public company experience) on the terms of the Company’s prior private placement offering and the capital structure of the Company.  Ms. Navon also served as the Company’s Secretary until June 2010, so that she could enter into agreements for and open a bank account for the Company, as its other officers and Directors are residents of and reside in Israel.  Ms. Navon does not own any interest, contingent or otherwise in the Company.  Ms. Navon’s biographical information is disclosed below under “Directors, Executive Officers and Corporate Governance.”

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2012, COMPARED TO THE PERIOD ENDED JUNE 30, 2011

We had no revenues for the six months ended June 30, 2012, or for the six months ended June 30, 2011.  The Company is currently in the development stage of its business development and has had only limited operations to date. We do not anticipate earning revenues until we are able to successfully complete and market our interactive school chat program.

Our total expenses for the six months ended June 30, 2012 were $8,037, compared to total expenses for the six month period ended June 30, 2011 of $26,235.  The reason for the decrease in expenses was due to an increase decrease in professional fees (mainly in connection with legal and accounting fees associated with our registration statement filing and amendments thereto during 2011).

We had a net loss of $8,037 for the six months ended June 30, 2012, compared to a net loss of $26,235 for the six month period ended June 30, 2011.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with the filing of periodic and current reports required to maintain our status as a reporting company under the Securities Exchange Act of 1934, as amended.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2012, COMPARED TO THE PERIOD ENDED JUNE 30, 2011

We had no revenues for the six months ended June 30, 2012, or for the six months ended June 30, 2011.  The Company is currently in the development stage of its business development and has had only limited operations to date. We do not anticipate earning revenues until we are able to successfully complete and market our interactive school chat program.

Our total expenses for the three months ended June 30, 2012 were $2,568, compared to total expenses for the three month period ended June 30, 2011 of $11,721.  The reason for the decrease in expenses was due to an increase decrease in professional fees (mainly in connection with legal and accounting fees associated with our registration statement filing and amendments thereto during 2011).

We had a net loss of $2,568 for the three months ended June 30, 2012, compared to a net loss of $11,721 for the three month period ended June 30, 2011.

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

At June 30, 2012, we had total assets, consisting solely of cash, of $32.

At June 30, 2012, we had total liabilities of $22,128, consisting of $5,631 in accounts payable and $16,497 in related party accounts payable, which amount was owed to our former Secretary and Promoter, RuthyNavon and other related parties.

At June 30, 2012, we had a working capital deficit of $22,096.

We had net cash used in operating activities of $9,336 for the six months ended June 30, 2012, which included $8,037 of net loss offset by a $1,299 increase in accounts payable.We had net cash provided by financing activities of $8,700 for the six months ended June 30, 2012, which included $9,300 loans from related parties offset by loan repayments of $600.

In February 2011, we entered into a Promissory Note with RuthyNavon, our former Secretary (and the owner of NR Consulting Services, with which we have entered into a Consulting Agreement (as described above))(the “Note”).  The Note memorialized $2,916 which Ms. Navon had previously advanced to the Company and was repaid prior to March 22, 2011.

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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has not generated revenues since inception and has an accumulated deficit of $64,996 as of June 30, 2012.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

In the opinion of our management, funds currently available will not satisfy our working capital requirements for the next twelve months. Estimated funding required during the twelve-month period is $40,000.  Given our cash position of $32 as of June 30, 2012, we will experience a shortfall in the next twelve months. How long Inventtech Inc. will be able to satisfy its cash requirements depends on how quickly we can generate revenue and how much revenue can be generated.  We estimate that our current cash balances will be extinguished by July 2012.

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

Off-Balance Sheet Arrangements
None.

 Recent Accounting Pronouncements

For the three month period ended June 30, 2012, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4.Controls and Procedures.

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

Item 1.Legal Proceedings.

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

RISKS RELATED TO OUR BUSINESS

Because we have not generated any revenues to date and incurred losses for the period from April 29, 2010 (inception) to June 30, 2012, there is an uncertainty about whether we will be able to continue as a going concern and, as a result, a possibility that shareholders may lose some or all of their investment in our Company.

The Company has incurred net losses in the amount of $64,996 for the period from April 29, 2010 (inception) to June 30, 2012. As of June 30, 2012, we had a working capital deficit of $22,096. We anticipate generating losses for a minimum of the next 12 months. These factors raise substantial doubt regarding our ability to continue as a going concern.   We estimate that our current cash balances will be extinguished by August 2012 provided we do not have any unanticipated expenses. We anticipate the need for approximately $37,000 to support our operations over the next twelve months (which includes approximately $12,000 to complete the development of our website and software and $10,000 of expenses which we anticipate incurring in connection with the preparation and filing of our periodic and current reports and various transfer agent fees, and an additional $15,000 of other various administrative fees during the next twelve months, as described in greater detail below under “Estimated Expenses for the Next Twelve Months”).  If financing is available, it may involve issuing securities senior to our common stock.  In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is every likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan.

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

We were incorporated on April 29, 2010, and are in the development stage.  While we have not realized any revenues to date, we expect that our software will be ready for commercial sale by approximately September 2012. We have no operating history at all upon which an evaluation of our future success or failure can be made. We have incurred net losses for the period from inception (April 29, 2010) through June 30, 2012 and expect to have net losses over the next 12 months. These losses will be due to substantial costs and expenses associated with the further development and marketing of our software and web site.

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

We currently have a working capital deficit of $22,096 as of June 30, 2012. To date we have never had any customers or revenues and there can be no assurance that we will ever achieve any profitability or revenues.  We estimate that our current cash balances will be extinguished by August 2012 provided we do not have any unanticipated expenses. We anticipate the need for approximately $37,000 to support our operations over the next twelve months (which includes approximately $12,000 to complete the development of our website and software and $10,000 of expenses which we anticipate incurring in connection with the preparation and filing of our periodic and current reports and various transfer agent fees, and an additional $15,000 of other various administrative fees during the next twelve months, as described in greater detail below under “Estimated Expenses for the Next Twelve Months”).  Although there can be no assurance at present, we hope to be in a position to generate revenues by September 2012; however, we will still need to raise additional funding to support our operations and pay expenses (as described in greater detail below under “Liquidity and Capital Resources”).  Although there can be no assurance at present, we hope to be in a position to generate revenues by September 2012; however, we will still need to raise additional funding to support our operations and pay expenses (as described in greater detail below under “Liquidity and Capital Resources”).

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

Mr. MohamadAdbelHadi our President and Director, is a citizen and a resident of Israel, and all or a substantial portion of his assets are located outside of the United States.

Ms. EimanSaleh, our Treasurer and Director, is a citizen and a resident of Israel, and all or a substantial portion of her assets are located outside of the United States.

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

While we rely heavily on our President and Director, Mr. Mohamad Abdel Hadi, and our Treasurer and Director Ms. EimanSaleh, they have no experience serving as an officer or Director of a publicly-traded company, or experience with the reporting requirements which public companies are subject to.  Additionally, neither Mohamad Abdel Hadi nor EimanSaleh have any experience with the financial accounting and preparation requirements of financial statements which we are required to file on a quarterly and annual basis under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We plan to initially rely on our outside accountants and bookkeepers, as well as the consultants we have engaged (including Ms. RuthyNavon, our former Secretary, who we have entered into a consulting agreement with as described below) to help us create a system of accounting controls and procedures to maintain the Company’s accounting records, until such time, if ever, as we generate the revenues required to engage a separate Chief Accounting Officer with accounting experience with publicly reporting companies.  Consequently, our operations, earnings and ultimate financial success could suffer irreparable harm due to our executives’ ultimate lack of experience with publicly-traded companies in general and especially in connection with their lack of experience with the financial accounting and preparation requirements of the Exchange Act.

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
Ms. EimanSaleh, our Treasurer and a Director, currently devotes 20 hours per week to our Company.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibit No.	Description

3.1 (1)	Articles of Incorporation
3.2 (1)	Bylaws
10.1 (1)	Programmer Agreement
10.2 (2)	Independent Contractor Agreement with RuthyNavon
10.3 (3)	Licensing Agreement with RN Consulting Services, d/b/a Yearbook Alive Software
10.4 (4)	First Addendum to License Agreement
31*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

INVENTTECH INC.

Dated: August 6, 2012	/s/ Mohamad Abdel Hadi
Mohamad Abdel Hadi President and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)