Form 10-Q
period 2012-09-30
Inventtech Inc.
filed 2012-11-13
CIK 1495536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 6, 2012, there were 4,850,000 shares of the issuer's common stock outstanding.

Inventtech Inc.

Form 10-Q

INDEX

PART I – FINANCIAL INFORMATION		Page

Item 1.	Financial Statements

	Balance Sheets as of September 30, 2012 and December 31, 2011 (Unaudited)	F-1

	Statements of Operations - For the three and nine months ended September 30, 2012 and 2011 and from Inception (April 29, 2010) through September 30, 2012 (Unaudited)	F-2

	Statement of Stockholders’ Equity (Deficit)- From Inception (April 29,2010) through September 30, 2012 (Unaudited)	F-3

	Statements of Cash Flows - For the nine months September 30, 2012 and 2011 and from Inception (April 29, 2010) through September 30, 2012 (Unaudited)	F-4

	Notes to Financial Statements (Unaudited)	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9

Item 4.	Controls and Procedures	9

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 1A.	Risk Factors	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	(Removed and Reserved)	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures		22

1

INVENTTECH INC.

(An Development Stage Company)

Balance Sheets

ASSETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$972	$668

Total Current Assets	972	668

TOTAL ASSETS	$972	$668

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$20	$6,930
Accounts payable - related party	25,658	7,797

Total Current Liabilities	25,678	14,727

STOCKHOLDERS' DEFICIT

Preferred stock, 50,000,000 shares authorized at
par value of $0.0001, no shares issued and outstanding	—	—
Common stock, 100,000,000 shares authorized at
par value of $0.0001, 4,850,000
issued and outstanding, respectively	485	485
Additional paid-in capital	42,415	42,415
Deficit accumulated during the development stage	(67,606)	(56,959)

Total Stockholders' Deficit	(24,706)	(14,059)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$972	$668

The accompanying notes are a integral part of these consolidated financial statements.

INVENTTECH INC.

(An Development Stage Company)

Statement of Operations

(Unaudited)

					From
					Inception on
	For the Three Months Ended		For the Nine Months Ended		April 29, 2010
	September 30,		September 30,		through
	2012	2011	2012	2011	September 30, 2012

REVENUES	$—	$—	$—	$—	$—
COST OF SALES	—	—	—	—	—
GROSS MARGIN	—	—	—	—	—

OPERATING EXPENSES

General and administrative	2,610	507	10,647	26,742	67,606

Total Operating Expenses	2,610	507	10,647	26,742	67,606

LOSS FROM OPERATIONS	(2,610)	(507)	(10,647)	(26,742)	(67,606)

PROVISION FOR INCOME TAXES	—	—	—	—	—

NET LOSS	$(2,610)	$(507)	$(10,647)	$(26,742)	$(67,606)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	4,850,000	4,850,000	4,850,000	4,850,000

The accompanying notes are a integral part of these consolidated financial statements.

INVENTTECH INC.

(An Development Stage Company)

Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, April 29, 2010	—	$—	$—	$—	$—

Common stock issued for cash
at $0.0001 per share	4,000,000	400	—	—	400

Common stock issued for cash
at $0.05 per share	850,000	85	42,415	—	42,500

Net loss for the year ended
December 31, 2010	—	—	—	(17,270)	(17,270)

Balance, December 31, 2010	4,850,000	485	42,415	(17,270)	25,630

Net loss for the year ended
December 31, 2011	—	—	—	(39,689)	(39,689)

Balance, December 31, 2011	4,850,000	485	42,415	(56,959)	(14,059)

Net loss for the nine months ended
September 30, 2012 (unaudited)	—	—	—	(10,647)	(10,647)

Balance, September 30, 2012 (unaudited)	4,850,000	$485	$42,415	$(67,606)	$(24,706)

The accompanying notes are an integral part of these financial statements

INVENTTECH INC.

 (An Development Stage Company)

 Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,		From Inception on April 29, 2010 through September 30,
	2012	2011	2012

OPERATING ACTIVITIES

Net loss	$(10,647)	$(26,742)	$(67,606)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses		350	—
Accounts payable	(6,910)	1,798	620
Net Cash Used in
Operating Activities	(17,557)	(24,594)	(66,986)

INVESTING ACTIVITIES	—	—	—

FINANCING ACTIVITIES

Proceeds from loans payable-related parties	27,461	—	34,658
Repayment of loans payable-related parties	(9,600)	—	(9,600)
Proceeds from private placements	—	—	42,900
Net Cash Provided by
Financing Activities	17,861	—	67,958

NET INCREASE (DECREASE) IN CASH	304	(24,594)	972
CASH AT BEGINNING OF PERIOD	668	25,280	—

CASH AT END OF PERIOD	$972	$686	$972

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

 INVENTTECH INC.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

September 30, 2012 and December 31, 2011

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

Basis of Presentation

The unaudited financial statements as of September 30, 2012 and for the nine months ended September 30, 2012 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission  (SEC) Regulation S-X rule 8-03. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2012 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the nine month period ended September 30, 2012, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending December 31, 2012. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has not generated revenue since its inception and has an accumulated deficit of $67,606at September 30, 2012.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company owes a director $25,658 and $7,797 as of September 30, 2012 and December 31, 2011, respectively, for expenses paid on its behalf. The liability is non interest bearing, unsecured and has no fixed date for repayment.

NOTE 4 – SUBSEQUENT EVENTS

In accordance with ASC 855 the Company’s management reviewed all material events through September9, 2012, the date these financial statements were available to be issued, and there are no material subsequent events to report.

Item 2.  Management's Discussion and Analysis or Plan of Operations.

The following discussion and analysis of our financial condition as of September 30, 2012. Our results of operations should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2011.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012, COMPARED TO THE PERIOD ENDED SEPTEMBER 30, 2011

We had no revenues for the nine months ended September 30, 2012, or for the nine months ended September 30, 2011.  The Company is currently in the development stage of its business development and has had only limited operations to date. We do not anticipate earning revenues until we are able to successfully complete and market our interactive school chat program.

Our total expenses for the nine months ended September 30, 2012 were $10,647, compared to total expenses for thenine month period ended September 30, 2011 of $26,742.  The reason for the decrease in expenses was due to andecrease in professional fees (mainly in connection with legal and accounting fees associated with our registration statement filing and amendments thereto during 2011).

We had a net loss of $10,647 for the nine months ended September 30, 2012, compared to a net loss of $26,742 for the nine month period ended September 30, 2011.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with the filing of periodic and current reports required to maintain our status as a reporting company under the Securities Exchange Act of 1934, as amended.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012, COMPARED TO THE PERIOD ENDED SEPTEMBER 30, 2011

We had no revenues for the three months ended September 30, 2012, or for the three months ended September 30, 2011.  The Company is currently in the development stage of its business development and has had only limited operations to date. We do not anticipate earning revenues until we are able to successfully complete and market our interactive school chat program.

Our total expenses for the three months ended September 30, 2012 were $2,610, compared to total expenses for the three month period ended September 30, 2011 of $507.  The reason for the decrease in expenses was due to adecrease in professional fees (mainly in connection with legal and accounting fees associated with our registration statement filing and amendments thereto during 2011).

We had net loss of $2,610 for the three months ended September 30, 2012, compared to a net loss of $507 for the three month period ended September 30, 2011.

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

At September 30, 2012, we had total assets, consisting solely of cash, of $972.

At September 30, 2012, we had total liabilities of $25,678, consisting of $20 in accounts payable and $25,658 in related party accounts payable, which amount was owed to our former Secretary and Promoter, RuthyNavon and other related parties.

At September 30, 2012, we had a working capital deficit of $24,706.

We had net cash used in operating activities of $17,557 for the nine months ended September 30, 2012, which included $10,647 of net loss increased by a $6,910decrease in accounts payable.We had net cash provided by financing activities of $17,861 from related parties.

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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has not generated revenues since inception and has an accumulated deficit of $67,606 as of September 30, 2012.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

In the opinion of our management, funds currently available will not satisfy our working capital requirements for the next twelve months. Estimated funding required during the twelve-month period is $40,000.  Given our cash position of $978as of September 30, 2012, we will experience a shortfall in the next twelve months. How long Inventtech Inc. will be able to satisfy its cash requirements depends on how quickly we can generate revenue and how much revenue can be generated.  We estimate that our current cash balances will be extinguished by July 2012.

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

Off-Balance Sheet Arrangements

None.

 Recent Accounting Pronouncements

For the three month period ended September 30, 2012, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

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

RISKS RELATED TO OUR BUSINESS

Because we have not generated any revenues to date and incurred losses for the period from April 29, 2010 (inception) to September 30, 2012, there is an uncertainty about whether we will be able to continue as a going concern and, as a result, a possibility that shareholders may lose some or all of their investment in our Company.

The Company has incurred net losses in the amount of $74,192 for the period from April 29, 2010 (inception) to September 30, 2012. As of September 30, 2012, we had a working capital deficit of $24,706. We anticipate generating losses for a minimum of the next 12 months. These factors raise substantial doubt regarding our ability to continue as a going concern.   We estimate that our current cash balances will be extinguished by August 2012 provided we do not have any unanticipated expenses. We anticipate the need for approximately $37,000 to support our operations over the next twelve months (which includes approximately $12,000 to complete the development of our website and software and $10,000 of expenses which we anticipate incurring in connection with the preparation and filing of our periodic and current reports and various transfer agent fees, and an additional $15,000 of other various administrative fees during the next twelve months, as described in greater detail below under “Estimated Expenses for the Next Twelve Months”).  If financing is available, it may involve issuing securities senior to our common stock.  In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is every likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan.

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

We were incorporated on April 29, 2010, and are in the development stage.  While we have not realized any revenues to date, we expect that our software will be ready for commercial sale by approximately September 2012. We have no operating history at all upon which an evaluation of our future success or failure can be made. We have incurred net losses for the period from inception (April 29, 2010) through September 30, 2012 and expect to have net losses over the next 12 months. These losses will be due to substantial costs and expenses associated with the further development and marketing of our software and web site.

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

We currently have a working capital deficit of $31,150 as of September 30, 2012. To date we have never had any customers or We estimate that revenues and there can be no assurance that we will ever achieve any profitability or revenues. our current cash balances will be extinguished by August 2012 provided we do not have any unanticipated expenses. We anticipate the need for approximately $37,000 to support our operations over the next twelve months (which includes approximately $12,000 to complete the development of our website and software and $10,000 of expenses which we anticipate incurring in connection with the preparation and filing of our periodic and current reports and various transfer agent fees, and an additional $15,000 of other various administrative fees during the next twelve months, as described in greater detail below under “Estimated Expenses for the Next Twelve Months”). Although there can be no assurance at present, we hope to be in a position to generate revenues by September 2012;however, we will still need to raise additional funding to support our operations and pay expenses (as described in greater detail below under “Liquidity and Capital Resources”). Although there can be no assurance at present, we hope to be in a position to generate revenues by September 2012; however, we will still need to raise additional funding to support our operations and pay expenses (as described in greater detail below under “Liquidity and Capital Resources”).

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
Result in negative publicity;
Force us to stop licensing our planned program that incorporates the challenged intellectual property;
Require us to redesign our planned program; and
Require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies, which may not be available on terms acceptable to us, if at all.

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

INVENTTECH INC.

Dated: November 6, 2012	/s/ Mohamad Abdel Hadi
Mohamad Abdel Hadi President and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

