Form 10-K
period 2012-12-31
Inventtech Inc.
filed 2013-04-01
CIK 1495536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

 Yes   ☒ No   ☐

The issuer's revenues for the most recent fiscal year ended December 31, 2012 were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $0, as there was no public market for the registrants common stock as of June 30, 2012.

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date:

4,850,000 shares of common stock issued and outstanding as of February 28, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

Part I

Part II

Part III

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

We caution you that this report contains forward-looking statements regarding, among other things, financial, business, and operational matters.

All statements that are included in this Annual Report, other than statements of historical fact, are forward-looking statements. Forward-looking statements involve known and unknown risks, assumptions, uncertainties, and other factors. Statements made in the future tense, and statements using words such as “may,” “can,” “could,” “should,” “predict,” “aim’” “potential,” “continue,” “opportunity,” “intend,” “goal,” “estimate,” “expect,” “expectations,” “project,” “projections,” “plans,” “anticipates,” “believe,” “think,” “confident” “scheduled” or similar expressions are intended to identify forward-looking statements. Forward-looking statements are not a guarantee of performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and are beyond our control. These risks and uncertainties could cause actual results to differ materially from those expressed in or implied by the forward-looking statements, and therefore should be carefully considered. We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to update any of these forward-looking statements as a result of new information, future events, or otherwise, except as expressly required by law. References in this Form 10-K, unless another date is stated, are to December 31, 2012. As used herein, the “Company,” “Inventtech,” “we,” “us,” “our” and words of similar meaning refer to Inventtech Inc.

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

To date, we have never had any customers or revenues and there can be no assurance that we will ever achieve any profitability or revenues.  We estimate that our current cash balances will be extinguished by April 2012 provided we do not have any unanticipated expenses. We anticipate the need for approximately $37,000 to support our operations over the next twelve months (which includes approximately $12,000 to complete the development of our website and software and $10,000 of expenses which we anticipate incurring in connection with the preparation and filing of our periodic and current reports and various transfer agent fees, and an additional $15,000 of other various administrative fees during the next twelve months, as described in greater detail below under “Estimated Expenses for the Next Twelve Months”).  Although there can be no assurance at present, we hope to be in a position to generate revenues by June, 2013; however, we will still need to raise additional funding to support our operations and pay expenses (as described in greater detail below under “Liquidity and Capital Resources”).

STATUS OF SOFTWARE DEVELOPMENT

We are currently developing a database and software marketing School Chat Software for use by educational institutions and schools. The Company hopes to have the website, database and software active and running by June 2012.

Steps Required For Commercial Sale of School Chat Software	Percent Accomplished As of Filing	Estimated Remaining Cost	Estimated Completion Date
Design Website Layout	80%	$1,000	June 2013
Design Marketing Materials , News Pages, Blog, Digital Shopping Cart	50%	$4,000	June 2013
Finalize School Chat Software, Chat Templates, Web Access Capabilities	70%	$2,000	June 2013
Complete Coding of Databases	50%	$5,000	June 2013
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

RISKS RELATED TO OUR BUSINESS

Because we have not generated any revenues to date and incurred losses for the period from April 29, 2010 (inception) to December 31, 2012, there is an uncertainty about whether we will be able to continue as a going concern and, as a result, a possibility that shareholders may lose some or all of their investment in our Company.

The Company has incurred net losses in the amount of $68,624 for the period from April 29, 2010 (inception) to December 31, 2012. As of December 31, 2012, we had a working capital deficit of $25,724. We anticipate generating losses for a minimum of the next 12 months. These factors raise substantial doubt regarding our ability to continue as a going concern.   We estimate that our current cash balances will be extinguished by April 2013 provided we do not have any unanticipated expenses. We anticipate the need for approximately $37,000 to support our operations over the next twelve months (which includes approximately $12,000 to complete the development of our website and software and $10,000 of expenses which we anticipate incurring in connection with the preparation and filing of our periodic and current reports and various transfer agent fees, and an additional $15,000 of other various administrative fees during the next twelve months, as described in greater detail below under “Estimated Expenses for the Next Twelve Months”).  If financing is available, it may involve issuing securities senior to our common stock.  In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is every likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan.

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

We were incorporated on April 29, 2010, and are in the development stage.  While we have not realized any revenues to date, we expect that our software will be ready for commercial sale by approximately June 2013. We have no operating history at all upon which an evaluation of our future success or failure can be made. We have incurred net losses for the period from inception (April 29, 2010) through December 31, 2012 and expect to have net losses over the next 12 months. These losses will be due to substantial costs and expenses associated with the further development and marketing of our software and web site.

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

We currently have a working capital deficit of $27,524 as of December 31, 2012. To date we have never had any customers or revenues and there can be no assurance that we will ever achieve any profitability or revenues.  We estimate that our current cash balances will be extinguished by April 2012 provided we do not have any unanticipated expenses. We anticipate the need for approximately $37,000 to support our operations over the next twelve months (which includes approximately $12,000 to complete the development of our website and software and $10,000 of expenses which we anticipate incurring in connection with the preparation and filing of our periodic and current reports and various transfer agent fees, and an additional $15,000 of other various administrative fees during the next twelve months, as described in greater detail below under “Estimated Expenses for the Next Twelve Months”).  Although there can be no assurance at present, we hope to be in a position to generate revenues by June 2012; however, we will still need to raise additional funding to support our operations and pay expenses (as described in greater detail below under “Liquidity and Capital Resources”).  Although there can be no assurance at present, we hope to be in a position to generate revenues by June 2012; however, we will still need to raise additional funding to support our operations and pay expenses (as described in greater detail below under “Liquidity and Capital Resources”).

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

DESCRIPTION OF SECURITIES

Common Stock

We are authorized to issue 100,000,000 common shares with a par value of $0.0001. As of February 29, 2013, there were 4,850,000 shares of our common stock issued and outstanding.

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

Preferred Stock

We are authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share.  As of February 29, 2013, there were no preferred shares issued and outstanding.  Our Board of Directors is authorized by the Nevada Revised Statutes to divide the authorized shares of our preferred stock into one or more series, each of which must be so designated as to distinguish the shares of each series of preferred stock from the shares of all other series and classes. Our Board of Directors is authorized, within any limitations prescribed by law and our articles of incorporation, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of preferred stock including, but not limited to, the following:

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
19

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31 2012, COMPARED TO THE YEAR ENDED DECEMBER 31, 2011

We had no revenues for the year ended December 31, 2012, or for the year ended December 31, 2011.  The Company is currently in the development stage of its business development and has had only limited operations to date. We do not anticipate earning revenues until we are able to successfully complete and market our interactive school chat program.

Our total expenses for the year ended December 31, 2012 were $13,465, compared to total expenses for the year ended December 31, 2011 of $39,689, an decrease of $26,224 from the prior period. The reason for the decrease in expenses was due to a decrease in professional fees (mainly in connection with legal and accounting fees associated with our registration statement filing and amendments thereto).

We had a net loss of $13,465 for the year ended December 31, 2012, compared to a net loss of $39,689 for the year ended December 31, 2011.

The reason for the decrease in expenses and net loss was due to a decrease in professional fees (mainly in connection with legal and accounting fees associated with our registration statement filing and amendments thereto).

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

At December 31, 2012, we had total assets, consisting solely of cash, of $953.

At December 31, 2012, we had total liabilities of $28,477, consisting of $1,019 in accounts payable and $27,458 in related party accounts payable, which amount was owed to our former Secretary and Promoter, Ruthy Navon and an entity which she controls.

At December 31, 2012, we had a working capital deficit of $27,524.

We had net cash used in operating activities of $19,376 for the year ended December 31, 2012, which included $13,465 of net loss and a $5,911 decrease in accounts payable.

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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has not generated revenues since inception and has an accumulated deficit of $70,424 as of December 31, 2012.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of Inventtech Inc..:

We have audited the accompanying balance sheets of Inventtech Inc. (a Nevada corporation in the development stage) as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2012 and 2011, and from inception (April 29, 2010) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.s

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inventtech Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011, and from inception (April 29, 2010) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of as December 31, 2012, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/S/ Weinberg & Baer LLC

Weinberg & Baer LLC

Baltimore, Maryland

March 28, 2013

INVENTTECH INC.
(An Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2012	2011

CURRENT ASSETS

Cash and cash equivalents	$953	$668

Total Current Assets	953	668

TOTAL ASSETS	$953	$668

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$1,019	$6,930
Accounts payable - related party	27,458	7,797

Total Current Liabilities	28,477	14,727

STOCKHOLDERS' DEFICIT

Preferred stock, 50,000,000 shares authorized at
par value of $0.0001, no shares issued and outstanding	—	—
Common stock, 100,000,000 shares authorized at
par value of $0.0001, 4,850,000
issued and outstanding, respectively	485	485
Additional paid-in capital	42,415	42,415
Deficit accumulated during the development stage	(70,424)	(56,959)

Total Stockholders' Deficit	(27,524)	(14,059)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$953	$668

The accompanying notes are a integral part of these consolidated financial statements.

INVENTTECH INC.
(An Development Stage Company)
Statement of Operations

			From
			Inception on
	For the Years Ended		April 29, 2010
	December 31,		through
	2012	2011	December 31, 2012

REVENUES	$—	$—	$—
COST OF SALES	—	—	—
GROSS MARGIN	—	—	—

OPERATING EXPENSES

General and administrative	13,465	39,689	70,424

Total Operating Expenses	13,465	39,689	70,424

LOSS FROM OPERATIONS	(13,465)	(39,689)	(70,424)

PROVISION FOR INCOME TAXES	—	—	—

NET LOSS	$(13,465)	$(39,689)	$(70,424)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	4,850,000	4,850,000

The accompanying notes are a integral part of these consolidated financial statements.

INVENTTECH INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, April 29, 2010	—	$—	$—	$—	$—

Common stock issued for cash
at $0.0001 per share	4,000,000	400	—	—	400

Common stock issued for cash
at $0.05 per share	850,000	85	42,415	—	42,500

Net loss for the year ended
December 31, 2010	—	—	—	(17,270)	(17,270)

Balance, December 31, 2010	4,850,000	485	42,415	(17,270)	25,630

Net loss for the year ended
December 31, 2011	—	—	—	(39,689)	(39,689)

Balance, December 31, 2011	4,850,000	485	42,415	(56,959)	(14,059)

Net loss for the year ended
December 31, 2012	—	—	—	(13,465)	(13,465)

Balance, December 31, 2012	4,850,000	$485	$42,415	$(70,424)	$(27,524)

The accompanying notes are an integral part of these financial statements

INVENTTECH INC.
(A Development Stage Company)
Statements of Cash Flows

			From
			Inception on
	For the Years Ended		April 29, 2010
	December 31,		through
	2012	2011	December 31, 2012

OPERATING ACTIVITIES

Net loss	$(13,465)	$(39,689)	$(70,424)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	—	350	—
Accounts payable	(5,911)	14,727	1,019
Net Cash Used in
Operating Activities	(19,376)	(24,612)	(69,405)

INVESTING ACTIVITIES	—	—	—

FINANCING ACTIVITIES

Proceeds from loans payable-related parties	29,261	—	37,058
Repayment of loans payable-related parties	(9,600)	—	(9,600)
Proceeds from private placements	—	—	42,900
Net Cash Provided by
Financing Activities	19,661	—	70,358

NET INCREASE (DECREASE) IN CASH	285	(24,612)	953
CASH AT BEGINNING OF PERIOD	668	25,280	—

CASH AT END OF PERIOD	$953	$668	$953

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

INVENTTECH INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2012 and December 31, 2011

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur any advertising expenses for the years ended December 31, 2012 and 2011.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2012 and 2011.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 15% to the net loss before provision for income taxes as follows:

	December 31, 2012	From inception through December 31, 2011
Income tax expense (benefit) at statutory rate	$(2,020)	(2,591)
Change in valuation allowance	2,020	2,591
Income tax expense	$0	0

Net deferred tax assets consist of the following components as of:

	December 31, 2012	December 31, 2011
NOL Carryover	$10,563	8,544
Valuation allowance	(10,563)	(8,544)
Net deferred tax asset	$0	0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $70,424 for federal income tax reporting purposes could be subject to annual limitations should a change in ownership occur. The net operating loss carry forwards began to expire in 2032.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company files income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has not generated revenues since inception and has an accumulated deficit of $70,424 as of December 31, 2012.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Common Stock

The Company is authorized to issue 100,000,000 common shares with a par value of $0.0001. As of December 31, 2012, there were 4,850,000 shares of common stock issued and outstanding. Upon liquidation, dissolution or winding up of the corporation, the holders of common stock are entitled to share ratably in all net assets available for distribution to shareholders after payment to creditors. The common stock is not convertible or redeemable and has no pre-emptive, subscription or conversion rights. There are no conversion, redemption, sinking fund or similar provisions regarding the common stock. Each outstanding share of common stock is entitled to one vote on all matters submitted to a vote of shareholders. There are no cumulative voting rights. Each shareholder is entitled to receive the dividends as may be declared by the Company’s Directors out of funds legally available for dividends and, in the event of liquidation, to share pro rata in any distribution of our assets after payment of liabilities.

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

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001.  As of December 31, 2012, there were no preferred shares issued and outstanding.  The Company’s board of Directors is authorized by the articles of incorporation to divide the authorized shares of the Company’s preferred stock into one or more series, each of which must be so designated as to distinguish the shares of each series of preferred stock from the shares of all other series and classes. The Company’s board of Directors is authorized, within any limitations prescribed by law and the Company’s articles of incorporation, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of preferred stock.

Warrants

There are no outstanding warrants to purchase the Company’s securities.

Stock Options

The Company has not granted any stock options. There are no options to purchase the Company’s securities outstanding. The Company may in the future establish an incentive stock option plan for its Directors, employees and consultants.

Registration Rights

The Company has not granted registration rights to the selling shareholders or to any other persons.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company owes a director of the Company $27,458 and $7,797 as of December 31, 2012 and December 31, 2011, respectively, for expenses paid on its behalf. The liability bears no interest, is unsecured and has no fixed date for repayment.

NOTE 5 - SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no additional material subsequent events to report.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed

Mr. Mohamad Abdel Hadi	President and Director	60	April 29, 2010
Ms. Eiman Saleh	Treasurer and Director	37	April 29, 2010

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

Item 11. Executive Compensation

We have not paid, nor do we owe, any compensation to our executive officers. We have not paid any compensation to our officers since inception.

We have no employment agreements with any of our executive officers or employees.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year (3)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Mohamad Abdel Hadi President and Director(1)	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Eiman Saleh Treasurer and Director(2)	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)           Mohammad Abdel Hadi became President and Director of the Company on April 29, 2010.

(2)           Eiman Saleh became Treasurer and Director of the Company on April 29, 2010.

Options/SAR Grants

Since April 29, 2010 (inception) to the period ended February 29, 2013 we have not granted any stock options or stock appreciation rights to any of our Directors or executive officers.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Common Stock	Mr. Mohammad Abdel Hadi President and Director	2,000,000	41.2%

Common Stock	Ms. Eiman Saleh Treasurer and Director	2,000,000	41.2%

All officers and Directors as a Group (2 persons)		4,000,000	82.4%
(¹)	Based on 4,850,000 shares of our common stock outstanding as of February 29, 2013.

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

Item 14. Principal Accounting Fees and Services

Following is a summary of the fees expensed relating to professional services rendered by the principal accountants for the fiscal years ended December 31, 2012 and 2011:

Fee Category	2012 Fees	2011 Fees

Audit Related Fees
Weinberg & Baer LLC	$7,900	$2,500
GBH CPAs, PC	—	7,000
All Other Fees	—	—

Total Fees	$7,900	$9,500

Part IV

Item 15. Exhibits, Financial Statement Schedules

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

3.1(1)	Articles of Incorporation

3.2(1)	Bylaws

10.1(1)	Independent Contractor Agreement

10.2(1)	Promissory Note with Ruthy Navon

16.1(2)	Letter from GBH CPAs, PC dated February 27, 2012, to the Securities and Exchange Commission

31*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

INVENTTECH INC.

DATED: March 29, 2013	/s/ Mohamad Abdel Hadi
Mohamad Abdel Hadi President and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Mohamad Abdel Hadi	/s/ Eiman Saleh
Mohamad Abdel Hadi President and Director	Eiman Saleh Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

DATED: March 29, 2013	DATED: March 29, 2013
30