Form 10-Q/A
period 2012-06-30
Inventtech Inc.
filed 2013-04-18
CIK 1495536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10–Q/A to Inventtech Inc.’s quarterly report on Form 10–Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 13, 2012 (the “Form 10–Q”), is solely to correct certain inadvertent references in the Exhibit Table in Part II, Item 6 of the Form 10–Q.

No other changes have been made to the Form 10–Q. This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way any other disclosures made in the original Form 10–Q.

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

(2) Previously filed or furnished as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 filed with the Securities and Exchange Commission on August 13, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVENTTECH INC.

Dated: April 18, 2013	/s/ Bryson Ishii
Bryson Ishii, President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)