Form 10-Q
period 2013-03-31
Inventtech Inc.
filed 2013-05-15
CIK 1495536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 15, 2013 there were 145,500,000 shares of the issuer's common stock outstanding.

INVENTTECH, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

INVENTTECH INC.

(An Development Stage Company)

Balance Sheets

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$935	$953

Total Current Assets	935	953

TOTAL ASSETS	$935	$953

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$2,621	$1,019
Accounts payable - related party	28,208	27,458

Total Current Liabilities	30,829	28,477

STOCKHOLDERS' DEFICIT

Preferred stock, 50,000,000 shares authorized at par value of $0.0001, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized at par value of $0.0001, 145,500,000 issued and outstanding, respectively	14,550	485
Additional paid-in capital	28,350	42,415
Deficit accumulated during the development stage	(72,794)	(70,424)

Total Stockholders' Deficit	(29,894)	(27,524)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$935	$953

The accompanying notes are an integral part of these consolidated financial statements.

INVENTTECH INC.

(An Development Stage Company)

Statement of Operations

(Unaudited)

			From
			Inception on
	For the Three Months Ended		April 29, 2010
	March 31,		through
	2013	2012	March 31, 2013

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

General and administrative	2,370	5,469	72,794

Total Operating Expenses	2,370	5,469	72,794

LOSS FROM OPERATIONS	(2,370)	(5,469)	(72,794)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(2,370)	$(5,469)	$(72,794)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	4,850,000	4,850,000

The accompanying notes are an integral part of these consolidated financial statements.

INVENTTECH INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			From
			Inception on
	For the Three Months Ended		April 29, 2010
	March 31,		through
	2013	2012	March 31, 2013

OPERATING ACTIVITIES

Net loss	$(2,370)	$(5,469)	$(72,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	-	-	-
Accounts payable	1,602	(3,849)	2,621
Net Cash Used in Operating Activities	(768)	(9,318)	(70,173)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from loans payable-related parties	750	9,300	37,808
Repayment of loans payable-related parties	-	(600)	(9,600)
Proceeds from private placements	-	-	42,900
Net Cash Provided by Financing Activities	750	8,700	71,108

NET INCREASE (DECREASE) IN CASH	(18)	(618)	935
CASH AT BEGINNING OF PERIOD	953	668	-

CASH AT END OF PERIOD	$935	$50	$935

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

INVENTTECH INC.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

March 31, 2013 and December 31, 2012

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

Basis of Presentation

The unaudited financial statements as of March 31, 2013 and for the nine months ended March 31, 2013 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission  (SEC) Regulation S-X rule 8-03. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2013 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the three month period ended March 31, 2013, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending December 31, 2012. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has not generated revenue since its inception and has an accumulated deficit of $72,794 at March 31, 2013.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company owes a director $28,208 and $27,458 as of March 31, 2013 and December 31, 2012, respectively, for expenses paid on its behalf. The liability is non-interest bearing, unsecured and has no fixed date for repayment.

NOTE 4 – SUBSEQUENT EVENTS

On April 23, 2013 the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000.

On May 6, 2013, upon approval from the Financial Industry Regulatory Authority (“FINRA”), Inventtech, Inc. (the “Company”) effected a 30 for 1 forward stock split by way of a stock dividend, of all of its issued and outstanding shares of common stock (the “Stock Split”). The Stock Split will increase the number of the Company’s issued and outstanding common stock to 145,500,000, from the current 4,850,000. The Stock Split will not affect the number of the Company’s authorized common stock or its par value, which remain at 200,000,000 and $0.0001 par value per share, respectively and will not affect the number of the Company’s authorized preferred stock or its par value, which remain at 50,000,000 and $0.0001 par value per share, respectively. In accordance with ASC 505, the effect of the forward stock split has been retroactively applied to these financial statements.

In accordance with ASC 855 the Company’s management reviewed all material events through the date these financial statements were available to be issued, and there are no other material subsequent events to report.

Item 2.  Management's Discussion and Analysis or Plan of Operations.

The following discussion and analysis of our financial condition is as of March 31, 2013. Our results of operations should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q and the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Background and Prior Operations

Inventtech, Inc. (“we,” “us,” “Inventtech”, the “Company,” and words of similar meaning) was incorporated in the State of Nevada on April 29, 2010. On April 23, 2013, we amended and restated our articles of incorporation to (i) increase the number of authorized shares of our common stock to two hundred million (200,000,000), with a par value of $0.0001, and (ii) changed the name of the corporation to “Ener-Core, Inc.” (the “Name Change”). The Board of Directors also authorized a forward stock split of our issued and outstanding shares of common stock on a 30 for 1 share basis in the form of a stock dividend (the “Stock Split”).

On May 6, 2013, upon approval from the Financial Industry Regulatory Authority (“FINRA”), Inventtech effected a 30 for 1 forward stock split by way of a stock dividend, of all of its issued and outstanding shares of common stock (the “Stock Split”). The Stock Split will increase the number of the Company’s issued and outstanding common stock to 145,500,000, from the current 4,850,000. The Stock Split will not affect the number of the Company’s authorized common stock or its par value, which remains at 200,000,000 and $0.0001 par value per share, respectively and will not affect the number of the Company’s authorized preferred stock or its par value, which remain at 50,000,000 and $0.0001 par value per share, respectively. In accordance with ASC 505, the effect of the forward stock split has been retroactively applied to these financial statements.

In accordance with the rules and regulations promulgated by FINRA, the Name Change will be deemed ratified and effective only upon FINRA approval, which is still pending as of the date of filing of this Quarterly Report on Form 10-Q.

Our offices are currently located at: 1736 Angel Falls Street, Las Vegas, Nevada  89142-1230. Our telephone number is 1-209-694-4885.

Our initial goal was to develop a web based peer-to-peer (i.e., person to person) chat software for use by schools (the “School Chat Software”).  This software was intended to allow students to stay connected to their school friends and teachers in a secure and controlled environment, free from outside influences. The software would allow the students to chat in one or more school chat rooms and share content, such as pictures, videos and music.  The School Chat Software would also act as a database, or yearbook, so that students would be able to access their treasured memories in the future, and would help teachers and students build and maintain relationships over time.

However, to date, we have been unable to raise additional funds to implement our operations, and we do not believe that we currently have sufficient resources to do so without additional funding. As a result of the current difficult economic environment and our lack of funding to implement our business plan, our Board of Directors has begun to analyze strategic alternatives available to our Company to continue as a going concern. Such alternatives include raising additional debt or equity financing or consummating a merger or acquisition with a partner that may involve a change in our business plan.

Although our Board of Directors’ preference would be to obtain additional funding to develop the School Chat Software, the Board believes that it must consider all viable strategic alternatives that are in the best interests of our shareholders. Such strategic alternatives include a merger, acquisition, share exchange, asset purchase, or similar transaction in which our present management will no longer be in control of our Company and our business operations will be replaced by that of our transaction partner. We believe we would be an attractive candidate for such a business combination due to the perceived benefits of being a publicly registered company, thereby providing a transaction partner access to the public marketplace to raise capital.

Subsequent Event

To that end, on April 16, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Flex Merger Acquisition Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and Flex Power Generation, Inc., a Delaware corporation (“Flex”) pursuant to which the Merger Sub would merge with and into Flex, with Flex as the surviving entity (the “Merger”). It is the intent of the parties to the Merger Agreement that at the closing of the Merger, the shares of our common stock constituting the merger consideration to be issued to the shareholders of Flex will represent 65% of the total issued and outstanding shares of our common stock after the closing of the Merger.

Flex was founded in 2008 as a technology company dedicated to developing ultra-low BTU gas power generation solutions. Flex currently designs and manufactures systems for producing continuous energy from a broad range of sources, including previously unusable ultra-low quality gas, including the Flex Oxidizer®, Flex Power’s oxidation technology, which enables the conversion of these gases into useful heat and power with the lowest known associated emissions, and also the Flex Powerstation™ FP250 targeted to transform methane gas, especially “ultra-low BTU gas” from landfills, coal mines, oil fields and other low quality methane sources into continuous clean electricity. Flex serves several markets globally, including oil fields, biogas, coal mines, natural gas, emissions control, and utility power generation.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012

We generated no revenues for the three months ended March 31, 2012, and March 31, 2011.  The Company is currently in the development stage of its business development and has had only limited operations to date. We do not anticipate earning revenues until we are able to successfully complete and market our interactive school chat program.

We had operating expenses of $2,370 for the three months ended March 31, 2013, compared to $5,469 in operating expenses for the three months ended March 31, 2012. The reason for the decrease in expenses was due to a decrease in professional fees (mainly in connection with legal and accounting fees associated with preparing our quarterly and annual reports filed with the Securities and Exchange Commission.

We had a net loss of $2,370 for the three months ended March 31, 2013, compared to $5,469 for the three months ended March 31, 2012.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with the filing of periodic and current reports required to maintain our status as a reporting company under the Securities Exchange Act of 1934, as amended.

LIQUIDITY AND CAPITAL RESOURCES

We raised $400 from the sale of stock to our officers and directors and $42,500 through a private placement to 38 offshore investors in July 2010, pursuant to which we issued 850,000 shares of our common stock to such investors.

At March 31, 2013, we had total assets, consisting solely of cash, of $935.

At March 31, 2013, we had total liabilities of $30,829, consisting of $2,621 in accounts payable and $28,208 in related party accounts payable, which amount was owed to our former Secretary and Promoter, Ruthy Navon and other related parties.

At March 31, 2013, we had a working capital deficit of $29,894.

We had net cash used in operating activities of $768 for the three months ended March 31, 2013, which included $2,370 of net loss offset by a $1,602 decrease in accounts payable. We had net cash provided by financing activities of $750 from related parties.

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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has not generated revenues since inception and has an accumulated deficit of $72,794 as of March 31, 2013.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

In the opinion of our management, funds currently available will not satisfy our working capital requirements for the next twelve months. Estimated funding required during the twelve-month period is $40,000.  Given our cash position of $935 as of March 31, 2013, we will experience a shortfall in the next twelve months. How long Inventtech Inc. will be able to satisfy its cash requirements depends on how quickly we can generate revenue and how much revenue can be generated.  We estimate that our current cash balances will be extinguished by July 2013.

In 2010, we sold an aggregate of 25,500,000 shares of our common stock for aggregate consideration of $42,500 ($0.05 per share).

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the three month period ended March 31, 2013, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2013.  This evaluation was carried out under the supervision and with the participation of our Company's management, including our President, Principal Executive Officer and Principal Financial Officer.  Based upon that evaluation, our President, Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this report due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting included in our annual report on Form 10-K for the year ended December 31, 2012.

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

Item 1A.  Risk Factors.

As a smaller reporting company, as defined by Rule 229.10(f)(1), we are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated April 11, 2013, by and among the Company, Flex Merger Acquisition Sub, Inc. and Flex Power Generation, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 17, 2013)

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 24, 2013)

3.2*	Amended Bylaws

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVENTTECH, INC. (Registrant)

Date: May 15, 2013	By:	/s/ Bryson Ishii
Bryson Ishii, President, Secretary and Treasurer (Principal Executive Officer, Principal Financial Officer & Principal Accounting Officer)

