Form 10-Q
period 2013-06-30
Ener-Core Inc.
filed 2013-08-19
CIK 1495536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM            TO             .

Commission File Number 333-173040

Ener-Core, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-0525350
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

9400 Toledo Way, Irvine, California 92618

(Address of Principal Executive Offices)

Registrant’s telephone number: 949-616-3300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company under Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock outstanding as of the latest practicable date: 70,918,761 shares of Common Stock, $.0001 par value, as of August 16, 2013.

INDEX

Ener-Core, Inc.

A Note About Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management’s current expectations.  These statements may be identified by their use of words like “plans,” “expect,” “aim,” “believe,” “projects,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other expressions that indicate future events and trends.  All statements that address expectations or projections about the future, including statements about our business strategy, expenditures, and financial results, are forward-looking statements.  We believe that the expectations reflected in such forward-looking statements are accurate.  However, we cannot assure the reader that such expectations will occur.

Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties including, but not limited to, those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Factors that could cause future results to differ from these expectations include general economic conditions; further changes in our business direction or strategy; competitive factors; market uncertainties; and an inability to attract, develop, or retain consulting or managerial agents or independent contractors.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.  The reader should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report.  Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENER-CORE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In dollars, except share data)

Assets	June 30, 2013	December 31, 2012
	(Unaudited)
Current assets:
Cash and cash equivalents	$215,592	$93,285
Prepaid expenses and other current assets	77,178	8,970
Total current assets	292,770	102,255
Property and equipment, net	779,473	878,118
Intangibles, net	44,027	47,414
Total assets	1,116,270	1,027,787
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	496,644	33,234
Accrued expenses	885,559	385,855
Advance from related party	2,750	—
Note payable from related party	300,000	—
Total current liabilities	1,684,953	419,089
Total liabilities	1,684,953	419,089

Commitments and contingencies

Stockholders’ equity (deficit) :
Preferred stock, $0.0001 par value
Authorized shares: - 50,000,000 at June 30, 2013 and December 31, 2012
Issued and outstanding shares - none at June 30, 2013 and December 31, 2012
Common stock, $0.0001 par value:
Authorized shares: - 200,000,000 at June 30, 2013 and December 31, 2012
Issued and outstanding shares - 65,893,977 at June 30, 2013 and 60,883,184 at December 31, 2012	6,589	6,088
Additional paid in capital	2,422,731	978,100
Accumulated deficit	(2,998,003)	(375,490)
Total stockholders’equity (deficit)	(568,683)	608,698

Total liabilities and stockholders’ equity (deficit)	$1,116,270	$1,027,787

See accompanying notes to unaudited condensed consolidated financial statements.

ENER-CORE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In dollars, except per share data)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Sales
Sales	$3,216	$—	$7,310	$—
Sales to related party	8,530	—	8,530	—
Total sales	11,746	—	15,840	—

Cost of goods sold
Cost of goods sold	1,912	—	6,006	—
Cost of goods sold to related party	5,978	—	5,978	—
Total cost of goods sold	7,890	—	11,984	—

Gross Profit	3,856	—	3,856	—

Operating expenses:
Selling, general and administrative	1,439,545	904,487	1,946,497	2,050,109
Research and development	393,532	873,274	669,734	1,713,285
Total operating expenses	1,833,077	1,777,761	2,616,231	3,763,394
Operating loss	(1,829,221)	(1,777,761)	(2,612,375)	(3,763,394)
Other expense:
Interest expense related party	—	(316,417)	(10,138)	(451,933)
Loss before income taxes	(1,829,221)	(2,094,178)	(2,622,513)	(4,215,327)
Income taxes	—	—	—	—
Net loss	$(1,829,221)	$(2,094,178)	$(2,622,513)	$(4,215,327)

Loss per Share - Basic and Diluted	$(0.03)		$(0.04)
Weighted Average Common Shares -
Basic and Diluted	65,449,958		64,256,957

See accompanying notes to unaudited condensed consolidated financial statements.

ENER-CORE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In dollars)

	Successor	Predecessor
	For the Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,622,513)	$(4,215,327)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	105,371	43,658
Stock-based compensation	45,132	278,130
Changes in assets and liabilities:
Costs in excess of billings on uncompleted contracts	—	(480,887)
Prepaid expenses and other current assets	(68,208)	(13,381)
Accounts payable	690,701	392,076
Accrued expenses	499,704	14,290
Net cash used in operating activities	(1,349,813)	(3,981,441)
Cash flows from investing activity:
Purchase of property and equipment	(3,339)	(23,025)
Net cash used by investing activities	(3,339)	(23,025)
Cash flows from financing activities:
Cash contributions from Parent	—	4,004,466
Proceeds from issuance of common stock	728,382	—
Proceeds from exercise of unvested stock options	2,827	—
Repurchase of nonvested stock	(77)	—
Proceeds from related party notes	560,200	—
Advance from related party	184,127	—
Net cash provided by financing activities	1,475,459	4,004,466
Net increase in cash and cash equivalents	122,307	—
Cash and cash equivalents at beginning of period	93,285	—
Cash and cash equivalents at end of period	$215,592	$—

Supplemental schedule of non-cash investing and financing activities:
Conversion of notes payable into common stock	$260,200	$—
Conversion of advances from related party into common stock	$184,127	$—
Conversion of accounts payable into common stock	$227,291	$—

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated balance sheet as of June 30, 2013, the audited condensed consolidated balance sheet as of December 31, 2012, the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2013 and 2012, and the unaudited condensed statements of cash flows for the six months ended June 30, 2013 and 2012 represent our financial position, results of operations and cash flows as of and for the periods then ended. In the opinion of our management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring items, considered necessary to present fairly our financial position at June 30, 2013 and December 31, 2012, the results of our operations for the three and six months ended June 30, 2013 and 2012, and our cash flows for the six months ended June 30, 2013 and 2012, respectively.

The accompanying unaudited condensed financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our recent report on Form 8-K for the fiscal year ended December 31, 2012.

Our accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted.

Recent Accounting Pronouncements

In February 2013, FASB issued authoritative guidance on reporting of amounts reclassified out of accumulated other comprehensive income. In addition to the current requirements for reporting net income or other comprehensive income in financial statements, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The guidance is effective for us for the fiscal year beginning on April 1, 2013 and did not have material impact on our unaudited financial statements.

Reclassification

Certain amounts in the prior period have been reclassified to conform to the current period financial statement and footnote presentation. These reclassifications did not affect our net income as previously reported.

Description of Business

Ener-Core, Inc. (the “Company”), a Nevada corporation, was formed on April 29, 2010 as Inventtech, Inc. On July 1, 2013, the Company acquired Ener-Core Power, Inc., a Delaware corporation formerly known as Flex Power Generation, Inc. (“Ener-Core Power” or “Successor”). The stockholders of Ener-Core Power are now the majority stockholders of the Company and the management of Ener-Core Power is now the management of the Company. Therefore, the acquisition is treated as a “reverse merger” and the financial statements of the Company are those of Ener-Core Power. All equity amounts presented have been retroactively restated to reflect the reverse merger as if it had occurred on November 12, 2012.

As provided in the Contribution Agreement dated November 12, 2012 (the “Contribution Agreement”), by and among Ener-Core Power, FlexEnergy, Inc. (“FlexEnergy” or “Parent”), and FlexEnergy Energy Systems, Inc. (“FEES”), Ener-Core Power was spun-off from FlexEnergy as a separate corporation. As a part of that transaction, Ener-Core Power received all assets (including intellectual property) and certain liabilities pertaining to the Gradual Oxidizer business (which was “carved out” of FlexEnergy). Ownership of Ener-Core Power was not distributed pro rata among the equity owners of FlexEnergy. The assets and liabilities were transferred to Ener-Core Power and recorded at their historical carrying amounts since the transaction was a transfer of net assets between entities under common control.

The Company designs, develops and manufactures products and technologies that expand power generation into previously uneconomical markets.

The Company’s research and development of “clean” power generation from extremely low quality gases has resulted in the development of the Ener-Core Powerstation FP250 (the “FP250”). The FP250 is an integrated system consisting of the Company’s designed and patented Gradual Oxidizer, integrated with a gas turbine and generator. The FP250 is able to generate electric power using low energy content gas or vapor while emitting low levels of atmospheric pollutants and has applications in landfills, oil and gas production and coal mining.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Ener-Core Power. All significant intercompany transactions and accounts have been eliminated in consolidation.

Prior to November 12, 2012, Ener-Core Power did not operate as a separate legal entity. As a result, the historical financial information for the three and six months ended June 30, 2012, has been “carved out” of the financial statements of FlexEnergy, Such financial information is limited to Ener-Core Power related activities, assets and liabilities only.

The carved-out financial information includes both direct and indirect expenses. The historical direct expenses consist primarily of the various costs of direct operations. Indirect costs represent expenses that were allocable to the business. The indirect expense allocations are based upon: (1) estimates of the percentage of time spent by FlexEnergy employees working on or supporting Ener-Core Power business matters; and (2) allocations of various expenses associated with the employees, including salary, benefits, travel and entertainment, rent associated with the employees’ office space, accounting and other general and administrative expenses.

Management believes the assumptions and allocations underlying the carve-out financial information are reasonable, although they are not necessarily indicative of the costs the Gradual Oxidizer Business would have incurred if it had operated on a standalone basis or as an entity independent of FlexEnergy. Accordingly, the financial position, operating results and cash flows may have been materially different if the Ener-Core Power business had operated as a stand-alone entity during the periods presented.

2.	Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Since its inception, the Company has made a substantial investment in research and development to develop the Gradual Oxidizer and has successfully deployed a FP250 field test unit at the U.S. Army base at Fort Benning, Georgia. The total cost of the contract was $4,377,337 and the estimated loss on this contract was $3,386,680. (See Southern Research Contract). The Company has not achieved profitable operations or positive cash flows since inception and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has entered into a Master Purchase and Resale Agreement (“MPRSA”) with Efficient Energy Conversion Turbomachinery B.V. (“EECT”) of The Netherlands for European distribution rights for the FP250 and related equipment. The projected gross margin is estimated to be positive and the Company is projecting sale of the initial unit in November 2013.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital sufficient to meet its operating expenses by seeking additional equity and/or debt financing. Although the Company has raised approximately $2.2 million (net of $1.0 million of reverse merger costs and $0.3 million of broker fees) through the sale of common stock subsequent to June 30, 2013 (See Note 10 - Subsequent Events), management cannot provide any assurances that the Company will be successful in accomplishing any of its financing plans. If the Company were unable to obtain additional capital, such inability would have an adverse effect on the financial position, results of operations, cash flows, and business prospects of the Company, and ultimately on its ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not give effect to any adjustments that might be necessary if the Company were unable to meet its obligations or continue operations.

3.	Significant Accounting Policies

Segments

The Company operates in one segment. All of the Company’s operations are located domestically.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant items subject to such estimates and assumptions include the allocation of operations during the carve-out period, valuation of certain assets, useful lives, and carrying amounts of property and equipment, equity instruments, and stock-based compensation; provision for contract losses; valuation allowances for deferred income tax assets; and exposure to warranty and other contingent liabilities. Actual results may differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments available for current use with an initial maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company did not reserve any accounts receivable during the three and six month periods ended June 30, 2013 and 2012.

Costs in Excess of Billings on Uncompleted Contracts

Costs in excess of billings on uncompleted contracts in the accompanying consolidated balance sheets represents accumulation of costs for labor, materials and others costs that have been incurred in excess of a provision for contract loss that has previously been recognized as further discussed below under the section Southern Research Contract. These costs were subsequently recognized as costs of goods sold in the period from November 12 through December 31, 2012 when the contract was considered complete in accordance with the completed-contract method.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. The estimated useful lives of the assets are as follows:

Description	Estimated Useful Lives
Machinery and equipment	5 to 10 years
Office furniture and equipment	7 years
Computer equipment and software	3 years

Revenue Recognition

The Company generates revenue from the sale of its clean power energy systems and from consulting services. Revenue is recognized in accordance with Accounting Codification subtopic 605-10, Revenue (“ASC 605-10”) and Staff Accounting Bulletin Topic 13, Revenue Recognition, which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured. With regards to the sale of products, delivery is not considered to have occurred, and therefore no revenues are recognized until the customer has taken title to the products and assumed the risks and rewards of ownership of the products specified in the purchase order or sales agreement. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the services delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenue is recorded. The Company defers any revenue for which the services has not been performed or is subject to refund until such time that the Company and the customer jointly determine that the services have been performed or no refund will be required.

Revenues under long-term construction contracts are generally recognized using the completed-contract method of accounting (ASC 605-35). Long-term construction-type contracts for which reasonably dependable estimates cannot be made or for which inherent hazards make estimates difficult are accounted for under the completed-contract method. Revenues under the completed-contract method are recognized upon substantial completion – that is acceptance by the customer, compliance with performance specifications demonstrated in a factory acceptance test or similar event. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimate of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed.

The accompanying financial statements include revenues from the Southern Research Contract only, recognized on a completed-contract method. Therefore, there were no arrangements for which multiple deliverables were accounted for separately.

Southern Research Contract

In April 2009, the Company entered into an initial contract with Southern Research Institute (“SRI”) to perform all detailed design, fabrication, installation and site integration of a Turbine/Thermal Oxidizer demonstration unit. The scope of work also required the Company to commission and start up the demonstration unit including operator and maintenance training. In January 2010, the Company and SRI amended the contract to a fixed price contract value at $1,226,776, which required the Company to provide two 200kw Flex Powerstations (respectively, “Turbine 1” and “Turbine 2”) to be installed at two Department of Defense locations in the US. In addition, the contract, as amended, required the Company to provide field integration, basic operator and maintenance training, including on-site support for the first year of operation and also to maintain, operate and train operators of the equipment. The Company delivered Turbine 1 and installed the equipment in November 2011 and completed the operations and training phase in November 2012. The third amendment to the contract provided for the Company to deliver a second Turbine/Thermal Oxidizer unit and upgrade the engine of Turbine 1. The contract required the customer to identify a site for the second unit by December 31, 2012. However, a suitable site was not selected and the customer cancelled its order for the second unit. The SRI contract has been accounted for in accordance with the completed-contract method. The Company deferred all amounts received on this contract for Turbine 1 and Turbine 2 until the contract was completed on December 31, 2012, at which time all revenue received on the contract ($990,652) was recorded as revenue and the remaining deferred costs of $990,652 were recorded as cost of goods sold. The Company recorded total contract costs of $4,377,337 over the duration of the contract.

Research and Development Costs

Research and development costs are expensed as incurred.

Stock Based Compensation

FASB ASC 718 “Compensation – Stock Compensation” prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 “Equity - Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

No stock options were granted during the period from January 1, 2013 through June 30, 2013.

Stock based compensation expense for the three-month periods ended June 30, 2013 (Successor) and 2012 (Predecessor) was $31,127 and $148,373, respectively. Stock based compensation expense for the six-month periods ended June 30, 2013 (Successor) and 2012 (Predecessor) was $45,132 and $278,130, respectively .

All 3,220,735 of the stock options outstanding at December 31, 2012 were exercised in the first quarter of 2013, resulting in proceeds to the Company of $2,827. Additionally, under the terms of the 2012 stock option plan, the Company repurchased 76,608 shares from a then-former employee for $77 during the six-month period ended June 30, 2013, which shares were immediately retired and became eligible for re-grant. We do not intend to grant any additional awards under the 2012 plan, as it relates to the Company’s now wholly-owned subsidiary, Ener-Core Power, Inc.

Income Taxes

The Company accounts for income taxes under FASB ASC 740 “Income Taxes.” Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Long-Lived Assets

In accordance with ASC 360-10-35, “Impairment or Disposal of Long-Lived Assets,” the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of assets may not be recoverable.  The Company considers the carrying value of assets may not be recoverable based upon its review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends.  An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. We have evaluated our intangible asset for impairment at each balance sheet date and, despite significant losses on the SRI contract, conclude that no impairment of the intangible asset is appropriate.

In 2010 the Company started the construction of the FP250 beta development test unit at the Portsmouth, New Hampshire manufacturing facility of FlexEnergy for the purpose of completing the second development phase for software, controls, systems, and components and to serve as a demonstration unit for potential customers. In July 2012 the construction of the FP250 beta development test unit was completed and the asset was placed in service at the Portsmouth location. The Company had accumulated costs significantly higher than the amount originally expected in constructing the FP250 beta development test unit. As a result the Company performed an evaluation of the FP250 beta development test unit for impairment as this was an indication that the book value of the asset may not be recoverable. The total accumulated cost of constructing the FP250 was $1,089,079 as of July 2012, the date the asset was placed in service at the Portsmouth location. As part of the Company’s review, the fair market value of the FP250 beta development test unit was determined to be $760,000. This determined fair market value was assessed to be the realizable value the Company could expect to receive on the sale of such equipment in a current transaction between willing parties, which is based on the sales price negotiated in the agreement with EECT. As further discussed in Note 9, the Company has entered into an agreement with EECT, an unrelated party, for the sale of a unit with the same functionality as the FP250 beta development unit for a selling price of $760,000. The pricing is a one-time special price which considers this is the first unit of its kind being sold to be placed into the conventional commercial and industrial environment for long-term continuous commercial operation. An impairment charge of $329,079 was recorded in July 2012, which represented the difference between the fair value and the carrying value of the FP250 beta development unit.

The FP250 beta development test unit was a contributed asset pursuant to the terms of the November 12, 2012 Contribution Agreement. The unit was dismantled in June 2013 and will be relocated to the University of California, Irvine where it will continue to be used as a development and demonstration unit.

There were no other indicators of impairment related to long-lived assets that resulted in additional impairment analysis.

Financial Instruments

The Company determines the fair value of our financial instruments based on the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.” The three levels of inputs used to measure fair value are as follows:

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
•	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.
•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The carrying amounts of the financial instruments are reasonable estimates of their fair values due to their short-term nature or proximity to market rates for similar debt.

Fair Value Measurements

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts payable, accrued expenses and debt.

Cash and Cash equivalents, Accounts Payable, Accrued Expenses

These items are recorded in the financial statements at historical cost. The historical cost basis for these amounts is estimated to approximate their respective fair values due to the short maturity of these instruments.

Earnings (Loss) per Share

Basic earnings (loss) per common share is computed by dividing earnings (loss) to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share includes potentially dilutive securities such as outstanding options using various methods such as the treasury stock or modified treasury stock method in determination of dilutive shares outstanding during each reporting period. Stock options were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted (loss) from continuing operations per share as their effect would have been anti-dilutive for the three and six month periods ended June 30, 2013.

Comprehensive Income (Loss)

The Company has no items of other comprehensive income (loss) in any period presented. Therefore, net loss as presented in the Company’s Consolidated Statements of Operations equals comprehensive loss.

4.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30, 2013	December 31, 2012
Machinery and equipment	$814,936	$814,936
Office furniture and fixtures	174,351	174,351
Computer equipment and software	65,704	62,365
Less accumulated depreciation	(275,518)	(173,534)
Net	$779,473	$878,118

Per balance sheet	779,473	878,118
Difference	—	—

Depreciation expense was $50,992 and $101,984 for the three and six months ended June, 2013 (Successor).

Depreciation expense was $11,929 and $40,271 for the three and six months ended June, 2012 (Predecessor).

5.	Intangibles, Net

Intangibles, net consisted of the following:

	June 30, 2013	December 31, 2012
Patents	$79,587	$79,587
Less accumulated amortization	(35,560)	(32,173)

	$44,027	$47,414

Amortization expense related to this intangible asset was $1,694 and $3,387 for the three and six months ended June 30, 2013 (Successor)_

6.	Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2013	December 31, 2012
Accrued merger costs	$296,686	$—
Accrued professional fees	175,598	25,059
Accrued payroll and related expenses	193,117	64,222
Accrued severance	—	41,900
Accrued consulting	24,400	50,000
Accrued project expenses	94,554	—
Accrued other	28,222	927
Liabilities owed by Parent - reimbursable under Contribution Agreement	72,982	203,747
	$885,559	$385,855

7.	Stockholders' Equity (Deficit)

In April 2013, the Company entered into an escrow agreement in connection with a private offering of the Company’s common stock that was to close immediately prior to the reverse merger transaction (see below). A stockholder advanced $728,382 in funds into the escrow, of which $500,000 was released to the Company in April 2013 and $228,382 was released to the Company in June 2013, in each case for the purchase of shares of the Company’s common stock at $.75 per share for an aggregate of approximately 971,176 shares.

In April 2013, an aggregate of approximately $671,618 that was owed by the Company to one or more of a stockholder’s entities was converted into an aggregate of approximately 895,491 shares of common stock of the Company. Such economic obligations consisted of (i) the March $260,200 note payable, (ii) $80,000 that had been advanced to the Company in March 2013, (iii) $220,710 that had been advanced on behalf of the Company under a letter of credit entered into in connection with the November 2012 spin-off transaction; and (iv) $11,708 for certain reimbursable legal expenses incurred in February, March, and April 2013.

8.	Related Party Transactions

Notes Payable and Advances

In January 2013, the Company borrowed $250,000 from a stockholder under a secured convertible note payable that was due at the earliest of February 28, 2013 or upon completion of a $1,000,000 financing event. The note accrued interest at the rate of 12% and is convertible at the lender’s option into common stock at 85% of the price of a future financing or $3.6056 per share. The note and accrued interest was repaid using funds from the March 2013 $260,200 convertible note payable. The note was secured by the intangible assets of the Company.

In March 2013, the Company borrowed $260,200 from a stockholder under a note payable that was due March 28, 2014, or earlier, upon completion of the merger. The note accrued interest at the rate of 12% and was convertible at the lender’s option into common stock at $0.75 per share. The note was subsequently converted in April 2013 as described in Note 7. As the note was outstanding less than one month no interest was due to the lender.

In March 2013, a stockholder advanced the Company $184,127 for operating capital. The advance did not bear interest and was due on demand. In April 2013, the advance was converted into common stock of the Company at $0.75 per share at the stockholders’ election, as described in Note 7.

In June 2013, the Company borrowed $100,000 from each of three individual stockholders under notes payable that were due December 31, 2013, or earlier, upon completion of the merger.  The notes accrued interest at the rate of 8% and are convertible at the lender’s option into common stock at $.75 per share. On July 1, 2013, $100,000 was converted into shares of common stock in the Merger-related private placement and $200,025, which included $25 of accrued interest, was repaid at the closing of the Merger.

There were a number of Parent Company debt instruments issued in 2012 which were with significant stockholders of the Company, who are related parties. All assets of the Parent Company were held as collateral as part of the debt instruments. Under the terms of the Restructuring Agreement dated November 12, 2012 all debt was converted to equity and all collateral was released from encumbrance without recourse.

The Predecessor recorded allocated related party interest expense related to the Parent Company’s debt of $316,417 and $451,933 for the three and six month periods ended June 30, 2012 (Predecessor), respectively. The allocation of interest expense was based on the net loss of the predecessor compared to the aggregate net income loss of the parent Company of the predecessor.

Successor interest expense was $10,138 for the three and six months ended June 30, 2013.

Revenue

During the second quarter of 2013, the Company recorded $8,530 in revenue associated with providing engineering services to Professional Energy Solutions which is owned by the Company’s VP of Engineering. Costs associated with these revenues totaled $5,978.

9.	Commitments and Contingencies

The Company may become a party to litigation in the normal course of business. The Company accrues for open claims based on its historical experience and available insurance coverage. In the opinion of management, there are no legal matters involving the Company that would have a material adverse effect upon the Company's financial condition, results of operations or cash flows.

EECT Agreement

On the December 31, 2012, Ener-Core entered into a Master Purchase and Resale Agreement (MPRSA) with EECT. As part of this agreement, EECT is committed to buy a certain number of the FP250 and related optional equipment in order to maintain exclusivity in the region. The pricing for the first unit was $760,000 and subsequent units will be sold at a higher price than the first unit. In accordance with the MPRA, EECT placed a Purchase Order (“PO”) with the Company on December 31, 2012 for the purchase on the first unit at $760,000. The order was conditional on the issuance of an irrevocable letter of credit to the Company according to the terms of the PO. Such irrevocable letter of credit was issued on March 1, 2013 in the amount of 533,000 Euros and the Company has acknowledged the acceptance of the PO on the same date. The letter of credit expires in November 2013 after the expected delivery and acceptance of the unit by EECT.

Purchase Agreement

On June 26, 2013, Ener-Core Power and FEES entered into an agreement whereby Ener-Core Power agreed to purchase one MT250 EX gas turbine for a total purchase price of $320,000. $64,000 was paid during June 2013, $96,000 was paid during July 2013 and the remaining $160,000 is due 30 days from the date of shipment, which is expected to occur sometime during the month of October 2013.

Concentrations

In 2012, our only customer was SRI, who accounted for 100% of revenue. In the three and six months ended June 30, 2013, two new customers accounted for 100% of sales.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Our bank account is with a major financial institution and is insured by the Federal Deposit Insurance Corporation (FDIC) up to certain limits. At June 30, 2013 and December 31, 2012, the Company did not have any cash on deposit that was in excess of FDIC insured limits.

10.	Subsequent Events

Reverse Merger

As discussed in Note 1, Ener-Core Power entered into an Agreement and Plan of Merger (the “Merger Agreement”) with the Company and Flex Merger Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), pursuant to which the Merger Sub would merge with and into Ener-Core Power, with Ener-Core Power as the surviving entity (the “Merger”). Prior to the merger, the Company was a public reporting “shell company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. The Merger Agreement has been approved by the boards of directors of each of the parties to the Merger Agreement. In April 2013, the pre-merger Company effected a 30-for-1 forward split of its common stock. All share amounts have been retroactively restated to reflect the effect of the stock split.

On July 1, 2013, Ener-Core Power completed the Merger with the Company. Upon completion of the merger, the operating company immediately became a public company. The Merger was accounted for as a “reverse merger” and recapitalization since the stockholders of Ener-Core Power owned a majority of the outstanding shares of the common stock immediately following the completion of the transaction, the stockholders of Ener-Core Power have significant influence and the ability to elect or appoint or to remove a majority of the members of the governing body of the combined entity, and Ener-Core Power’s senior management dominates the management of the combined entity immediately following the completion of the transaction in accordance with the provision of ASC 805, “Business Combinations.” In connection with the reverse merger, certain stockholders of the pre-merger Company returned on aggregate of 120,520,008 shares of the Company’s common stock for cancellation. This cancellation has been retroactively accounted for as of the inception of Ener-Core Power on November 12, 2011. Accordingly, Ener-Core Power was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of Ener-Core Power. Thus, the assets and liabilities and the historical operations that are reflected in the financial statements are those of Ener-Core Power and are recorded at the historical cost basis of Ener-Core Power. The Company’s assets, liabilities and results of operations were de minimis at the time of merger.

University of California Agreement

The Company entered into a two-year agreement with the Regents of the University of California, Irvine commencing April 1, 2013 through April 1, 2015. The contract agreement is for the installation and demonstration of the FP1 equipment. The university will provide certain goods and services, including preliminary site preparation, engineering support, fuel supply, electrical interconnection, control wiring, site access, environmental compliance and approvals with the appropriate local jurisdictions. The fees associated with this agreement included initial site preparation cost of $21,000, a monthly charge of $7,780 commencing August 1, 2013 for use of the facility. In addition, there will be a fee of $4,832 per emissions test. These fees are incurred only for the eight-month period that services are provided. Site activities started in the last week of July 2013. This agreement also required the Company to increase its liability insurance up to $1,000,000 per occurrence and $2,000,000 in aggregate.

Pre-reverse Merger Equity Sales

In the quarter ending June 2013, the Company sold and issued 1,866,667 shares of its common stock to its major stockholder at $0.75 per share in consideration of approximately $728,000 in cash proceeds and repayment of approximately $672,000 of company debt and working capital obligations that the Company had incurred between the spin-off transaction in November 2012 and March 2013. Certain cash proceeds were received, and all repayments occurred, in April 2013 and additional cash proceeds were received in June 2013.

July Equity Sales

In July 2013, the Company sold and issued 4,746,863 shares of its common stock at $0.75 per share in connection with the reverse merger-related private placement for which it received proceeds of approximately $3.2 million, net of approximately $300,000 in broker-dealer commissions. In connection with this financing, 474,687 warrants were issued to investment bankers in July 2013. The warrants have an exercise price of $0.75 and expire 5 years from issuance.

August Equity Sales

In August 2013, the Company sold and issued 246,666 shares of its common stock at $0.75 per share, for which it received proceeds of approximately $170,000, net of approximately $14,800 in broker-dealer commissions. In connection with this financing, 21,733 warrants were issued to investment bankers. The warrants have an exercise price of $0.75 and expire five years from issuance.

2013 Equity Incentive Plan

On July 1, 2013, the Company’s Board of Directors adopted and approved the 2013 Equity Incentive Plan. The plan authorized the Company to grant options to purchase up to 14,000,000 shares of the Company’s authorized common stock. On July 3, 2013, grants under the plan were approved for an aggregate of 1,500,000 shares of common stock to two individuals with an exercise price per share of $0.75 and expiration date of May 5, 2018. One-third of the grant vests on November 1, 2013 and the balance vest ratably during the succeeding 30 months.

Facility Lease

Our current headquarters is located at 9400 Toledo Way, Irvine, California 92618. The property consists of a mixed use commercial office, production, and warehouse facility of 32,649 square feet. As provided in the Contribution Agreement, we occupy a portion of the space, and have assumed one-third of all liabilities under the Standard Industrial/Commercial Single-Tenant Lease, dated May 26, 2011, between FlexEnergy and Meehan Holdings, LLC for the Property (with FlexEnergy remaining responsible for the remaining two-thirds). Notwithstanding this arrangement, the landlord does not view either us or our wholly-owned subsidiary, Ener-Core Power (which was a party to the Contribution Agreement), as formally obligated under the Lease. We are exploring various alternatives for our office and warehouse needs, including negotiating a direct lease with the landlord for a portion of our current facility or moving to a different location.

The Company evaluated all events or transactions that occurred after June 30, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements, which are subject to certain risks and uncertainties, including, without limitation, those described elsewhere in this Form 10-Q. Actual results may differ materially from the results discussed in the forward-looking statements. All forward-looking statements included in this document are made as of the date hereof, based on the information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement, except as may be required by law.

Overview

We design, develop, and manufacture Gradual Oxidizer products and technologies that aim to expand power generation into previously uneconomical markets, while at the same time reducing the emissions of gases produced from industrial processes that contribute to air pollution and climate change. Our first product, the Ener-Core Powerstation FP250 (“FP250”), is able to generate electric power using low energy content gas or vapor while emitting low levels of air pollutants. The FP250 integrates a modified conventional micro-turbine (Ingersoll Rand MT250, now manufactured by FEES) with a proprietary gradual thermal oxidizer in place of a conventional turbine’s combustor.

As disclosed elsewhere in this document, SRI performed an independent field valuation of FP250 at the Fort Benning location. An overview of the technology and benefits can be reviewed at the following link: http://www.serdp.org/Program-Areas/Energy-and-Water/Energy/Distributed-Generation/EW-200823.

Updates to Critical Accounting Policies

There were no updates to our critical accounting policies during the six months ended June 30, 2013. For a full list of our accounting policies, please refer to Footnote 3 - Significant Accounting Policies.

Results of Operations for the Three-Month Periods Ended June 30, 2013 vs. 2012

Net Loss

For the current quarter ending June 30, 2013 we incurred a net loss of $1.8 million, consisting of operating expenses of $1.8 million, which included approximately $1.0 million associated with professional fees for the carve-out and reverse merger. For the quarter ending June 30, 2012, the Predecessor incurred a net loss of $2.1 million, including approximately $316,000 for interest expense to a related party and $1.8 million of operating expenses.

Revenue

Our sales during the quarter ending June 30, 2013, amounted to $11,746, which included $8,530 of revenue on related party engineering services. The Predecessor recorded no revenue in the corresponding quarter ending June 30, 2012.

Cost of Goods Sold

The cost of goods for the quarter ending June 30, 2013, amounted to $7,891 of costs associated with the engineering services. There was no cost of goods sold recorded by the Predecessor in the corresponding quarter ending June 30, 2012.

Gross Profit

Gross profit for the quarter ending June 30, 2013 was $3,855 associated with the engineering revenue.

Operating Expenses

Total operating expenses for the quarter ending June 30, 2013 amounted to $1.8 million and were comprised of:

•	Selling, general and administrative expenses of approximately $1.4 million, which were primarily associated with payroll costs, occupancy costs, intellectual property costs and $1.0 million of outlays associated with professional fees for the carve-out, the two-year audit and reverse merger costs.

•	Research and development expenses of approximately $0.4 million, which included payroll costs and approximately $0.14 million of expenditures associated with Oxidizer development and costs incurred relocating the FP250 beta test development unit from Portsmouth to the University of California Irvine.

Predecessor operating expenses during the quarter ending June 30, 2012 were approximately $1.8 million and were comprised of:

•	Selling, general and administrative expenses of approximately $905,000, which were predominantly payroll, legal fees associated with corporate matters, intellectual property costs, and employee travel.

•	Research and development expenses of approximately $873,000, which were largely employee, consultant costs and operating costs associated with the Gradual Oxidizer development.

Results of Operations for the Six Month Periods Ended June 30, 2013 vs. 2012

Net Loss

For the period of January 1, 2013 through June 30, 2013, the Successor incurred a net loss of $2.6 million, primarily consisting of $2.6 million in operating expenses which included $1.0 million of costs associated with the carve-out and reverse merger. For the six months ended June 30, 2012 the Predecessor lost $4.2 million, consisting of interest expense of approximately $0.45 million and operating expenses of $3.8million.

Successor operating expenses during the six months ending June 30, 2013 were comprised of:

•	Selling, general and administrative expenses of approximately $1.9 million, primarily associated with payroll costs and $1.0 million associated with professional fees for the carve-out and reverse merger.

•	Research and development expenses of approximately $0.7 million, comprised of employee related costs and $0.14 million of expenditures associated with the Gradual Oxidizer development and expenditures costs associated with the relocation of the FP250 Beta test development unit from Portsmouth to the University of California Irvine.

Predecessor operating expenses during the six months ending June 30, 2012 were approximately $3.8 million and were comprised of:

•	Selling, general and administrative expenses of approximately $2.1 million, primarily associated with payroll costs, legal fees associated with corporate matters, intellectual property costs, and employee travel.

•	Research and development expenses of approximately $1.7 million, which were primarily employee and consultant costs and operating costs associated with the Gradual Oxidizer development.

•

Stock-based compensation expense of approximately $278,000, allocated based on headcount at the prior parent, is included in payroll costs associated with selling, general and administrative expenses and research and development expenses, above.

Other Expenses; Interest Expense

Other expenses, consisting solely of interest expense, varied during the reporting periods:

•	During the second quarter of 2013, we had no interest expense and, during the six months ended June 30, 2013, we incurred approximately $10,000 on a Note payable to a related party investor.

•	During the second quarter of 2012, we incurred approximately $316,000 in interest expense, which was the portion of the prior parent company’s debt that was allocated to us.

•	For the predecessor during the six months ended June 30, 2012, we incurred approximately $450,000 in interest expense, which was the portion of the prior parent company’s debt that was allocated to us. Management believes these allocations are reasonable but not necessarily indicative of the cost that would have incurred if the business had been operated on a stand-alone basis.

Financial Condition

Cash Flows from Operating Activities

Cash used in operating activities was $1.3 million for the six months ending June 30, 2013. Our net loss of $2.6 million was offset by $1.2 million in changes in the Company’s operating liabilities and $0.1 million in depreciation expense. The increase in accounts payable and accrued expenses was primarily due to the reverse merger costs and activities associated with relocating the beta development unit from Portsmouth which were recorded at the end of the current quarter.

Net cash provided by financing activities was $1.5 million for the six months ending June 30, 2013, which included note proceeds of $260,000 from a related party in February and $300,000 of proceeds from notes issued in June. During the six months ending June 30, 2013, the Company issued $1.4 million in common stock at $0.75 per share of which the Company received cash proceeds of $0.7 million and the remaining $0.7 million in equity was issued in exchange for repayment of the $260,000 note, the $184,000 related party advance and settlement of certain payables.

From January 1, 2012 to June 30, 2012, the predecessor used approximately $4.0 million of net cash in operating activities, primarily to fund the net loss of approximately $4.2 million during such period, and expenses of approximately $480,000 associated with the SRI Contract. The prior parent company funded the cash needs of the business during such period.

Liquidity and Capital Resources

During the six-month period ending June 30, 2013, our net cash increased by approximately $122,000, primarily due to the sale and issuance of shares of our common stock to a related party stockholder for $0.75 per share in connection with the then-pending reverse merger. Our cash used by operating activities was $1.35 million, which is $2.6 million lower than the $4.0 million cash used by the Predecessor for the equivalent six-month period ending June 30, 2012.

The $1.35 million cash used by operating activities in the six-month period ending June 30, 2013 is comprised of the $2.6 million net loss, $1.2 million of accrued expenses and accounts payable, and $0.1 million of depreciation and amortization expenses. Net cash from financing activities in the six-month period through June 30th 2013 contributed approximately $1.5 million and our negative working capital grew to approximately $1.4 million from approximately $0.3 million at December 31, 2012. The primary reason for such increase in our negative working capital is due to $0.3 million of notes payable, an increase in accounts payable by $0.5 million and increased accrued expenses of $0.5 million associated with carve-out expenses, the reverse merger fees, and costs accrued for the relocation of the beta development unit from Portsmouth to University of California, Irvine.

As of June 30, 2013, the total assets of the Company were approximately $1.1 million, which included cash balances of approximately $215,000, net property, plant and equipment of approximately $779,000, and net intangibles of approximately $44,000.

In July 2013, the Company sold and issued 4,746,869 shares of our common stock for which we received proceeds of approximately $3.2 million net of broker-dealer commissions. We also granted 474,687 five-year warrants for the purchase of an equivalent number of shares at $0.75 per share to such broker-dealers. Further, prior to the closing of the reverse merger, we borrowed $300,000 from three otherwise then-unaffiliated persons, of which $100,000 was converted into shares of common stock in the reverse merger-related private placement and $200,025 was repaid at the closing of the reverse merger.

In August 2013, the Company sold and issued 246,666 shares of our common stock for which we received proceeds of approximately $170,000 net of broker-dealer commissions. We also granted 21,733 five-year warrants for the purchase of an equivalent number of shares at $0.75 per share to such broker-dealers.

Our auditors highlighted the company has not achieved profitable operations and has yet to establish an ongoing source of revenue to cover operating costs and meet its ongoing obligations. As of August 18, 2013 our cash balance was approximately $1.8 million and the Company projects its cash needs for the next 12 months to be in excess of $10.5 million which includes the following:

•	Employee and related costs: $4.1 million

•	Professional fees and business development costs: $1.6 million

•	Research and development programs: $2.8 million

•	Corporate filings: $0.5 million

•	Working capital: $1.5 million

Our sales cycle can exceed 24 months and we do not expect to generate sufficient revenue in the next twelve months to cover our operating costs. Our future is dependent upon our ability to obtain financing and upon future profitable operations. We anticipate that we will rely on debt or equity in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance we will be able to obtain sufficient operating capital through the sale of equity and issuance of debt or that the development and implementation of our business plan will generate sufficient funds to sustain ongoing operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the President and the Principal Accounting Officer conducted an evaluation of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation as of June 30, 2013, our President concluded that the disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Inherent Limitations on the Effectiveness of Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item  2.      Unregistered Sales of Equity Securities and Use of Proceeds.

Since the date of our last report, we sold and issued an aggregate of 246,666 shares of our common stock to four accredited investors in a private offering. The per-share price was $.75. The issuance was made pursuant to Section 4(2) of the Securities Act and Rule 506 under Regulation D promulgated thereunder by the Commission. We believe that exemption was available because (i) no advertising or general solicitation was employed in offering the securities, (ii) the offering and sales were made to four persons, all of whom were accredited investors (all of whom received applicable disclosure materials prior to the closing of the Merger), and (iii) transfer was restricted in accordance with the requirements of the Securities Act (including by legending of certificates representing the securities).

Item  6.               Exhibits.

10.10*	Contribution Agreement by and among FlexEnergy Inc., FlexEnergy Energy Systems, Inc., and Flex Power Generation, Inc., dated November 12, 2012.

10.10 a*	Side letter of Flex Power Generation, Inc., to FlexEnergy, Inc., dated November 12, 2012.

10.11*	Purchase Order of Ener-Core Power, Inc. to FlexEnergy Energy Systems, Inc., dated June 26, 2013.

10.11 a*	Order acknowledgement, dated June 28, 2013.

10.12*	Non-exclusive Placement Agent Agreement between Ener-Core Power, Inc. and Colorado Financial Service Corporation dated, July 16, 2013.

10.13*	Commercial Lease Agreement between Meehan Holdings, LLC, FlexEnergy, Inc., dated May 26, 2011 .

21.1*	Subsidiaries of the Registrant .

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 19, 2013

Ener-Core, Inc.
By: / s / Alain Castro

