Form 10-Q
period 2013-09-30
Ener-Core Inc.
filed 2013-11-08
CIK 1495536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, d.c. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM            TO             .

Commission File Number 333-173040

Ener-Core, Inc.
(Exact name of registrant as specified in its charter)

Nevada	46-0525350
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  x

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock outstanding as of the latest practicable date: 71,054,173  shares of Common Stock, $.0001 par value, as of November 7, 2013.

INDEX

Ener-Core, Inc.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENER-CORE INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In dollars, except share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$763,170	$93,285
Restricted cash	50,005	—
Inventories	64,980	—
Prepaid expenses and other current assets	302,068	8,970

Total current assets	1,180,223	102,255

Property and equipment, net	756,609	878,118
Intangibles, net	42,334	47,414
Other	53,674	—
Total assets	2,032,840	1,027,787

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	245,452	33,234
Accrued expenses	265,603	385,855

Total current liabilities	511,055	419,089

Other	3,554	—

Total liabilities	514,609	419,089

Commitments and contingencies (Note 10)

Stockholders’ equity :
Preferred stock, $0.0001 par value
Authorized shares: - 50,000,000 at September 30, 2013 and December 31, 2012
Issued and outstanding shares - none at June 30, 2013 and December 31, 2012	—	—
Common stock, $0.0001 par value:
Authorized shares: - 200,000,000 at September 30, 2013 and December 31, 2012
Issued and outstanding shares - 71,054,174 at September 30, 2013 and 60,883,184 at December 31, 2012	7,105	6,088
Additional paid in capital	6,529,004	978,100
Accumulated deficit	(5,017,878)	(375,490)
Total stockholders’equity	1,518,231	608,698
Total liabilities and stockholders’ equity	$2,032,840	$1,027,787

See accompanying notes to unaudited condensed consolidated financial statements.

ENER-CORE INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In dollars, except per share data)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Sales
Sales	$—	$—	$7,310	$—
Sales to related party	—	—	8,530	—
Total sales	—	—	15,840	—

Cost of goods sold
Cost of goods sold	—	—	6,006	—
Cost of goods sold to related party	—	—	5,978	—
Total cost of goods sold	—	—	11,984	—
Gross Profit	—	—	3,856	—

Operating expenses:
Selling, general and administrative	1,302,643	512,254	3,250,536	2,562,363
Research and development	718,045	514,141	1,387,779	2,227,426
Impairment loss of long-lived assets	—	329,079	—	329,079
Total operating expenses	2,020,688	1,355,474	4,638,315	5,118,868
Operating loss	(2,020,688)	(1,355,474)	(4,634,459)	(5,118,868)

Other income (expense):
Other income	812	—	2,209	—
Interest expense related party	—	(411,879)	(10,138)	(863,811)
Loss before income taxes	(2,019,876)	(1,767,353)	(4,642,388)	(5,982,679)
Income taxes	—	—	—	—
Net loss	$(2,019,876)	$(1,767,353)	$(4,642,388)	$(5,982,679)

Loss per Share - Basic and Diluted	$(0.03)	—	$(0.07)	—
Weighted Average Common Shares -
Basic and Diluted	68,888,810		66,446,938

See accompanying notes to unaudited condensed consolidated financial statements.

  ENER-CORE INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In dollars)

	Successor	Predecessor
	For the Nine Months Ended Septermber30,
	2013	2012
Cash flows from operating activities:
Net loss	$(4,642,388)	$(5,982,679)

Adjustments to reconcile net loss to net cash used in
operating activities:
Impairment of property and equipment	—	329,079
Depreciation and amortization	158,585	82,559
Stock-based compensation	688,355	356,050
Changes in assets and liabilities:
Restricted cash	(50,005)	—
Inventories	(64,980)	—
Costs in excess of billings on uncompleted contracts	—	(705,171)
Prepaid expenses and other current assets	(293,098)	(10,808)
Other assets	(53,674)	—
Accounts payable	429,509	241,456
Accrued expenses and other	(120,985)	(58,576)
Other liabilities	2,637	—

Net cash used in operating activities	(3,946,044)	(5,748,090)

Cash flows from investing activity:
Purchase of property and equipment	(21,996)	(24,285)

Net cash used by investing activities	(21,996)	(24,285)

Cash flows from financing activities:
Cash contributions from Parent	—	5,772,375
Proceeds from issuance of common stock, net	4,190,848	—
Proceeds from exercise of unvested stock options	2,827	—
Repurchase of nonvested stock	(77)	—
Proceeds from related party notes	560,200	—
Payments on related party notes	(300,000)	—
Advance from related party	184,127	—

Net cash provided by financing activities	4,637,925	5,772,375
Net increase in cash and cash equivalents	669,885	—

Cash and cash equivalents at beginning of period	93,285	—
Cash and cash equivalents at end of period	$763,170	$—

Cash for income taxes	$—	$—
Cash paid for interest	$10,138	$—

Supplemental schedule of non-cash investing and financing activities:
Conversion of notes payable into common stock	$260,200	$—
Conversion of advances from related party into common stock	$184,127	$—
Conversion of accounts payable into common stock	$227,291	$—

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated balance sheet as of September 30, 2013, the audited condensed consolidated balance sheet as of December 31, 2012, the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2013 and 2012, and the unaudited condensed statements of cash flows for the nine months ended September 30, 2013 and 2012, represent our financial position, results of operations and cash flows as of and for the periods then ended. In the opinion of our management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring items, considered necessary to present fairly our financial position at September 30, 2013 and December 31, 2012, the results of our operations for the three and nine months ended September 30, 2013 and 2012, and our cash flows for the nine months ended September 30, 2013 and 2012, respectively.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our current report on Form 8-K for the fiscal year ended December 31, 2012.

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

Recent Accounting Pronouncements

In August 2013, the Financial accounting standards board or FASB issued Accounting standards update or ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” that sets forth circumstances in which an unrecognized tax benefit, generally reflecting the difference between a tax position taken or expected to be taken on a company’s income tax return and the benefit recognized on its financial statements, should be presented in the company’s financial statements as a liability rather than as a reduction of a deferred tax asset. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The adoption of these provisions is not expected to have a material impact on the consolidated financial statements of the Company.

In February 2013, the FASB issued authoritative guidance on reporting of amounts reclassified out of accumulated other comprehensive income. In addition to the current requirements for reporting net income or other comprehensive income in financial statements, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The guidance is effective for us for the fiscal year beginning on January 1, 2013 and did not have material impact on our unaudited financial statements.

Reclassification

Certain amounts in the prior period have been reclassified to conform to the current period financial statement and footnote presentation. These reclassifications did not affect our net income as previously reported.

Reverse Merger and Description of Business

Ener-Core, Inc. (the “Company”), a Nevada corporation, was formed on April 29, 2010 as Inventtech, Inc. The Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ener-Core Power, Inc. (“Ener-Core Power”), a Delaware corporation, and Flex Merger Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), pursuant to which the Merger Sub would merge with and into Ener-Core Power, with Ener-Core Power as the surviving entity (the “Merger”). Prior to the merger, the Company was a public reporting “shell company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. The Merger Agreement was approved by the boards of directors of each of the parties to the Merger Agreement. In April 2013, the pre-merger public shell company effected a 30 for 1 forward split of its common stock. All share amounts have been retroactively restated to reflect the effect of the stock split.

As provided in the Contribution Agreement, dated November 12, 2012 (the Contribution Agreement), by and among FlexEnergy, Inc. (“FlexEnergy”, “Parent”, “Predecessor”), FlexEnergy Energy Systems, Inc. (FEES), and Ener-Core Power, Inc. (“Successor”), Ener-Core Power, Inc. was spun-off from FlexEnergy, Inc. as a separate corporation. As a part of that transaction, Ener-Core Power, Inc. received all assets (including intellectual property) and certain liabilities pertaining to the Gradual Oxidizer business (business carved out of Predecessor). The owners of Predecessor did not distribute ownership of Successor entity pro rata. The assets and liabilities were transferred to the Company and recorded at their historical carrying amounts since the transaction was a transfer of net assets between entities under common control.

On July 1, 2013, Ener-Core Power completed the Merger with the Company. Upon completion of the merger, the operating company immediately became a public company. The Merger was accounted for as a “reverse merger” and recapitalization since the stockholders of Ener-Core Power owned a majority of the outstanding shares of the common stock immediately following the completion of the transaction, the stockholders of Ener-Core Power have significant influence and the ability to elect or appoint or to remove a majority of the members of the governing body of the combined entity, and Ener-Core Power’s senior management dominates the management of the combined entity immediately following the completion of the transaction in accordance with the provision of ASC 805, “Business Combinations.” As part of the reverse merger, the pre-merger public shell company shareholders cancelled 120,520,008 of common stock which were then outstanding. This cancellation has been retroactively accounted for as of the inception of Ener-Core Power, Inc. on November 12, 2012. Accordingly, Ener-Core Power was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of Ener-Core Power. Accordingly, the assets and liabilities and the historical operations that are reflected in the financial statements are those of Ener-Core Power and are recorded at the historical cost basis of Ener-Core Power. The Company’s assets, liabilities and results of operations were de minimis at the time of merger.

The Company designs, develops and manufactures products and technologies that expand power generation into previously uneconomical markets.

The Company’s research and development of “clean” power generation from extremely low quality gases has resulted in the development of the Ener-Core Powerstation FP250 (the “FP250”). The FP250 is an integrated system consisting of the Company’s designed and patented Gradual Oxidizer, integrated with a gas turbine and generator. The FP250 is able to generate electric power using low energy content gas or vapor while emitting low levels of atmospheric pollutants and has applications in landfills, oil and gas production, and coal mining.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Ener-Core Power. All significant intercompany transactions and accounts have been eliminated in consolidation.

Prior to November 12, 2012, Ener-Core Power did not operate as a separate legal entity. As a result, the historical financial information for the three and nine months ended September 30, 2012, has been “carved out” of the financial statements of FlexEnergy. Such financial information is limited to Ener-Core Power related activities, assets and liabilities only.

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

2.            Going Concern

The Company’s financial statements are prepared using GAAP in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Since its inception, the Company has made a substantial investment in research and development to develop the Gradual Oxidizer and has successfully deployed a FP250 field test unit at the U.S. Army base at Fort Benning, Georgia. The total cost of the contract was $4,377,337 and the estimated loss on this contract was $3,386,680 (See "Southern Research Contract" in note 3). The Company has not achieved profitable operations or positive cash flows since inception and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has entered into a Master Purchase and Resale Agreement (“MPRSA”) with Efficient Energy Conversion Turbomachinery B.V. (“EECT”), of the Netherlands, for European distribution rights for the FP250 and related equipment. The projected gross margin is estimated to be positive and the Company is projecting sale of the initial unit in November 2013.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital sufficient to meet its operating expenses by seeking additional equity and/or debt financing. The cash and cash equivalent balance as of September 30, 2013, is $0.8 million. The company is currently looking to raise additional funding and if the Company were unable to obtain additional capital, such inability would have an adverse effect on the financial position, results of operations, cash flows, and business prospects of the Company, and ultimately on its ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying unaudited financial statements do not give effect to any adjustments that might be necessary if the Company were unable to meet its obligations or continue operations.

3.             Significant Accounting Policies

Segments

The Company operates in one segment. All of the Company’s operations are located domestically.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant items subject to such estimates and assumptions include the allocation of operations during the carve-out period, valuation of certain assets, useful lives, and carrying amounts of property and equipment, equity instruments, and stock-based compensation; provision for contract losses; valuation allowances for deferred income tax assets; and exposure to warranty and other contingent liabilities. Actual results may differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments available for current use with an initial maturity of three months or less to be cash equivalents.

Restricted Cash

As of September 30, 2013, the Company had $50,005 of restricted cash held at Union Bank.  The Company is required to keep a minimum balance at this level in order to offset a business credit card account held by the Company.

Accounts Receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company did not reserve any accounts receivable during the three and nine month periods ended September 30, 2013 and 2012.

Inventories

Inventories consist of work in progress for the Company's contract for the EECT Attero Project which the Company anticipates shipping to the customer in November 2013. Inventories are stated at the lower of cost or market and the inventory is valued at the actual unit cost. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value.

Costs in Excess of Billings on Uncompleted Contracts

Costs in excess of billings on uncompleted contracts in the accompanying consolidated balance sheets represents accumulation of costs for labor, materials and others costs that have been incurred in excess of a provision for contract loss that has previously been recognized as further discussed below under the section "Southern Research Contract". These costs were subsequently recognized as costs of goods sold in the period from November 12 through December 31, 2012, when the contract was considered complete in accordance with the completed-contract method.

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

Revenues under long-term construction contracts are generally recognized using the completed-contract method of accounting (under FASB ASC 605-35). Long-term construction-type contracts for which reasonably dependable estimates cannot be made or for which inherent hazards make estimates difficult are accounted for under the completed-contract method. Revenues under the completed-contract method are recognized upon substantial completion – that is acceptance by the customer, compliance with performance specifications demonstrated in a factory acceptance test or similar event.  Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimate of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed.

The accompanying unaudited condensed consolidated financial statements include revenues from the Southern Research Contract which was recognized on a completed-contract method. Therefore, there were no arrangements for which multiple deliverables were accounted for separately.

Southern Research Contract

In April 2009, the Company entered into an initial contract with Southern Research Institute (“SRI”) to perform all detailed design, fabrication, installation and site integration of a Turbine/Thermal Oxidizer demonstration unit. The scope of work also required the Company to commission and start up the demonstration unit including operator and maintenance training. In January 2010, the Company and SRI amended the contract to a fixed price contract value at $1,226,776, which required the Company to provide two 200kw Flex Powerstations (respectively, “Turbine 1” and “Turbine 2”) to be installed at two Department of Defense locations in the United States. In addition, the contract, as amended, required the Company to provide field integration, basic operator and maintenance training including on-site support for the first year of operation and also to maintain, operate and train operators of the equipment. The Company delivered Turbine 1 and installed the equipment in November 2011 and completed the operations and training phase in November 2012. The third amendment to the contract provided for the Company to deliver a second Turbine/Thermal Oxidizer unit and upgrade the engine of Turbine 1. The contract required the customer to identify a site for the second unit by December 31, 2012.  However, a suitable site was not selected and the customer cancelled its order for the second unit. The SRI contract has been accounted for in accordance with the completed-contract method. The Company deferred all amounts received on this contract for Turbine 1 and Turbine 2 until the contract was completed on December 31, 2012, at which time all revenue received on the contract ($990,652) was recorded as revenue and the remaining deferred costs of $990,652 were recorded as cost of goods sold. The Company recorded total contract costs of $4,377,337 over the duration of the contract.

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

In 2010 the Company started the construction of the FP250 beta development test unit at the Portsmouth, New Hampshire manufacturing facility of FlexEnergy for the purpose of completing the second development phase for software, controls, systems, and components and to serve as a demonstration unit for potential customers. In July 2012, the construction of the FP250 beta development test unit was completed and the asset was placed in service at the Portsmouth location. The Company had accumulated costs significantly higher than the amount originally expected in constructing the FP250 beta development test unit. As a result, the Company performed an evaluation of the FP250 beta development test unit for impairment as this was an indication that the book value of the asset may not be recoverable. The total accumulated cost of constructing the FP250 was $1,089,079 as of July 2012, the date the asset was placed in service at the Portsmouth location. As part of the Company’s review, the fair market value of the FP250 beta development test unit was determined to be $760,000. This determined fair market value was assessed to be the realizable value the Company could expect to receive on the sale of such equipment in a current transaction between willing parties, which is based on the sales price negotiated in the agreement with EECT. As further discussed in Note 10, the Company has entered into an agreement with EECT, an unrelated party, for the sale of a unit with the same functionality as the FP250 beta development unit for a selling price of $760,000. The pricing is a one-time special price which considers this is the first unit of its kind being sold to be placed into the conventional commercial and industrial environment for long-term continuous commercial operation. An impairment charge of $329,079 was recorded in July 2012, which represented the difference between the fair value and the carrying value of the FP250 beta development unit.

The FP250 beta development test unit was a contributed asset pursuant to the terms of the Contribution Agreement.  The unit was dismantled in June 2013 and relocated to the University of California, Irvine, in July 2013 where it will continue to be used as a development and demonstration unit.

There were no other indicators of impairment related to long-lived assets that resulted in additional impairment analysis.

Financial Instruments

The Company determines the fair value of our financial instruments based on the hierarchy established by FASB ASC 820, “Fair Value Measurements and Disclosures.” The three levels of inputs used to measure fair value are as follows:

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

Fair Value Measurements

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts payable and accrued expenses.

These items are recorded in the financial statements at historical cost. The historical cost basis for these amounts is estimated to approximate their respective fair values due to the short maturity of these instruments.

Earnings (Loss) per Share

Basic earnings (loss) per common share is computed by dividing earnings (loss) to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share includes potentially dilutive securities such as outstanding options using various methods such as the treasury stock or modified treasury stock method in determination of dilutive shares outstanding during each reporting period.  Stock options  and warrants were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted (loss) from continuing operations per share as their effect would have been anti-dilutive for the three and nine month periods ended September 30, 2013.

Comprehensive Income (Loss)

The Company has no items of other comprehensive income (loss) in any period presented. Therefore, net loss as presented in the Company’s Consolidated Statements of Operations equals comprehensive loss.

4.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30, 2013	December 31, 2012
Machinery and equipment	$814,936	$814,936
Office furniture and fixtures	189,351	174,351
Computer equipment and software	79,361	62,365
Less accumulated depreciation	(327,039)	(173,534)
Net	$756,609	$878,118

Depreciation expense was $51,521 and $153,505 for the three and nine months ended September 30, 2013 (Successor), respectively, and $37,208 and $77,479 for the three and nine months ended September 30, 2012 (Predecessor), respectively.

5.	Intangibles, Net

Intangibles, net consisted of the following:

	September 30, 2013	December 31, 2012
Patents	$79,587	$79,587
Less accumulated amortization	(37,253)	(32,173)
	$42,334	$47,414

Amortization expense related to this intangible asset was $1,694 and $5,080 for each of the three and nine month periods ended September 30, 2013 (Successor) and September 30, 2012 (Predecessor), respectively.

6.	Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2013	December 31, 2012
Accrued professional fees	$59,470	$25,059
Accrued payroll and related expenses	130,231	64,222
Accrued severance	—	41,900
Accrued consulting	39,400	50,000
Accrued project expenses	7,780	—
Accrued other	24,897	927
Liabilities owed by Parent - reimbursable under Contribution Agreement	3,825	203,747
	$265,603	$385,855

7.	Stockholders' Equity

In April 2013, the Company entered into an escrow agreement in connection with a private offering of the Company’s common stock that was to close immediately prior to the Merger. A stockholder advanced $728,382 in funds into the escrow, of which $500,000 was released to the Company in April 2013 and $228,382 was released to the Company in June 2013, in each case for the purchase of shares of the Company’s common stock at $0.75 per share for an aggregate of approximately 971,176 shares.

In April 2013, an aggregate of approximately $671,618 that was owed by the Company to one or more of a stockholder’s controlled entities was converted into an aggregate of approximately 895,491 shares of the Company’s common stock. Such economic obligations consisted of (i) the March $260,200 note payable, (ii) $80,000 that had been advanced to the Company in March 2013, (iii) $220,710 that had been advanced on behalf of the Company under a letter of credit entered into in connection with the spin-off transaction under the Contribution Agreement; and (iv) $11,708 for certain reimbursable legal expenses incurred in February, March, and April 2013.

In the quarter ending June 2013, the Company sold and issued 1,866,667 shares of its common stock to its major stockholder at $0.75 per share in consideration of approximately $728,000 in cash proceeds and repayment of approximately $672,000 of company debt and working capital obligations that the Company had incurred between the spin-off transaction in November 2012 and March 2013. Certain cash proceeds were received, and all repayments occurred, in April 2013, and additional cash proceeds were received in June 2013.

In July 2013, the Company sold and issued 4,746,863 shares of its common stock at $0.75 per share in connection with the Merger-related private placement for which it received proceeds of approximately $3.2 million, net of approximately $400,000 in broker-dealer commissions. In connection with this financing, 474,687 warrants were issued to placement agents in July 2013. The warrants have an exercise price of $0.75 and expire 5 years from issuance.

In August 2013, the Company sold and issued 413,334 shares of its common stock at $0.75 per share, for which it received proceeds of approximately $285,000, net of approximately $25,000 in broker-dealer commissions. In connection with this financing, 36,400 warrants were issued to placement agents. The warrants have an exercise price of $0.75 and expire five years from issuance.

8.	Equity Incentive Plan

On July 1, 2013, the Company’s Board of Directors adopted and approved the 2013 Equity Incentive Plan. The plan authorizes the Company to grant options to purchase up to 14,000,000 shares of the Company’s common stock. On July 3, 2013, grants under the plan were approved for an aggregate of 1,500,000 shares of common stock to two individuals with an exercise price per share of $1.00 and expiration date of May 5, 2018. One-third of the grant will vest on November 1, 2013 and the balance will vest ratably during the succeeding 30 months. In August 2013, options to purchase 5,860,000 shares of common stock were granted to various employees with an exercise price of $1.30 per share and expiration date of August 23, 2020. One-third of the grant will vest on March 1, 2014 and the balance will vest ratably during the succeeding 30 months.

The fair value of option awards is estimated on the grant date using the Black-Scholes option pricing model using the following assumptions for the three months ended September 30:

September 30, 2013
Expected volatility	73.60%
Dividend yield	0.00%
Risk-free interest rate	1.23%
Expected life (in years)	6.56

Expected volatility represents the estimated volatility of the shares over the expected life of the options. The Company has estimated the expected volatility based on the weighted average historical volatilities of a pool of public companies that are comparable to Ener-Core.

The Company uses an expected dividend yield of zero since no dividends are expected to be paid. The risk-free interest rate for periods within the expected life of the option is derived from the U.S. treasury interest rates in effect at the date of grant. The expected option life represents the period of time the option is expected to be outstanding. The simplified method is used to estimate the term since the Company does not have sufficient exercise history to calculate the expected life of the options.

Stock-based compensation expense is recorded only for those awards expected to vest.  Currently the forfeiture rate is zero. The rate is adjusted if actual forfeitures differ from the estimates in order to recognize compensation cost only for those awards that actually vest. If factors change and different assumptions are employed in future periods, the share-based compensation expense may differ from that recognized in previous periods.

Stock-based award activity in 2013 was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Excerise	Contractual
Options	Shares	Price	Life
Balance, December 31, 2012	3,220,735	$0.001	5.00
Exercise of unvested options into restricted stock	(3,220,735)	-	-
Balance, June 30, 2013	-	-	-
Granted	7,360,000	1.239	6.43
Exercised	-	-	-
Forfeited, expired or repurchased	-	-	-
Balance, September 30, 2013	7,360,000	1.239	6.43

Excerisable on September 30, 2013	-	$-	-

Restricted stock activity in 2013 was as follows:

Shares
Balance, December 31, 2012	-
Exercise of unvested options during the three months ending March 31, 2013	3,220,735
Repurchase of unvested options	(76,608)
Balance, March 31, 2013	3,144,127
Vested	(1,048,042)
Balance, June 30, 2013	2,096,085
Vested	(159,178)
Balance, September 30, 2013	1,936,907

All 3,220,735 of the stock options outstanding at December 31, 2012 were exercised in the first quarter of 2013, resulting in proceeds to the Company of $2,827. These stock options were exercised prior to vesting and all unvested options are subject to repurchase rights by the Company. Under the terms of the stock option plan the Company repurchased 76,608 shares from an employee for $77 during the nine month period ended September 30, 2013 and these were returned to the pool.

Stock based compensation expense for the three-month periods ended September 30, 2013 (Successor) and 2012 (Predecessor) was $643,224 and $77,921, respectively. Stock based compensation expense for the nine-month periods ended September 30, 2013 (Successor) and 2012 (Predecessor) was $688,355 and $356,050, respectively.

9.             Related Party Transactions

Notes Payable and Advances

In January 2013, the Company borrowed $250,000 from a stockholder under a secured convertible note payable that was due at the earliest of February 28, 2013, or upon completion of a $1,000,000 financing event. The note accrued interest at the rate of 12% and was convertible at the lender’s option into common stock at 85% of the price of a future financing or $3.6056 per share. The note and accrued interest were repaid using funds from the March 2013 $260,200 convertible note payable. The note was secured by the intangible assets of the Company.

In March 2013, the Company borrowed $260,200 from a stockholder under a note payable that was due March 28, 2014, or earlier, upon completion of the merger. The note accrued interest at the rate of 12% and was convertible at the lender’s option into common stock at $0.75 per share. The note was subsequently converted in April 2013 as described in Note 7. As the note was outstanding less than one month, no interest was due to the lender.

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

In September 2013, the Company reimbursed a stockholder for certain travel and related costs in the amount of $4,386.

On September 13, 2013, the Company entered into an agreement with LKP Global Law, LLP to provide legal services  in connection with SEC compliance, as well as other matters. On October 25, 2013, the Company paid a retainer of $10,000 to LKP Global Law, LLP in connection therewith. Principals of LKP Global Law Firm, LLP disclosed an ownership interest in the company via common stock holdings.

There were a number of parent Company debt instruments issued in 2012 with significant shareholders of the Company, who are related parties. All assets of the parent Company were held as collateral as part of the debt instruments. Under the terms of the Restructuring Agreement dated November 12, 2012, all debt was converted to equity and all collateral was released from encumbrance without recourse.

Predecessor recorded allocated related party interest expense related to the parent Company’s debt of $411,879 and $863,811for the three and nine month periods ended September 30, 2012 (Predecessor), respectively.  The allocation of interest expense was based on net loss of the Predecessor compared to the aggregate net income loss of the parent Company of the Predecessor.

Successor interest expense was $10,138 for the three and nine months ended September 30, 2013. There was no interest expense for the 3 months ended September 30, 2013.

Revenue

During the second quarter of 2013, the Company recorded $8,530 in revenue associated with providing engineering services to Professional Energy Solutions which is owned by the Company’s VP of Engineering. Costs associated with these revenues totaled $5,978. There was no such revenue recorded in the third quarter of 2013.

10.	Commitments and Contingencies

The Company may become a party to litigation in the normal course of business. The Company accrues for open claims based on its historical experience and available insurance coverage.  In the opinion of management, there are no legal matters involving the Company that would have a material adverse effect upon the Company's financial condition, results of operations or cash flows.

EECT Agreement

On the December 31, 2012, Ener-Core entered into a Master Purchase and Resale Agreement (MPRSA) with EECT. As part of this agreement, EECT is committed to buy a certain number of the FP250 and related optional equipment in order to maintain exclusivity in the region.  The pricing for the first unit was $760,000 and subsequent units will be sold at a higher price than the first unit.  In accordance with the MPRSA, EECT placed a Purchase Order (“PO”) with the Company on December 31, 2012, for the purchase on the first unit at $760,000. The order was conditional on the issuance of an irrevocable letter of credit to the Company according to the terms of the PO. Such irrevocable letter of credit was issued on March 1, 2013, in the amount of 533,000 Euros, and the Company has acknowledged the acceptance of the PO on the same date. The letter of credit expires November 14, 2013.

University of California Agreement

The Company entered into a two-year agreement with the Regents of the University of California, Irvine, commencing April 1, 2013 through April 1, 2015. The agreement is for the installation and demonstration of the FP1 equipment. The university will provide certain goods and services including preliminary site preparation, engineering support, fuel supply, electrical interconnection, control wiring, site access, environmental compliance and approvals with the appropriate local jurisdictions. The fees associated with this agreement included initial site prep cost of $21,000, a monthly charge of $7,780 commencing August 1, 2013 for use of the facility. In addition, there will be a fee of $4,832 per emissions test. These fees are incurred only for the eight month period that services are provided. Site activities started the last week of July 2013. This has also increased our liability insurance limits up to $1,000,000 per occurrence and $2,000,000 in aggregate.

Purchase Agreement

On September 26, 2013, Ener-Core Power and FEES entered into an agreement whereby Ener-Core Power agreed to purchase one MT250 EX gas turbine for a total purchase price of $320,000. $64,000 was paid during June 2013, $96,000 was paid during July 2013, and the remaining $160,000 is scheduled to be paid in November 2013.

Concentrations

In 2012, our only customer was SRI, who accounted for 100% of revenue. In the three and nine months ended September 30, 2013, two new customers collectively accounted for 100% of sales.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Our bank account is with a major financial institution and is insured by the Federal Deposit Insurance Corporation (FDIC) up to certain limits. At September 30, 2013, the Company had cash on deposit that was approximately $300,000 in excess of FDIC insured limits. At December 31, 2012, the Company did not have any cash on deposit that was in excess of FDIC insured limits.

Facility Lease

Our current headquarters is located at 9400 Toledo Way, Irvine, California 92618. The property consists of a mixed use commercial office, production, and warehouse facility of 32,649 square feet. Effective August 1, 2013, Ener-Core assumed this lease (the “Lease”). The Lease has a remaining term of 39 months and expires December 31, 2016. The monthly expense rent is $25,285 and increases on an annual basis. In September 2013, the Company began subleasing a certain portion of this property to a third party on a month to month basis at a rate of $720 per month.

We also finalized a Sublease Agreement with FEES, effective August 1, 2013 (the “Sublease”), whereby FEES is temporarily subleasing 6,000 square feet of the property for warehousing, storage and/or office purposes for a monthly rent of $3,300.  Under the Sublease, FEES assigned to us its initial security deposit under the Lease of $27,630, against which it will receive a credit for its obligation under the Sublease.

Future minimum operating lease payments as of September 30, 2013 are as follows:

2013	75,855
2014	307,215
2015	316,433
2016	325,925
1,025,428

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the Lease.  Rent expense, net of sublease income, was $49,809 and $110,979 for the three and nine months ended September 30, 2103 (Successor), respectively. Rent expense was $24,021 and $71,308 for the three and nine months ended September 30, 2012 (Predecessor), respectively.

11.	Subsequent Events

On October 24, 2013, the Company entered into a Loan, Security and Guarantee agreement with the Export-Import Bank of the United States (“Ex-Im Bank”).  Under this agreement, pursuant to the Global Credit Express Program, the Company can borrow up to a maximum amount of $400,000 from November 4, 2013 until November 4, 2014. All outstanding principal and accrued and unpaid interest under each disbursement is due and payable in full on November 4, 2014 or per the conditions precedent noted below. Interest accrues at a rate of 4.24% per year. On November 8, 2013. The Company borrowed the Maximum amount.

The loan's collateral consists of all of our right, title and interest in and to the following personal property:

All goods, accounts, equipment, inventory, contract rights or rights to payment of money, leases, license agreements, franchise agreements, general intangibles, documents, instruments (including any promissory notes), commercial tort claims, chattel paper (whether tangible or electronic), cash, deposit accounts, certificates of deposit, fixtures, letters of credit rights (whether or not the letter of credit is evidenced by a writing), securities, and all other investment property, supporting obligations, and financial assets, whether now owned or hereafter acquired, wherever located; and books and records relating to the foregoing, and any and all claims, rights and interests in any of the above and all substitutions for, additions, attachments, accessories, accessions and improvements to and replacements, products, proceeds and insurance proceeds of any or all of the foregoing.

As condition precedent to the first disbursement, the Company shall enter into an irrevocable direction to pay proceeds up to $400,000 received under the Letter of Credit L/C-E3233396M to Ex-Im Bank. As a condition precedent to each future disbursement, in the event the Company secures additional letters of credit which name the Company as a beneficiary, the Company shall deliver to Ex-Im Bank an executed irrevocable direction to pay proceeds to Ex-Im Bank up to $400,000.

Equipment Lease

On October 11, 2013, the Company entered into a Lease Agreement with De Lage Financial Services for certain equipment.  The lease is for a term of 60 months and monthly rent expense is $452.

The Company evaluated all events or transactions that occurred after September 30, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements, which are subject to certain risks and uncertainties. Actual results may differ materially from the results discussed in the forward-looking statements. For a discussion of risks that could affect future results, see “Item 1A Risk Factors in our current report on Form 8-K filed on July 10, 2013.” All forward-looking statements included in this report are made as of the date hereof, based on the information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement, except as may be required by law.

Overview

We design, develop, and manufacture Gradual Oxidizer products and technologies that aim to expand power generation into previously uneconomical markets, while at the same time reducing the emissions of gases produced from industrial processes that contribute to air pollution and climate change. Our first product, the Ener-Core Powerstation FP250 (“FP250”), is able to generate electric power using low energy content gas or vapor while emitting low levels of air pollutants. The FP250 integrates a modified conventional micro-turbine (Ingersoll Rand MT250, now manufactured by Flex Energy Energy Systems, Inc.) with a proprietary gradual thermal oxidizer in place of a conventional turbine’s combustor.

As disclosed elsewhere in this report, Southern Research Institute performed an independent field valuation of FP250 at the Fort Benning location. An overview of the technology and benefits can be reviewed at the following link:  http://www.serdp.org/content/search?cqp=Standard&SearchText=200823&x=0&y=0

Updates to Critical Accounting Policies

There were no updates to our critical accounting policies during the nine months ended September 30, 2013.  For a full list of our accounting policies, please refer to Note 3 - Significant Accounting Policies to our unaudited condensed consolidated financial statements elsewhere in this report.

Results of Operations

Three-Month Periods Ended September 30, 2013 vs. 2012

Net Loss

For the quarter ended September 30, 2013, we incurred a net loss of $2.0 million, consisting of operating expenses of $2.0 million which included $0.7 million of stock based compensation. For the quarter ended September 30, 2012, the Predecessor incurred a net loss of $1.8 million, including approximately $0.4 million for interest expense to a related party, and $1.4 million of operating expenses including $0.1 million of stock based compensation.

Revenue

There were no sales recorded during the third quarter of 2013. The Predecessor recorded no revenue in the corresponding quarter ended September 30, 2012.

Cost of Goods Sold

There was no cost of goods sold recorded in the quarter nor in the prior corresponding quarter for Predecessor.

Gross Profit

There was no gross profit for the third quarter of 2013 nor in the prior corresponding quarter for Predecessor.

Operating Expenses

Total operating expenses for the quarter ended September 30, 2013 amounted to $2.0 million and were comprised of:

•
Selling, general and administrative expenses of approximately $1.3 million, which were comprised of $0.7 million of payroll costs which included $0.4 million of stock based compensation expense and $0.1 million of payroll costs associated with payroll bonuses and penalty accrual provisions related to the nonqualified stock options granted to employees in December 2012; and

•
Research and development expenses of approximately $0.7 million, which included $0.2 million of payroll costs, $0.2 million of stock based compensation expense and other expenditures associated with Gradual Oxidizer development.

Predecessor operating expenses during the quarter ended September 30, 2012 were approximately $1.4 million and were comprised of:

•
Selling, general and administrative expenses of approximately $0.5 million, which were predominantly payroll, legal fees associated with corporate matters, intellectual property costs, and employee travel;

•	Research and development expenses of approximately $0.5 million, which were largely employee, consultant costs and operating costs associated with the Gradual Oxidizer development; and

•	An asset impairment charge of $0.3 million on the FP250 beta development unit.

Results of Operations

Nine Month Periods Ended September 30, 2013 vs. 2012

Net Loss

For the period of January 1, 2013 through September 30, 2013, Successor incurred a net loss of $4.6 million. For the nine months ended September 30, 2012 Predecessor lost $6.0 million, consisting of interest expense of approximately $0.9 million and operating expenses of $5.1 million.

Successor operating expenses during the nine months ended September 30, 2013 were comprised of:

•
Selling, general and administrative expenses of approximately $3.3 million, primarily associated with payroll costs of $1.2 million including stock based compensation expense of $0.5 million, occupancy and insurance expenses of $0.4 million and $1.6 million associated with professional fees, of which $1.0 million were carve out, and Merger related costs; and

•
Research and development expenses of approximately $1.4 million were comprised of employee related costs of $0.5 million, including $0.2 million of stock based compensation, $0.9 million expenditures associated with Gradual Oxidizer development including $0.1 million costs associated with the relocation of the FP250 beta test development unit from Portsmouth, New Hampshire, to the University Of California, Irvine.

Predecessor operating expenses during the nine months ended September 30, 2012 were approximately $5.1 million and were comprised of:

•
Selling, general and administrative expenses of approximately $2.6 million, primarily associated with payroll costs, including $0.3 million of stock compensation expense, legal fees associated with corporate matters, intellectual property costs, and employee travel; and

•	Research and development expenses of approximately $2.2 million, which were primarily employee and consultants costs and operating costs associated with the Gradual Oxidizer development.

Other Income and Expenses

Other expenses, consisting mostly of interest expense, varied during the reporting periods:

•
During the third quarter of 2013, we had no interest expense and during the nine months ended September 30, 2013, we incurred approximately $10,000 of interest expense on a note payable to an investor.

•
For Predecessor during the nine months ended September 30, 2012, we incurred approximately $0.9 million in interest expense, which was the portion of the prior parent company’s debt that was allocated to us. During the three months ended September 30, 2012, allocated interest expense was $0.4 million.  Management believes these allocations are reasonable but not necessarily indicative of the cost that would have incurred if the Company had been operating on a stand-alone basis.

Financial Condition

Cash Flows from Operating Activities

Our cash used in operating activities was $3.9 million for the nine months ended September 30, 2013 which was due to an operating loss of $4.6 million offset by non-cash items of $0.2 million of depreciation and amortization expense and stock based compensation of $0.7 million.

From January 1, 2012 to September 30, 2012, Predecessor used approximately $5.7 million of net cash in operating activities, primarily to fund operations.

Cash Flows from Investing Activities

For the nine month periods ended September 30, 2013 and 2012, the Company used $22,000 and $24,000, respectively for the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash from financing activities in the nine month period ended September 30, 2013 was approximately $4.6 million. This consisted of $4.2 million in proceeds net of issuance costs from the issuance of common stock and warrants, proceeds from related party notes payable and advances of $0.7 million, and the payment of related party notes payable of $0.3 million.  Additionally, common stock was issued in satisfaction of $0.7 million of notes payable, advances and accounts payable.

During the nine month period ended September 30, 2012, Predecessor net cash from financing activities was $5.8 million which was a cash contribution from its parent company.

Liquidity and Capital Resources

At September 30, 2013, cash and cash equivalents were $763,000 as compared to $93,000 at December 31, 2012. The Company also had $50,005 restricted cash on deposit associated with a corporate credit card. During the nine-month period ended September 30, 2013, the Company's net cash increased by approximately $0.7 million. During the third quarter, the Company purchased inventory of approximately $64,000 related to the EECT contract.

As of September 30, 2013, the total assets of Ener-Core, Inc. were approximately $2.0 million which included cash balances of approximately $0.8 million, net property, plant and equipment of approximately $0.8 million, net intangibles of approximately $42,000, inventory of $64,980 and prepaid expenses of $0.3 million primarily associated with the EECT contract purchases.

On August 1, 2013, the Company assumed its facility lease from FEES.  This facility lease has a remaining term of 39 months and expires December 31, 2016. As discussed more fully in Note 10 "Commitments and Contingencies" to the unaudited condensed consolidated financial statements elsewhere in this report, the remaining obligation on this lease is approximately $1.0 million.

The Company has not yet achieved profitable operations and has yet to establish an ongoing source of revenue to cover operating costs and meet its ongoing obligations. Our cash needs for the next 12 months are projected to be in excess of $11.5 million which includes the following:

•	Employee, occupancy and related costs: $5.2 million
•	Professional fees and business development costs: $1.0 million
•	Research and development programs: $3.1 million
•	Corporate filings : $0.5 million
•	Working capital : $1.5 million

Our sales cycle can exceed 24 months and we do not expect to generate sufficient revenue in the next twelve months to cover our operating costs. Our future is dependent upon our ability to obtain financing and upon future profitable operations. We anticipate that we will rely on debt or equity financing in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance we will be able to obtain sufficient operating capital through the sale of equity and issuance of debt or that the development and implementation of our business plan will generate sufficient funds to sustain ongoing operations.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (the principal executive officer) conducted an evaluation of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation as of September 30, 2013, our Chief Executive Officer concluded that the disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Since the date of our last report, we sold and issued an aggregate of 5,160,197 shares of our common stock to the following accredited investors in private offerings at a per share price of $0.75:

Investor	Investment Amount	No. of Shares Purchased
Blue Ox Capital, LLC	$250,000	333,333
Michael Stone	$300,000	400,000
Stanley Silver	$100,000	133,333
Paul Rosenberg	$50,000	66,666
Sub LP	$1,000,000	1,333,333
Aleksandar Jovanovic	$100,000	133,333
Lawrence M. Richman MD, Inc., Profit Sharing Trust dated 01/01/1992	$100,000	133,333
Lion Gate Capital	$200,000	266,666
Gary Shapiro	$150,000	200,000
Colt Ventures, Ltd.	$100,000	133,333
William Shamlian	$50,000	66,666
Cobrador Multi Strategy Partners, LP	$50,000	66,666
Craig Fingold	$50,000	66,666
Khashayar Mokhber and Soheyla Mokhber Family Trust	$10,000	13,334
Soheil and Kathy Rabbani Trust	$150,000	200,000
Thomas S. Bridges Revocable Trust	$75,000	100,000
Kevin K. Leung	$100,000	133,333
David Gross	$75,000	100,000
Delos Investment Management LLC	$150,000	200,000
Rami Rostami/American Investment Group LLC	$175,000	233,333
Theodore D. Roth	$10,125	13,500
John Weber	$10,001	13,334
Mark Mays	$50,025	66,700
Peter Geddes	$100,000	133,333
BTG Investments, LLC	$100,001	133,334
Steve Arnold	$30,000	40,000
Susan Richards	$25,000	33,334
Total Private Placement July 17 - July 31, 2013	$3,560,152	4,746,863

Investor	Investment Amount	No. of Shares Purchased
Perry Theodoros	$30,000	40,000
Barry Rooth	$30,000	40,000
Rami Rostami/American Investment Group LLC	$75,000	100,000
Joseph & Maria Schwawrtz	$50,000	66,667
Michael & Sonja Ogrizovich	$75,000	100,000
Gerard Casale	$50,000	66,667
Total Private Placement August 1 - August 26, 2013	$310,000	413,334

The issuances were made pursuant to Section 4(2) of the Securities Act and Rule 506 under Regulation D promulgated thereunder by the Securities and Exchange Commission. We believe that exemption was available because (i) no advertising or general solicitation was employed in offering the securities, (ii) the offering and sales were made to persons, all of whom were accredited investors (all of whom received applicable disclosure materials prior to the closing of the Merger), and (iii) transfer was restricted in accordance with the requirements of the Securities Act (including by legending of certificates representing the securities).

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

21.1*	Subsidiaries of the Registrant

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Finacial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2013

Ener-Core, Inc.
By: / s / Alain Castro
Alain Castro Chief Executive Officer

