Form 10-K
period 2013-12-31
Ener-Core Inc.
filed 2014-04-15
CIK 1495536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	____________________________________ to ________________________________________

Commission File Number:	333-173040

ENER-CORE, INC.
(Exact name of issuer as specified in its charter)

Nevada	46-0525350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9400 Toledo Way Irvine, California	92618
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(949) 616-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.0001 par value	OTC QB

Securities registered pursuant to section 12(g) of the Act:

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 28, 2013, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $32.9 million, based on a closing price of $1.00 per share of common stock as reported on the OTC Bulletin Board on such date.

As of April 7, 2014, the registrant had 72,554,174 shares of common stock outstanding.

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2013

Forward Looking Statements

This report contains forward-looking statements.  All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the registrant.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  Forward-looking statements usually contain the words “estimate,” “anticipate,” “believe,” “expect,” or similar expressions, and are subject to numerous known and unknown risks and uncertainties.  In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this report, including the matters set forth under the captions “Risk Factors” and in the registrant’s other SEC filings.  These risks and uncertainties could cause the registrant’s actual results to differ materially from those indicated in the forward-looking statements.  The registrant undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us.  Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements.  Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Relating to Our Business” below, as well as those discussed elsewhere in this report.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We file reports with the Securities and Exchange Commission (“SEC”).  You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room located at 100 F. Street, NE, Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m.  You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the registrant.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report.  Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I

ITEM 1.	BUSINESS.

Overview

We design, develop, and manufacture products based on proprietary technologies that aim to expand the power-generation range of gaseous fuels while improving emissions.  We refer to these technologies collectively as “Gradual Oxidization” or “Gradual Oxidizer.”  Our products aim to expand power generation to low quality gas fuel sources which have previously been uneconomical or outright non-feasible fuels for generating energy.  At the same time, our products reduce gaseous emissions from industrial processes that contribute to air pollution and climate change.  Prior to merging with Ener-Core Power, Inc. (”Ener-Core Power”), we focused on the development and marketing of a web-based school peer-to-peer chat software.

Gradual Oxidization allows for the extraction of energy from previously unusable low quality fuels, while significantly reducing harmful pollutants and creating useful energy products such as heat and electricity.  Gradual Oxidation can potentially unlock power generation for a wide range of low-quality fuels that extend beyond traditional gas turbine and reciprocating engine operating limits.  Our goal is to enable our customers to profitably generate energy from their existing waste gases, while, at the same time, reduce the cost of our customers’ compliance with local, state, and federal air quality regulations by avoiding the chemicals, catalysts, and complex permitting required by competing systems.

We currently commercialize a 250 kilowatt (kW) powerstation, and expect to scale up our technology to be integrated with a variety of larger turbines, resulting in larger powerstations that will provide an alternative to typical combustion-based power generation.  Our first commercial product, the Ener-Core Powerstation FP250 (“FP250”), combines our Gradual Oxidizer with a 250 kW gas turbine that was initially developed by Ingersoll-Rand, plc (“Ingersoll-Rand”), and subsequently enhanced by our predecessor, FlexEnergy, Inc. (“FlexEnergy,” “Parent,” or “Predecessor”).  Because our Gradual Oxidizer replaces a turbine’s standard combustor, the FP250 can operate on a wide range of gaseous fuels that are much lower in quality than required by a conventional turbine or engine, and with substantially lower emissions.

After deployment of FP250 development and field test units in 2011 and 2012, we shipped the first commercial FP250 on November 14, 2013 to the Netherlands per the terms of our agreement with Efficient Energy Conversion Turbo Machinery, B.V. (“EECT”).

We are currently developing our second commercial product, the Ener-Core Powerstation KG2-3G/GO (“KG2”), which will combine our Gradual Oxidizer with a two megawatt gas turbine developed by Dresser-Rand a.s., a subsidiary of Dresser-Rand Group Inc. (“Dresser Rand”).  We have completed system layout and analytic models integrating our Gradual Oxidizer with the turbine and have initiated design and development of the KG2.  We expect to field test units in late 2014 or 2015, with initial commercial shipments shortly thereafter.

We currently anticipate future development of additional commercial systems by integrating our Gradual Oxidizer with larger gas turbines from a select group of manufacturers.

Our Corporate History

Edan Prabhu began developing a solution to convert low-quality waste gases into electricity in 1999, first through FlexEnergy International, LLC, a California limited liability company, and then through FlexEnergy, Inc., a California corporation (“FlexEnergy-California”).  In 2008, Mr. Prabhu and his team began development of a Gradual Oxidizer.  In April 2008, Flex-Energy-California was converted into a Delaware limited liability company known as FlexEnergy, LLC, which, in turn, was converted into our predecessor FlexEnergy, Inc., a Delaware corporation.

On December 31, 2010, FlexEnergy acquired selected assets and liabilities of Ingersoll-Rand’s energy systems division, including its MT250 micro-turbine (“MT250”) and manufacturing facility in Portsmouth, New Hampshire.  During 2010 and 2011, the FP250 (which combines a Gradual Oxidizer with the MT250) reached significant development milestones. FlexEnergy began developing a commercial product and a sales pipeline for the FP250.  In 2012, following a change in management, FlexEnergy changed its strategic direction, and elected to primarily focus its activities on turbine sales to the oil and gas industry.  The marketing and sales efforts of the Gradual Oxidizer and FP250 were deemphasized, although the engineering team took final steps toward technical completion, operational testing and product validation.  FlexEnergy’s management and board of directors then decided to separate its turbine and Gradual Oxidizer businesses.

To that end, effective November 12, 2012, FlexEnergy (i) transferred all of its Gradual Oxidizer assets (including intellectual property) and liabilities to Ener-Core Power, and then (ii) “spun off” (the “spin-off”) Ener-Core Power.  Ener-Core Power was incorporated on July 31, 2012, as a Delaware corporation under the name “Flex Power Generation, Inc.”  Prior to November 12, 2012, however, Ener-Core Power did not operate as a separate legal entity.

In connection with the spin-off, Ener-Core Power and various other parties entered into a variety of related agreements all dated November 12, 2012, as described below:

•
Contribution Agreement among FlexEnergy, its other wholly-owned subsidiary FlexEnergy Energy Systems, Inc. (“FEES”), and Ener-Core Power (the “Contribution Agreement”), and a related side letter.  These agreements document the spin-off and the transfer of the Gradual Oxidizer assets and the related intellectual property, as well as certain related liabilities, to Ener-Core Power.  In that context, Ener-Core Power granted to FlexEnergy and FEES (for use in their micro-turbine business only) a worldwide, royalty-free, fully paid up right and license to use on a non-exclusive basis (a) controls-related intellectual property that had been transferred in the spin-off, to the extent that it had been used in FlexEnergy’s micro-turbine business as of the date of the spin-off, and (b) certain other controls-related intellectual property developed, invented, or otherwise derived by FlexEnergy (or its affiliates) as “dual-use technology” for use in both FlexEnergy’s micro-turbine business and Ener-Core Power’s Gradual Oxidizer business.  The Contribution Agreement also provides that FlexEnergy and FEES would supply Ener-Core Power and its affiliates with certain micro-turbines, for a three-year period, at the lowest price at which FlexEnergy had sold such or similar products in the immediately preceding six-month period to its other customers that had ordered similar quantities and had similar credit ratings/risks, provided that FlexEnergy could additionally charge Ener-Core Power at generally applicable rates for any special engineering or product specialization required for such sales.

•
Restructuring Agreement between Ener-Core Power and its stockholders that owned a majority of its then-issued and outstanding capital stock (the “Restructuring Agreement”), which (in connection with the spin-off) documents the relative ownership of such capital stock on a post-spin-off basis.

•
Stockholders Agreement between Ener-Core Power and its various stockholders which set forth certain of their rights and obligations, and which terminated as of the closing of the Merger (as described below).

On April 16, 2013, Ener-Core Power entered into an Agreement and Plan of Merger, dated as of the same date and as amended June 4, 2013 (the “Merger Agreement”), with Ener-Core, Inc. (“Ener-Core”), and Flex Merger Acquisition Sub, Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”), , in contemplation of a merger (the “Merger”) whereby:

•	The Merger Sub would merge with and into Ener-Core Power, with Ener-Core Power as the surviving entity;

•
Each share of Ener-Core Power’s common stock outstanding immediately prior to the closing of the Merger (excluding any treasury shares and shares held by Ener-Core, the Merger Sub or any dissenting stockholders) would convert into the right to receive one share of Ener-Core’s common stock; and

•
Prior to and as a condition to closing the Merger, Ener-Core Power would receive no less than $4 million and no more than $5.5 million in aggregate proceeds from a private placement of its common stock at $0.75 per share.

•
Ener-Core was incorporated on April 29, 2010, as a Nevada corporation under the name “Inventtech Inc.”  Prior to the Merger, it was focused on the development and marketing of a web-based, school peer-to-peer chat software.  In contemplation of the Merger, Ener-Core:

•
Filed an Amended and Restated Articles of Incorporation on April 23, 2013, to change its name to “Ener-Core, Inc.,” and to increase its total number of authorized common stock from 100,000,000 to 200,000,000; and

•	Effectuated a 30-for-1 forward stock split of its issued and outstanding common stock on May 6, 2013, by way of a stock dividend.

On July 1, 2013, the Merger closed, and Ener-Core issued 45,692,103 shares of its common stock to the then stockholders of Ener-Core Power in the aggregate, in one-for-one exchange for their shares of common stock of Ener-Core Power. As such stockholders of Ener-Core Power held the majority of Ener-Core’s outstanding common stock immediately after the Merger, and the management of Ener-Core Power became Ener-Core’s management.  The Merger was accounted for as a “reverse merger.”  Immediately prior to the closing of the Merger, Ener-Core was a “shell company,” as defined in Rule 12b-2 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).  As the result of the completion of the Merger, Ener-Core is no longer a shell company.

In connection with the Merger, Ener-Core raised approximately $4.96 million (consisting of approximately $4.19 million in new equity and approximately $0.77 million from conversion of debt), through the sale and issuance of approximately 6.6 million shares of its common stock at $0.75 per share (the “Merger-related private placement”).  Ener-Core Power filed a registration statement with the Securities and Exchange Commission (the “Commission”) on Form S-1 to register for resale the shares of common stock that such persons were issued in connection therewith. The registration statement was declared effective on January 16, 2014 by the Commission (the “Effective Date”).

Concurrently on July 1, 2013, Ener-Core entered into an escrow agreement with five persons who then collectively held 5,000,000 shares of its common stock, or approximately 7.07% of its issued and outstanding shares immediately after the Merger.  The escrow terminates on the first anniversary of the closing of the Merger.  However, if, prior to such anniversary, Ener-Core is liquidated or is a party to a merger, stock exchange, or other similar transaction that results in its stockholders having the right to exchange their shares of common stock for cash, securities, or other property, then, upon the occurrence of such transaction, the escrowed shares shall be released from the escrow.

In July and August 2013, Ener-Core sold and issued 413,333 shares of its common stock at $0.75 per share to six accredited investors, for which it received gross proceeds of approximately $300,000.  In November 2013, Ener-Core sold and issued 1,500,000 shares of its common stock at $1.00 per share to two accredited investors, for which it received gross proceeds of approximately $1.5 million.

As used hereinafter, “we,” “our” or “us” refers jointly to Ener-Core and Ener-Core Power, unless otherwise indicated.

Our Products

Our first commercial product, the FP250, combines our Gradual Oxidizer with a 250 kilowatt gas turbine that was initially developed by Ingersoll-Rand and subsequently enhanced by FlexEnergy.  Because our Gradual Oxidizer replaces a turbine’s standard combustor, the FP250 can operate on a gaseous fuel that is much lower in quality, and with fewer emissions than a conventional turbine.  After deployment of FP250 development and field test units in 2011-2012, we shipped the first commercial FP250 system on November 14, 2013.However, we cannot provide any assurance that we will receive additional orders for the FP250 in the future or that, if received, that we will be able to fill them.

On January 2, 2013, we entered into an OEM Supply Agreement with Dresser-Rand, whereby Dresser-Rand agreed to sell us certain of its gas turbines and parts.  The KG2, which we are currently developing and which we anticipate to be our next commercial product, is a part of the agreement, whereas we combine our Gradual Oxidizer with a two megawatt gas turbine from Dresser-Rand.  Additionally, Dresser-Rand has agreed to provide us with certain training to enable us to resell its turbines, whether packaged by us with our Gradual Oxidizer or modified or improved by us through application of our other proprietary technologies.  More specifically, we are entitled to sell the turbines (i) with Gradual Oxidizer on a worldwide basis and (ii) on a stand-alone basis in North America, Europe, Russia and the countries of the former Soviet Union, and, with the prior written agreement of Dresser-Rand, on a case-by-case basis, in other countries.  The agreement initially ends on December 31, 2021, and provides for automatic renewals for additional two-year terms.

We currently anticipate future development of additional commercial systems integrating our Gradual Oxidizer with larger gas turbines from a select group of manufacturers.  Currently, FlexEnergy is a key supplier, providing its MT250 micro-turbine for our FP250 (see discussion of the Contribution Agreement under “Our Corporate History” above).

Our Technology

Our Gradual Oxidizer extends a historical trend in engine technology seeking to improve emissions and expand the gaseous fuel operating range.  We believe that our approach provides a unique value proposition, by allowing for the extraction of energy from previously unusable fuels, while significantly reducing harmful pollutants and creating useful energy products such as heat and electricity.

We believe that the Gradual Oxidizer is well positioned and we plan to achieve the Lowest Achievable Emission Rate (“LAER”) for several major air pollutants in non-attainment areas and to become Best Available Control Technology (“BACT”) for these pollutants in attainment areas, as determined under the U.S. Environmental Protection Agency (“EPA”) New Source Review program as part of the 1977 Clean Air Act amendments.

Our Gradual Oxidation technology has completed a number of development and deployment milestones in the last several years.  In 2012, our technology underwent testing and verification by Southern Research Institute (“SRI”) as part of a U.S. Department of Defense (“DoD”) demonstration program.  SRI commissioned the testing, which was performed by Integrity Air Monitoring, Inc.  SRI is a not-for-profit 501(c)(3) scientific research organization that conducts advanced research in environmental, energy, and other fields, and we were one of its subcontractors.

The Gradual Oxidizer works by replacing a combustion reaction with a chemically similar, but slower chemical oxidation reaction that occurs at lower temperatures than combustion. We offer two system configurations for FP250 (low-quality fuels and ultra-low emissions) depending on specific customer needs.

Low-quality fuels configuration.  This configuration is designed for customers intending to generate energy from low-quality fuels, including previously unusable gases which are typically vented or flared by the industries that produce them.  The process steps for our low-quality fuels FP250 configuration are as follows:

•	Fuel gas is mixed with ambient air, diluting the fuel and air mixture to approximately 1.5% concentration of fuel by volume.

•
The approximately 1.5% fuel and air mixture is compressed through a radial compressor constituting an integral part of 250kW gas turbine.  A small amount of the mixture flows through engineered cooling paths in the gas turbine.  The mixture is then pre-heated in a high-temperature heat exchanger.

•
Next, the mixture enters our Gradual Oxidizer, a packed-bed reactor adapted from thermal oxidizer technology.  The fuel in the mixture oxidizes, generating heat and oxidation byproducts (carbon dioxide and water).  The Gradual Oxidation process is maintained such that the reaction is hot enough to destroy all carbon monoxide (“CO”), yet cold enough to preclude the formation of oxides of nitrogen (“NOx”).

•
The hot, pressurized gas exiting the Gradual Oxidizer then expands through the turbine, generating electricity and heat with low emissions that meet the strictest NOx emissions standards, and most other air quality regulatory standards.

Ultra-low emissions configuration.  This configuration is designed for customers intending to meet emissions regulations in areas with significant air quality problems.  Generally, installation of new power generating equipment in such areas requires complicated air permitting and compliance with very strict air quality regulations and controls.  The process steps for our ultra-low emissions FP250 configuration are as follows:

•
Ambient air feeds into the radial compressor of the gas turbine.  A small amount of the compressed air flows through engineered cooling paths in the gas turbine.  The compressed air then is pre-heated in a high-temperature heat exchanger.  At this point, the fuel is injected into such high temperature, compressed and pre-heated air stream, such that approximately 1.5% concentration of fuel by volume is maintained in the mixture.

•
Next, all of the mixture enters our Gradual Oxidizer.  The fuel in the mixture oxidizes, generating heat and oxidation byproducts (carbon dioxide and water).  The Gradual Oxidation process is maintained such that the reaction is hot enough to destroy all CO, yet cold enough to preclude the formation of NOx.

•
The hot, pressurized gas exiting the Gradual Oxidizer then expands through the turbine, generating electricity and heat with ultra-low emissions of NOx, CO, and Volatile Organic Compounds (“VOCs”) that meet even the strictest air quality regulatory standards.

Advantages of Gradual Oxidation.  Gradual Oxidation may provide certain advantages over alternative technologies, including the following:

•
Designed to operate on a wider range of fuels.  When configured for low-quality fuels, our system is designed to operate on gas with concentrations as low as 50 Btu/scf (1700 kJ/m3).  By comparison, most turbine, engine, and fuel cell systems require fuel quality of significantly higher concentrations.

•
Less fuel conditioning may be required.  When configured for low-quality fuels, our system is designed to require minimal fuel pre-treatment or conditioning.  When configured for ultra-low emissions, we may require some additional fuel conditioning.  However, regardless of configuration, our system is designed to require substantially less fuel pre-treatment than competing systems.

•	Lower air emissions. Particularly when configured for ultra-low emissions, our Gradual Oxidizer technology may produce substantially lower emissions of NOx, CO, and VOCs than competitive systems.

•
No chemicals or catalysts for emissions control.  Unlike other emissions control systems, such as selective catalytic reduction, our Gradual Oxidizer does not use chemicals or catalysts and, thus, cannot be rendered inactive from catalyst poisoning.

Markets

We believe that our Gradual Oxidizer can tap into several available multibillion dollar gas markets worldwide, including landfill and biogas, coal mines, associated petroleum gas, and mainstream power generation markets.

We currently anticipate that our unique low-quality fuels configuration can open up new markets by allowing cost effective power generation from previously wasted or flared gases, all while maintaining low emissions, and that our ultra-low emissions configuration can open up new markets by substantially reducing costs of emission controls, including elimination of chemicals and catalysts, while achieving even lower emissions.

The development and deployment of the KG2 will enable operators of this larger powerstation to produce power at significantly lower costs than the electricity produced by the operators of the FP250.  We anticipate that this enhanced ability to produce power at lower costs, combined with the product’s appropriate size for larger market applications, will result in a greater demand from the same wide range of markets, and enable Ener-Core to penetrate countries and regions with lower market electricity tariffs and/or less financial incentives for clean power generation.

Landfills and Biogas

Our systems can leverage the currently anticipated worldwide trend toward increasing biogas collection and utilization.  In addition to municipal solid waste, we currently anticipate projects from a variety of methane sources, including food, waste water, and animal waste digesters.  We currently expect that a majority of our FP250 customers in the next 18 months will come from the landfills gas and biogas market, whereas we currently anticipate that only a small percentage of our KG2 customers in the first 18 months of that product’s availability will come from this market.

In most cases, the solid wastes currently deposited in landfills generate methane for between 25 and 100 years.  In many active landfills, a trend towards recycling and the diversion of organic materials is lowering available gas quality.  Some operators of existing landfill projects that utilize reciprocating engines and gas turbines for the collection and disposal of landfill-generated gases (“LFGs”) may explore the possibility of a transition to our technology as the fuel quality of those landfill projects decreases to levels below the normal operating range of reciprocating engines and gas turbines.  Our low-quality fuel capability allows a greater percentage of the LFGs created from landfill-waste to be used for local electricity generation.

We believe that low NOx emissions and less fuel conditioning provide us with a potential advantage in regions that regulate air emissions and require fuel cleanup.  The reduced fuel conditioning requirements of our Gradual Oxidizer may also lower overall lifetime operating costs when compared to other technologies.

Coal Mines

We currently expect increased global demand for systems that can convert coal mine methane into electricity.  Our systems may be a particularly attractive solution for methane generated in closed or abandoned coal mines, as well as for ventilation air methane (“VAM”).  We believe that our systems may provide advantages over other low-quality coal mine methane power generating alternatives, such as integration of a thermal oxidizer and steam turbine, because our Gradual Oxidation system generates electricity directly without the complex design, operation, water usage, and costs associated with a steam turbine.

We currently expect that a small percentage of FP250 and KG2 customers will come from the coal mine market.  Currently, when configured for low-quality fuel, our Gradual Oxidizer is designed to dilute fuel gas to 1.5% concentration by volume.  In some countries, VAM is currently regulated at levels below 1.5% concentration.  Accordingly, our low-quality fuels configuration may require additional development to operate on some VAM sources.  If we could develop a version of our Gradual Oxidizer technology that could operate effectively on VAM at levels below 1.5% concentration (as to which successful development there can be no assurance), sales opportunities for the FP250 and the KG2 in this market could be enhanced.

Associated Petroleum Gas

We currently anticipate a strong worldwide trend toward the reduction of venting, flaring, and waste of associated petroleum gas, also known as flare gas or associated gas, which is a form of natural gas that is commonly found associated with deposits of petroleum.  For example, the Russian Federation has mandates that require beneficial use of associated petroleum gas.  We currently expect more restrictive regulations on NOx emissions from power generation in a variety of oil and gas producing countries, such as the Russian Federation and United States.  The FP250 both destroys harmful pollutants and produces electricity from this currently wasted resource, creating significant cost savings over time.  We expect the KG2, when developed, to do the same.

We currently expect that a small percentage of our FP250 customers will come from the associated petroleum gas market; whereas, we currently anticipate that a significant percentage of our KG2 customers will come from this market.

Mainstream Power Generation

The Gradual Oxidizer is designed to meet the most stringent emissions regulations, providing a potential advantage over conventional reciprocating engines and gas turbines currently used for mainstream power generation.  The Gradual Oxidizer may provide a more cost-effective alternative to upgrading older existing gas-powered generation systems through the use of chemicals, catalysts, and add-on systems to comply with most recent environmental regulations.  We currently anticipate a strong worldwide trend towards upgrading and replacing older systems.

Sales, Marketing and Distribution

The FP250, our first commercial product, is currently available for sale.  We have primarily marketed the FP250 for sales through distributors although, in some cases, we will sell the FP250 directly to end users.  On November, 14, 2013, we shipped the first commercial FP250 to EECT, our distributor in The Netherlands.  Although we generated certain revenue from our agreement with SRI (see “Research and Development” below), the transaction through EECT represents our first commercial order of the FP250.

We have completed system layout and analytic models integrating our Gradual Oxidizer with the Dresser Rand two megawatt turbine and have initiated design and development of our next Gradual Oxidation system, the KG2, which we plan to sell through existing and new distributors and, in some cases, directly to end users.  Our parts are available through distributors and directly to end users.

In developing our sales opportunities, we have focused on vertical markets that we have identified as having the greatest near-term potential.  In addition, we have identified the need to address various local requirements, which include fuel supply characteristics, electric grid interconnection standards, gas utility connection requirements, air quality regulations, and availability and pricing of power purchase agreements.  The costs and scheduling ramifications of these various requirements can be significant to the completion of an installation.  Our goal is to work with customers and applicable regulatory agencies to minimize the cost and timing of each installation.

North America

In North America, we are focused on opportunities where our low-quality fuels configuration and our ultra-low emissions configuration may provide competitive advantages.

For our low-quality fuels configuration, we have identified several opportunities for the FP250 to operate in low-quality fuel environments, such as closed landfills.  Our domestic biogas market focus includes public entities that operate landfill and biogas facilities, including cities, counties, and federal government agencies, such as the DoD.  We have also identified potential projects and customers, who may wish to generate electricity from a variety of waste gas streams that would otherwise be flared or vented.  Such potential projects include gas processing facilities, oil fields, and coal mines.

For our ultra-low emissions configuration, we have focused on territories with strict environmental and air pollution regulations, such as the South Coast Air Quality Management District, San Joaquin Air Pollution Control District, and other areas in air quality nonattainment as defined by the federal Clean Air Act.  In such areas, we believe that our system can greatly reduce the time and cost associated with air permitting and compliance under Title V of the Clean Air Act when compared with other systems.  This potential opportunity may be of more significance for our larger system, the KG2.  We currently expect that we will introduce our products to many stakeholders in non-attainment areas, including project developers, engineering firms, government regulators, and other potential partners, and currently anticipate significant domestic revenues as a result.

Our sales and marketing strategy in North America has been to develop and strengthen distributor relationships throughout the continent.  We currently expect to enter into distribution agreements with several companies throughout North America for the resale of our products.  Many of these distributors will serve multiple markets in their select geographic regions.  We cannot provide any assurance that we will enter into any such agreements or that such distributors will be successful in selling our products.

International

In international markets, we have been primarily focused on identifying and developing opportunities where our low-quality fuels configuration may provide us with a competitive advantage, particularly LFGs and coal mine gases that are low quality and on biogas with the potential reduced need for fuel conditioning.

Our sales and marketing strategy generally has been to develop and strengthen distributor relationships.  We currently expect to enter into distribution agreements with a number of companies throughout Asia, Europe, and Russia for the resale of our products.  We would expect that many of these prospective distributors will serve multiple markets in their select geographic regions.

Distribution in Europe and Russia was started ahead of other international regions.  Distributors have been established in their respective territories and we have established relationships with potential end-customers and their engineering, procurement, and construction firms in the Russian oil and gas market.

We believe that there are potential, immediate opportunities with existing landfills in the Netherlands, the United Kingdom, Italy, France, and Greece.  We also believe that there are potential, immediate opportunities in Germany, Ukraine, and Russia with ventilation air methane gas and abandoned coal mine gas, and in Russia with associated petroleum gas.  The quality of such gases in Europe and Russia may be trending to lower quality, which potentially fits into our technology’s competitive advantage.

The environmental policy trend in these regions for reduction in venting and flaring of methane gases is potentially supportive of our technology’s low quality gas capacity.  These policies also have the potential of increasing the price paid for electricity generated by our products using low quality gas.

Licensing

We may also license our technology to others, which could form an additional revenue stream for us.  In particular, we currently anticipate long-term licensing agreements with large turbine partners and original equipment manufacturers that can provide stronger worldwide presence and greater resources.  We have not yet entered into any such licensing agreements and cannot provide any assurances that we will or that any such agreements will provide any appreciable amount of revenues.

Competition and Barriers to Entry

The target markets for the Gradual Oxidizer are new and fairly undeveloped.  There are essentially two markets, each with its distinct competitive landscape:

•
Low-quality fuels – Within applications where the gas source has an energy density (BTU/ft3) below the minimum level required by reciprocating engines and standard gas turbines, our Gradual Oxidizer does not have a direct technological or manufacturing competitor.  In these situations, the prospective customer can elect to do nothing and allow low BTU gas to simply be emitted into the atmosphere.  Alternatively, the customer can purchase gas such as propane or natural gas, mix it with the low BTU gas to make combustion feasible, and then flare the mixture.  Because such alternative results in the destruction of the low BTU gas instead of converting the gas into a form of energy that could be sold or monetized, we do not consider it a direct form of competition.

•
Ultra-low emissions – Within applications where a customer is required, typically by national, regional or local legislation, to meet emissions regulations and controls limits, our systems compete with pollution control technologies, such as Selective Catalytic Reduction (SCR), Dry-Low-NOx, or Dry-Low-Emissions (DLN or DLE) systems, and in some cases, with low-emission flares and thermal oxidizers.  As many of our competitors are large, well-established companies, they derive advantages from production economies of scale, worldwide presence, and greater resources, which they can devote to product development or promotion.

Our technology represents a value-added pre-process for power generation equipment such as gas turbines, reciprocating engines or other power generation equipment, and does not compete directly with them.  If a site already has gas with high enough energy density to generate power with these standard equipment, and the resulting emissions levels do not exceed regulatory limits, then we deem such site to be outside of our target market.

Research and Development

We have a long track record of research, development, and initial deployment of our Gradual Oxidizer.

Our engineering team is led by a group of experienced mechanical and electrical engineers who have worked together on the Gradual Oxidizer for the last five years.  Our engineers have worked in a number of larger firms, including Honeywell International, Inc., General Motors Company, Inc., AlliedSignal, Inc., Capstone Turbine Corporation, General Electric Company, Underwriters Laboratories Inc., and Solar Turbines Incorporated.  Combined, they have many decades of experience developing and commercializing a number of gas turbines, reciprocating engines, and related products.

Since 2008, our engineers have developed several Gradual Oxidizer test systems with improved system functionality and performance, leading to the commercialization of the FP250:

•
November 2008 – we tested and operated the first F100 development test unit in a San Diego, California test facility.  This system was the first to combine the Gradual Oxidizer with a gas turbine (a 100 kilowatt gas turbine developed by Elliott Energy Systems, Inc.).  Integration of the major components of the system required the design of proprietary software, hardware, and controls.  Our team learned how to match the operating conditions of a gas turbine to the Gradual Oxidizer, which ultimately led to the scale up of the technology to our FP250.

•
April 2009 - we entered into an agreement with SRI to perform all detailed design, fabrication, and site integration procedures for the installation of a turbine/thermal oxidizer demonstration unit.  In January 2010, the agreement was amended for us to provide two 200kw Flex Powerstations (known as Turbine 1 and Turbine 2) for installation at two DoD locations in the United States, and to provide field integration, basic operator and maintenance training, including on-site support for the first year of operation.  We delivered Turbine 1 and installed the equipment in November 2011 and completed the operations and training phase in November 2012.  The agreement was later amended again to require us to upgrade the engine of Turbine 1 as well as deliver the second unit.  SRI subsequently cancelled the order for the second unit.

•
In August 2010, we commissioned the first F100 field test unit at the Lamb Canyon Landfill in Beaumont, California, with cooperation from the County of Riverside.  This field test unit was the first successful operation of the Gradual Oxidizer in an active landfill environment.  Internal emissions testing verified the ultra-low emissions profile of the Gradual Oxidation technology.  This unit was the first to be evaluated for prolonged test periods, which led to significant improvements to key components.

•
In November 2010, as part of our agreement with SRI, we began testing the first FP250 alpha development test unit in a San Diego, California test facility.  The purpose of this unit was to demonstrate the scalability of the Gradual Oxidizer technology to a 250 kilowatt gas turbine (developed by Ingersoll-Rand and FlexEnergy).  We also completed our first development phase for software, controls, systems, and components, enabling the deployment of our field test unit.

•
In July 2011, we installed the second FP250 beta development test unit at the Portsmouth, New Hampshire, manufacturing facility of FlexEnergy, which was previously Ingersoll-Rand’s facility.  The purpose of this unit was to complete our second development phase for software, controls, systems, and components.  In September 2013, we shipped this unit to the University of California, Irvine, for additional product improvements, cost reductions, and testing of alternative fuel sources.

•
In November 2011, SRI commissioned the first FP250 field test unit at the U.S. Army base at Fort Benning, Georgia.  The project was funded by the DoD Environmental Security Technology Certification Program (“ESTCP”), which seeks innovative and cost-effective technologies to address high-priority environmental and energy requirements for the DoD. As part of the ESTCP protocol, SRI conducted independent verification tests in October 2012.  Exhaust emission measurements were taken in accordance with standard EPA reference methods.  The FP250 emissions were far below the allowable NOx limits of the California Air Resources Board (“CARB”) 2013 waste gas standards, which standards are considered to be among the strictest in the world.  To our knowledge, the FP250 is the only power generation solution to meet this standard using a gas turbine or reciprocating engine without chemical or catalytic enhancements.  The field test unit is now the property of the base.

The project provided us with an opportunity to operate the FP250 on a closed landfill with application challenges.  The landfill collection system initially provided fuel of insufficient volume to operate the unit.  Our team then adapted the FP250 to accept supplementary fuel in addition to the LFGs.  Also, an unreliable electric grid caused impediments to operation.  Our team addressed this application challenge by modifying the hardware and software to ensure robust, continuous operation in this harsh environment.  In addition to overcoming these application challenges, we also made key improvements to core components, such as the filter, insulation systems, and system controls.  These changes and improvements will be included in future applications and the commercial product.

Throughout the project, we successfully adapted the FP250 to accommodate a number of site-specific, extraneous factors, which led to further improvements of the commercial FP250.  For example, given a lack of available landfill gas at the site, we implemented a process of supplemental fuel blending, by which propane and landfill gas were mixed to provide adequate energy content to operate the Fort Benning FP250.

Current and Future Efforts

Our research and development efforts are now focused on the following sequence of activities:

•
Develop the Dresser-Rand KG2.  We are currently in joint development with Dresser-Rand on the KG2, which incorporates our Gradual Oxidation technology with Dresser-Rand’s KG2-3G two megawatt gas turbine.  We have completed system layout and analytic models integrating our Gradual Oxidizer with this turbine.

•
Scale up to other large gas turbines.  We have already established close working relationships with several other gas turbine manufacturers and large industrial partners to facilitate the potential development of additional systems.  We have evaluated the feasibility of several larger gas turbines and have exchanged technical information and have received positive responses from manufacturers and industry partners.

•
Create test rig to simulate alternative fuel sources and oxidizer operating conditions.  We are currently planning for the installation of a test rig to provide a simulated environment to enhance further the performance, efficiency, and fuel flexibility of our Gradual Oxidizer (including potential application to coal mine VAM).  We currently anticipate the test rig to be operational by late-2014.

•
Continued development of academic relationships.  Over the past five years, we have developed a number of strong research relationships with the University of Cincinnati and University of California, Irvine.  In conjunction with the University of Cincinnati, we have developed analysis tools to simulate our Gradual Oxidation process.  We currently anticipate further strengthening these relationships.

Intellectual Property Protection

Management believes that a policy of protecting intellectual property is an important component of our strategy and will provide us with a long-term competitive advantage.

We are pursuing an aggressive intellectual property strategy, including development of what we expect will become a strong patent portfolio.  We believe that Gradual Oxidation technology is a patent domain largely independent from combustion.  We have filed over 50 patent applications, five of which have been granted as of the date of this report:

US Patent Number 6,393,821: Method for Collection and Use of Low-Level Methane Emissions
•	Filing Date: November 14, 2000
•	Issue Date: May 28, 2002
•	Expiration Date: November 14, 2020 (est.)

US Patent Number 8,393,160: Managing Leaks in a Gas Turbine System
•	Filing Date: October 17, 2008
•	Issue Date: March 12, 2013
•	Expiration Date: October 17, 2028 (est.)

US Patent Number 8,621,869: Heating a Reaction Chamber
•	Filing Date: August 27, 2010
•	Issue Date: January 7, 2014
•	Expiration Date: August 27, 2030 (est.)

US Patent Number 8,671,658: Oxidizing Fuel
•	Filing Date: August 27, 2010
•	Issue Date: March 18, 2014
•	Expiration Date: March 18, 2028 (est.)

US Patent Number 8,671,917: Gradual Oxidation with Reciprocating Engine
•	Filing Date: March 18, 2008
•	Issue Date: March 18, 2014
•	Expiration Date: March 9, 2032 (est.)

We have hundreds of pages of descriptive support, with over 100 independent claims and over 600 dependent claims.  We aim to continue to protect our Gradual Oxidation technology in multiple applications for various implementations, markets, and uses.  We currently expect to file a significant number of additional patent applications.  We cannot predict when our patent applications may result in issued patents, if at all, or that any patents will issue from these applications or that, if issued, such patents will cover all or a substantial portion of the claims currently set forth in the applications.  There can be no assurance that any patents issued will provide us with any competitive advantages, will not be challenged by any third parties, or that such third parties will not design competitive products around the patents.  In addition, there can be no assurance that any of our patents would be held valid by a court of law of competent jurisdiction or, if held valid, that we will have sufficient economic resources to enforce or defend our patent rights.  In the event we are found to have infringed upon the patent rights of others, there can be no assurance that we would be able to obtain a license to use any of such patents.

In addition, we have confidentiality agreements with our suppliers, distributors, employees, and certain visitors.  With respect to proprietary know-how, we rely on trade secret protection and confidentiality agreements.  Monitoring the unauthorized use of our proprietary technology is difficult and the steps we have taken may not prevent unauthorized disclosure or use of such technology.  The disclosure or misappropriation of our trade secrets and other proprietary information could harm our ability to protect our rights and our competitive position.

Government Regulations

Air pollutants, such as NOx, CO, and VOCs, are produced as by-products of combustion.  These pollutants are regulated by the EPA as well as by state and local air districts, because they are associated with negative health consequences and/or damage to the environment.  Our Gradual Oxidation technology can achieve emissions of NOx that are noticeably lower than traditional combustion techniques without compromising the emissions of CO or VOCs.

Emissions regulations requiring a reduction in commonly found air pollutants such as NOx, CO, and VOCs could enhance market demand for our technology.  An example of the advantages of ultra-low levels of NO x emissions is with respect to EPA’s New Source Review requirements under the Title V of the Federal Clean Air Act.  Accordingly, potential legislation on greenhouse gases or general reductions in required criteria pollutant levels could assist with our achieving our business objectives.  Although the timing of such regulations is uncertain, the general trend in recent decades continues to be increases in governmentally-mandated reductions for all criteria pollutants and the addition of new emissions to those regulated.

We continue to engage with federal and state policymakers to develop government programs to promote the deployment of our products. Since 2010, we have developed relationships with many regulators and legislators of interest, both at the federal and state levels, and we continue to pursue government funding, legislative, and regulatory opportunities.

Ultimately, it may be possible for our technology to achieve EPA BACT and LAER designations, as determined under the EPA New Source Review program.

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with compliance with environmental laws.  Our products may provide a more cost-effective alternative to upgrading older existing gas-powered generation systems through the use of chemicals, catalysts, and add-on systems to comply with most recent environmental regulations

Employees

As of the date of this report, we have 18 full-time employees and two part-time employees.  None of our employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good.  We also employ consultants, including technical advisors and other advisors, on an as-needed basis to supplement existing staff.  When we engage consultants or technical advisors, we typically enter into intellectual property assignment and non-disclosure agreements with them.

ITEM 1A.	RISK FACTORS

RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities.   The statements contained in or incorporated into this report that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements.   If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed.   In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business in General

Our future is dependent upon our ability to obtain additional financing.  If we do not obtain such financing, we may have to cease our activities and investors could lose their entire investment.

There is no assurance that we will operate profitably or generate positive cash flow in the future.  We will require additional financing in order to proceed with the manufacture and distribution of our products, including our FP250 and other Gradual Oxidizer products.  During the next 12 months, we currently project our cash needs to be in excess of $10.5 million, currently budgeted for employee and related costs ($3.4 million), for research and development programs ($3.5 million), for professional fees, corporate filings, and business development costs ($2.1 million) and for working capital ($1.5 million).  We may require more funds if the costs of the development and operation of our existing technologies are greater than we have currently anticipated.  We will also require additional financing to sustain our business operations if we are not successful in earning revenues.  Our sales and fulfillment cycle can exceed 24 months and, as noted, we do not expect to generate sufficient revenue in the next 12 months to cover our operating costs.  Our short- and medium-term future is dependent upon our ability to obtain financing and upon future profitable operations.  We anticipate that we will rely on debt or equity capital in order to continue to fund our business operations.  Issuances of additional shares will result in dilution to our existing stockholders.  We may not be able to obtain financing on commercially reasonable terms or terms that are acceptable to us when it is required.  If we do not obtain such financing, our business could fail and investors could lose their entire investment.

If we are unable to continue as a going concern, our securities will have little or no value.

The report of our independent registered public accounting firm that accompanies our audited consolidated financial statements for the years ended December 31, 2013 and 2012, contains a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern.  In addition to our history of losses, our accumulated deficit as of December 31, 2013 and December 31, 2012 was approximately $7.5 million and $0.38 million, respectively.  At December 31, 2013 and April 15, 2014, we had cash and cash equivalents (including restricted cash) of $1.2 million and $0.10 million, respectively.

In order to continue as a going concern, we will need, among other things, additional capital resources.  Our management’s plan is to obtain such resources by seeking additional equity and/or debt financing.  We have a non-binding term sheet for a $4.0 million senior secured financing that we anticipate closing within the next week. In addition, we are negotiating with some of our shareholders for a short-term financing. Management cannot provide any assurances that we will be successful in accomplishing any of our financing plans.  If we are unable to obtain additional capital, such inability would have an adverse effect on our financial position, results of operations, cash flows, and business prospects, and ultimately on our ability to continue as a going concern.  If we are unable to obtain adequate capital, we could be forced to cease operations.

Because we may never earn recurring revenues from our operations, our business may fail and investors may lose all of their investment in our Company.

We are a company with a limited operating history and our future profitability is uncertain.  We have yet to generate recurring sales or positive earnings and there can be no assurance that we will ever operate profitably.  If our business plan is not successful and we are not able to operate profitably, then our stock may become worthless and investors may lose all of their investment in our Company.

Prior to obtaining customers and distribution for our products, we currently anticipate that we will incur increased operating expenses without realizing any revenues.  We, therefore, currently expect to incur significant losses into the foreseeable future.  We recognize that, if we are unable to generate recurring revenues from the sale of our products in the future, we will not be able to earn profits or continue operations.  There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate recurring revenues or ever achieve profitability.  If we are unsuccessful in addressing these risks, our business will fail and investors may lose all of their investment in our Company.

Our limited operating history makes evaluating our business and future prospects difficult, and may increase the risk of your investment.

We have a limited operating history on which investors can base an evaluation of our business, operating results, and prospects.  Of even greater significance is that fact that we have limited operating history with respect to designing and manufacturing systems for producing continuous energy from a broad range of sources, including previously unusable ultra-low quality gas.

While the basic technology has been verified, we only recently have begun offering the FP250 as a commercial system, and have yet to commercialize the KG2 or other Gradual Oxidizer systems.  This limits our ability to accurately forecast the cost of producing and distributing our systems or technology or to determine a precise date on which our systems or technology will be widely released.

Our plan to complete the initial commercialization of our gas-to-heat and electricity conversion technology is dependent upon the timely availability of funds and upon our finalizing the engineering, component procurement, build out, and testing in a timely manner.  Any significant delays would materially adversely affect our business, prospects, operating results, and financial condition.  Consequently, it is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business.  In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected.  If the market for transforming methane gas, especially ultra-low quality gas from landfills, coal mines, oil fields, and other low-quality methane sources into continuous electricity does not develop as we currently expect or develops more slowly than we currently expect, our business, prospects, operating results, and financial condition will be materially harmed.

A sustainable market for our technology may never develop or may take longer to develop than we currently anticipate which would materially adversely affect our results of operations.

Our products represent an emerging market, and we do not know whether our targeted customers will accept our technology or will purchase our products in sufficient quantities to allow our business to grow.  To succeed, demand for our products must increase significantly in existing markets, and there must be strong demand for products that we introduce in the future.  If a sustainable market fails to develop or develops more slowly than we currently anticipate, we may be unable to recover the losses we have incurred to develop our products, we may have further impairment of assets, and we may be unable to meet our operational expenses.  The development of a sustainable market for our systems may be hindered by many factors, including some that are out of our control.  Examples include:

•	customer reluctance to try a new product or concept;
•	regulatory requirements;
•	perceived cost competitiveness of our FP250 and other Gradual Oxidizer products that we may develop;
•	costs associated with the installation and commissioning of our FP250 and other Gradual Oxidizer products that we may develop;
•	maintenance and repair costs associated with our products;
•	economic downturns and reduction in capital spending;
•	customer perceptions of our products’ safety and quality;
•	emergence of newer, more competitive technologies and products;
•	financial stability of our turbine partners;
•	inability of our turbine partners to fulfill orders in a timely manner;
•	excessive warranty-related costs associated with parts replacement for Gradual Oxidizer or turbine components for power-stations operating in the field; and
•	decrease in domestic and international incentives.

We may not be able to effectively manage our growth, expand our production capabilities or improve our operational, financial and management information systems, which would impair our results of operations.

If we are successful in executing our business plan, we will experience growth in our business that could place a significant strain on our business operations, management and other resources.  Our ability to manage our growth will require us to expand our production capabilities, continue to improve our operational, financial and management information systems, and to motivate and effectively manage our employees.  We cannot provide assurance that our systems, procedures and controls or financial resources will be adequate, or that our management will keep pace with this growth.  We cannot provide assurance that our management will be able to manage this growth effectively.

Product quality expectations may not be met, causing slower market acceptance or warranty cost exposure.

In order to achieve our goal of improving the quality and lowering the total costs of ownership of our products, we may require engineering changes.  Such improvement initiatives may render existing inventories obsolete or excessive.  Despite our continuous quality improvement initiatives, we may not meet our customers’ expectations.  Any significant quality issues with our products or those of our turbine manufacturing partners could have a material adverse effect on our rate of product adoption, results of operations, financial condition, and cash flow.  Moreover, as we develop new configurations for our gas-to-heat and electricity conversion systems and as our customers place existing configurations in commercial use, our products may perform below expectations.  Any significant performance below expectations could materially adversely affect our operating results, financial condition, and cash flow and affect the marketability of our products.

Our business plan is to sell future products with warranties.  There can be no assurance that the provision for estimated product warranty will be sufficient to cover our warranty expenses in the future.  We cannot ensure that our efforts to reduce our risk through warranty disclaimers will effectively limit our liability.  Any significant incurrence of warranty expense in excess of estimates could have a material adverse effect on our operating results, financial condition, and cash flow.  Further, we may at times undertake programs to enhance the performance of units previously sold.  These enhancements may at times be provided at no cost or below our cost.  If we choose to offer such programs, such actions could result in significant additional costs to our business.

If we are unable to adequately control the costs associated with operating our business, including our costs of sales and materials, our business, prospects, operating results, and financial condition will suffer.

If we are unable to maintain a sufficiently low level of costs for designing, marketing, selling and distributing our gas transforming systems relative to their selling prices, our operating results, gross margins, business, and prospects could be materially and adversely impacted.  We have made, and will be required to continue to make, significant investments for the design and sales of our system and technologies.  There can be no assurances that our costs of producing and delivering our system and technologies will be less than the revenue we generate from sales, licenses and/or royalties or that we will achieve our currently expected gross margins.

We may be required to incur substantial marketing costs and expenses to promote our systems and technologies, even though our marketing expenses to date have been relatively limited.  If we are unable to keep our operating costs aligned with the level of revenues we generate, our operating results, gross margins, business, and prospects will be harmed.  Many of the factors that impact our operating costs are beyond our control.  For example, the costs of our components could increase due to shortages if global demand for these products increases.

Market acceptance of our technology and products is difficult to predict.  If our technology and products do not achieve market acceptance, our business could fail.

A number of factors may affect the market acceptance of our products and technology, including, among others, the perception by consumers of the effectiveness of our products and technology, the operational reliability of our products and technology over an extended period of time in the field, our ability to fund our sales and marketing efforts, and the effectiveness of our sales and marketing efforts.  If our products and technology do not gain acceptance by our intended customers, we may not be able to fund future operations, including the development of new products, and/or our sales and marketing efforts for our current and currently anticipated products.  Such inability would have a material adverse effect on our business, prospects, operating results, and financial condition.

Further, market acceptance of our technology and business is difficult to predict.  If our technology does not achieve market acceptance, our business could fail.  If we are unable to develop effectively and promote our technology timely and gain recognition in our market segment, we may not be able to achieve acceptable sales revenue and our results of operations and financial condition would then suffer.  Our ability to achieve future revenue will depend highly upon the awareness of our potential customers of our products, services, and solutions.  While we plan to achieve this awareness over time, there cannot be assurance that awareness of our Company and technology will develop in a manner or pace that is necessary for us to achieve profitability in the near term.

In addition, we cannot predict the rate of adoption or acceptance of our technology by potential customers or prospective channel partners.  While we may be able to effectively demonstrate the feasibility of our technology, this does not guarantee the market will accept it, nor can we control the rate at which such acceptance may be achieved.  In certain of our market segments, there is a well-established channel with a limited number of companies engaged in reselling to our target customers.  Failure to achieve productive relations with a sufficient number of these prospective partners may impede adoption of our solutions.  Additionally, some potential customers in our target industries are historically risk-averse and, on occasion, have been slow to adopt new technologies.  If our technology is not accepted in the market, we may not generate sufficient revenue by selling or licensing our technology to support our operations, recover our research and development costs, or become profitable and our business could fail.

If we do not respond effectively and on a timely basis to rapid technological change, our business could suffer.

Our industry is characterized by rapidly changing technologies, industry standards, customer needs, and competition, as well as by frequent new product and service introductions.  We must respond to technological changes affecting both our customers and suppliers.  We may not be successful in developing and marketing, on a timely and cost-effective basis, new services that respond to technological changes, evolving industry standards or changing customer requirements.  Our success will depend, in part, on our ability to accomplish all of the following in a timely and cost-effective manner:

•	effective use and integration of new technologies;
•	continual development of our technical expertise;
•	enhancement of our engineering and system designs;
•	retention of key engineering personnel, which have played a critical role in the development of our technology;
•	development of products that meet changing customer needs;
•	advertisements and marketing of our products; and
•	influence of and response to emerging industry standards and other changes.

The market for alternative energy products is characterized by significant and rapid technological change and innovation.  Although we intend to employ our technological capabilities to create innovative products and solutions that are practical and competitive in today’s marketplace, future research and discoveries by others may make our products and solutions less attractive or even obsolete compared to other alternatives that may emerge.

If we are unable to enforce our intellectual property rights or if our intellectual property rights become obsolete, our competitive position could be adversely impacted.

We utilize a variety of intellectual property rights in our products and technology.  We view our portfolio of process and design technologies as one of our competitive strengths and we use it as part of our efforts to differentiate our product offerings.  We may not be able to preserve these intellectual property rights successfully in the future and these rights could be invalidated, circumvented, challenged, or infringed upon.  In addition, the laws of some foreign countries in which our products may be sold do not protect intellectual property rights to the same extent as the laws of the United States.  If we are unable to protect and maintain our intellectual property rights, or if there are any successful intellectual property challenges or infringement proceedings against us, our ability to differentiate our product offerings could diminish.  In addition, if our intellectual property rights or work processes become obsolete, we may not be able to differentiate our product offerings and some of our competitors may be able to offer more attractive products to our customers.  As a result, our business and financial performance could be materially and adversely affected.

Developments or assertions by us or against us relating to intellectual property rights could materially impact our business.

We currently expect to own or license significant intellectual property, including patents, and intend to be involved in numerous licensing arrangements.  We expect our intellectual property to play an important role in establishing and maintaining a competitive position in a number of the markets we intend to serve.  We will attempt to protect proprietary and intellectual property rights to our products and gas system through available patent laws and licensing and distribution arrangements with reputable domestic and international companies.  Despite these precautions, patent laws afford only limited practical protection in certain countries.

Litigation may also be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others or to defend against claims of invalidity.  Such litigation could result in substantial costs and the diversion of resources.  As we create or adopt new technology, we will also face an inherent risk of exposure to the claims of others that we have allegedly violated their intellectual property rights.

We cannot assure that we will not experience any intellectual property claim losses in the future or that we will not incur significant costs to defend such claims nor can we assure that infringement or invalidity claims will not materially adversely affect our business, results of operations and financial condition.  Regardless of the validity or the success of the assertion of these claims, we could incur significant costs and diversion of resources in enforcing our intellectual property rights or in defending against such claims, which could have a material adverse effect on our business, results of operations and financial condition.

Any such imposition of a liability that is not covered by insurance, is in excess of insurance coverage or is not covered by an indemnification could have a material adverse effect on our business, results of operations, and financial condition.

Further, liability or alleged liability could harm our business by damaging our reputation, that could require us to incur expensive legal costs in defense, exposing us to awards of damages and costs and diverting management’s attention away from our business operations.  Any such liability could severely impact our business operations and/or revenues.  If any claims or actions are asserted against us, we may seek to settle such claim by obtaining a license from the plaintiff covering the disputed intellectual property rights.  We cannot provide any assurances, however, that under such circumstances a license, or any other form of settlement, would be available on reasonable terms or at all.

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information.

Our success depends upon the skills, knowledge, and experience of our technical personnel, our consultants and advisors, as well as our licensees and contractors.  Because we operate in a highly competitive field, we rely almost wholly on trade secrets to protect our proprietary technology and processes.  However, trade secrets are difficult to protect.  We enter, and currently expect that we will continue to enter, into confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, outside scientific collaborators, developers, licensees and other advisors.  These agreements generally require that the receiving party keep confidential and not disclose to third parties confidential information developed by us during the course of the receiving party’s relationship with us.  These agreements also generally provide that inventions conceived by the receiving party in the course of rendering services to us will be our exclusive property.  However, these agreements may be breached and may not effectively assign intellectual property rights to us.  Our trade secrets also could be independently discovered by competitors, in which case we would not be able to prevent use of such trade secrets by our competitors.  The enforcement of a claim alleging that a party illegally obtained and was using our trade secrets could be difficult, expensive, and time consuming and the outcome would be unpredictable.  In addition, courts outside the United States may be less willing to protect trade secrets.  The failure to obtain or maintain meaningful trade secret protection could adversely affect our competitive position.

Our growth depends in part on environmental regulations and programs that promote or mandate the conversion of ultra-low quality gas into heat and electricity and any modification or repeal of these regulations may adversely impact our business.

Enabling customers to meet environmental regulations and programs domestically and internationally that promote or mandate the conversion of ultra-low quality gas into heat and electricity is an integral part of our business plan.  Industry participants with a vested interest in gas and electricity invest significant time and money in efforts to influence environmental regulations in ways that delay or repeal requirements for the conversion of ultra-low quality gas into heat and electricity.  Furthermore, an economic recession may result in the delay, amendment, or waiver of environmental regulations due to the perception that they impose increased costs on the energy industries or the general public that cannot or should not be absorbed in a shrinking economy.  The delay, repeal, or modification of United States federal or state regulations or foreign regulations or programs that encourage the use of technologies that convert ultra-low quality gas into heat and electricity, or similar national regulations in international markets, could slow our growth and adversely affect our business.

We operate in a highly regulated business environment, and changes in regulation could impose significant costs on us or make our products less economical, thereby affecting demand for our products.

Our products are subject to federal, state, local, and foreign laws and regulations, governing, among other things, emissions and occupational health and safety.  Regulatory agencies may impose special requirements for the implementation and operation of our products or that may significantly affect or even eliminate some of our target markets.  We may incur material costs or liabilities in complying with government regulations.  In addition, potentially significant expenditures could be required in order to comply with evolving environmental and health and safety laws, regulations and requirements that may be adopted or imposed in the future.  Furthermore, our potential utility customers must comply with numerous laws and regulations.  The deregulation of the utility industry may also create challenges for our marketing efforts.  For example, as part of electric utility deregulation, federal, state, and local governmental authorities may impose transitional charges or exit fees, which would make it less economical for some potential customers to switch to our products.  We can provide no assurances that we will be able to obtain these approvals and changes in a timely manner, or at all.  Non-compliance with applicable regulations could have a material adverse effect on our operating results.

The market for electricity and generation products is heavily influenced by federal and state government regulations and policies.  The deregulation and restructuring of the electric industry in the United States and elsewhere may cause rule changes that may reduce or eliminate some of the advantages of such deregulation and restructuring.  We cannot determine how any deregulation or restructuring of the electric utility industry may ultimately affect the market for our products.  Changes in regulatory standards or policies could reduce the level of investment in the research and development of alternative power sources, including gas-to-heat and electricity conversion systems.  Any reduction or termination of such programs could increase the cost to our potential customers, making our systems less desirable, and thereby materially adversely affect our revenue and other operating results.

Utility companies or governmental entities could place barriers to our entry into the marketplace, and we may not be able to effectively sell our products.

Utility companies or governmental entities could place barriers on the installation of our products or the interconnection of the products with the electric grid.  Further, they may charge additional fees to customers who install on-site generation or have the capacity to use power from the grid for back-up or standby purposes.  These types of restrictions, fees, or charges could hamper the ability to install or effectively use our products or increase the cost to our potential customers for using our systems.  This could make our systems less desirable, thereby materially adversely affecting our revenue and other operating results.  In addition, utility rate reductions can make our products less competitive, which would have a material adverse effect on our operations.  The cost of electric power generation bears a close relationship to the cost of natural gas and other fuels.  However, changes to electric utility tariffs often require lengthy regulatory approval and include a mix of fuel types, as well as customer categories.  Potential customers may perceive the resulting swings in natural gas and electric pricing as an increased risk of investing in on-site generation.

Commodity market factors impact our costs and availability of materials.

Our products contain a number of commodity materials from metals, which include steel, special high temperature alloys, copper, nickel, and molybdenum, to computer components.  The availability of these commodities could impact our ability to acquire the materials necessary to meet our production requirements.  The cost of metals has historically fluctuated.  The pricing could impact the costs to manufacture our products.  If we are not able to acquire commodity materials at prices and on terms satisfactory to us or at all, our operating results may be materially adversely affected.

Turbine prices, availability and reliability factors impact our price competitiveness, reliability and warranty costs.

Our products are commercialized in a manner that is fully integrated with a gas turbine, thus providing a complete power-station to the ultimate customer and operator.  The availability of these turbines is dependent on the current commercial backlog and financial stability of their manufacturers, and an unacceptable product fulfillment timeframe from them could impact our ability to timely deliver a power-station and book revenues.  The pricing of these turbines could increase over time, causing the overall price of the integrated power-station to become commercially uncompetitive, which would hinder sales of our Gradual Oxidizer products.  Once operational, any issues in the reliability of the turbine, either due to issues with the Gradual Oxidizer or the inherent reliability flaws in the turbine, could result in excessive warranty obligations for our company and a level of operational reliability that is deemed unsatisfactory by our customers, which could not only hurt our relationships with our customers, but materially and adversely affect our business, prospects, operating results and financial condition.

Our products involve a lengthy sales cycle and we may not currently anticipate sales levels appropriately, which could impair our results of operations.

The sale of our products typically involves a significant commitment of capital by customers, with the attendant delays frequently associated with large capital expenditures.  Once a customer makes a formal decision to purchase our product, the fulfillment of the sales order by us and our turbine partners will require a substantial amount of additional time.  For these and other reasons, the sales and fulfillment cycle associated with our products is typically lengthy and subject to a number of significant risks over which we have little or no control.  We currently expect to plan our production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially.  If sales in any period fall significantly below currently anticipated levels, our financial condition, results of operations and cash flow would suffer.  If demand in any period increases well above currently anticipated levels, we may have difficulties in responding, incur greater costs to respond, or be unable to fulfill the demand in sufficient time to retain the order, which would negatively impact our operations.  In addition, our operating expenses are based on currently anticipated sales levels, and a high percentage of our expenses are generally fixed in the short term.  As a result of these factors, a small fluctuation in timing of sales could cause operating results to vary materially from period to period.

We face intense competition and currently expect competition to increase in the future, which could prohibit us from developing a customer base and generating revenue.

Many of our potential competitors have greater financial and commercial resources than us, and it may be difficult to compete against them.  The energy industry is characterized by intense competition.  Many of our potential competitors have better name recognition and substantially greater financial, technical, manufacturing, marketing, personnel, and/or research capabilities than we do.  Although at this time we do not believe that any of our potential competitors have technology similar to ours, if and when we release products based on our technology, potential competitors may respond by developing and producing similar products.  Many firms in the energy industry have made and continue to make substantial investments in improving their technologies and manufacturing processes.  In addition, they may be able to price their products below the marginal cost of production in an attempt to establish, retain, or increase market share.  Because of these circumstances, it may be difficult for us to compete successfully in the energy market.

If we are unable to attract, train, and retain technical and financial personnel, our business may be materially adversely affected.

Our future success depends, to a significant extent, on our ability to attract, train, and retain technical and financial personnel.  Recruiting and retaining capable personnel, particularly those with expertise in our chosen industry, are vital to our success.  There is substantial competition for qualified technical and financial personnel, and there can be no assurance that we will be able to attract or retain them.  If we are unable to attract and retain qualified employees, our business may be materially adversely affected.

Our business depends substantially on the continuing efforts of certain personnel and our business may be severely disrupted if we lose their services.

Our future success depends substantially on the continued services of our executive officers, especially our Chief Executive Officer, Alain J. Castro, our President, Boris A. Maslov, Ph.D., our Chief Financial Officer, Kelly Anderson, as well as our engineering vice presidents, Steven Lampe and Douglas Hamrin.  If one or more of these persons are unable or unwilling to continue in their present positions, we may not be able to replace them readily or timely, if at all.  Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain their replacements, if any acceptable persons may be found.  In addition, if any of our executive or engineering officers joins a competitor or forms a competing company, we may lose some of our customers or potential customers.

We may face risks from doing business internationally.

We may license, sell, or distribute products outside of the United States of America and derive revenues from these sources.  Our revenues and results of operations will be vulnerable to currency fluctuations.  As of the date of this report, we have shipped one of our FP250 systems to a customer in the Netherlands.  We plan to install and commission that system in Q2 of 2014, at which time we will be able to recognize revenue and collect balance of full payment.  We will report our revenues and results of operations in U.S. dollars, but, in various reporting periods, a significant portion of our revenues might be earned outside of the U.S.  We cannot accurately predict the impact of future exchange rate fluctuations on our revenues and operating margins.  Such fluctuations could have a material adverse effect on our business, results of operations, and financial condition.  Our business will also be subject to other risks inherent in the international marketplace, many of which are beyond our control.  These risks include:

•	laws and policies affecting trade, investment, and taxes, including laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws;
•	changes in local regulatory requirements, including restrictions on gas-to-heat and electricity conversions;
•	differing degrees of protection for intellectual property;
•	financial instability;
•	instability of foreign economies and governments; and
•	war and acts of terrorism.

Any of the foregoing could have a material adverse effect on our business, financial condition, and results of operations.

Our future business depends in large part on our ability to execute our plans to market and license our gas-to-heat and electricity conversion systems.

Failure to obtain reliable sources of component supply that will enable us to meet the quality, price, engineering, design, and production standards, as well as the production volumes required to mass market our gas-to-heat and electricity conversion systems successfully, could negatively affect our revenues and business operations.

Even if we are successful in developing and marketing our gas-to-heat and electricity conversion systems and technology and in developing and securing reliable sources of component supply, we do not know whether we will be able to do so in a manner that avoids significant delays and cost overruns, including factors beyond our control, such as problems with suppliers and vendors, or shipping schedules that meet our customers’ requirements.  Any failure to develop such capabilities within our projected costs and timelines could have a material adverse effect on our business, prospects, operating results, and financial condition.

Any changes in business credit availability or cost of borrowing could adversely affect our business.

Declines in the availability of business credit and increases in corporate borrowing costs could negatively impact the number of systems we can install.  Substantial declines in the business and operations of our customers could have a material adverse effect on our business, results of operations and financial condition.  In addition, the disruption in the capital markets that began in 2008 has reduced the availability of debt financing to support many of the businesses in which our potential customers operate.  If our potential customers are unable to access credit, it would impair our ability to grow our business.

Our research and commercialization efforts may not be sufficient to adapt to changes in gas-to-heat and electricity conversion technology.

As technologies change, we plan to upgrade or adapt our gas-to-heat and conversion systems and technology in order to continue to provide customers with the latest technology, in particular gas-to-heat and electricity conversion technology.  However, our technology may not compete effectively with alternative technologies if we are not able to source and integrate the latest technology into our gas-to-heat and electricity conversion systems.  Any failure to keep up with advances in gas-to-heat and electricity conversion systems and technology would result in a decline in our competitive position that would materially adversely affect our business, prospects, operating results, and financial condition.

We will be dependent on our suppliers, some of which are single or limited source suppliers, and the inability of these suppliers to continue to deliver, or their refusal to deliver, necessary components at prices, volumes, and schedules acceptable to us would have a material adverse effect on our business, prospects, operating results, and financial condition.

We are currently and continually evaluating, qualifying, and selecting suppliers for our gas-to-heat and electricity conversion systems.  We will source globally from a number of suppliers, some of whom may be single source suppliers for these components.  While we attempt to maintain the availability of components from multiple sources whenever possible, it may not always be possible to avoid purchasing from a single source.  To date, we have no qualified alternative sources for any of our single-sourced components.

While we believe that we may be able to establish alternate supply relationships and can obtain or engineer replacements for our single-source components, we may be unable to do so in the short term or at all at prices or costs that are favorable to us.  In particular, while we believe that we will be able to secure alternate sources of supply for almost all of our single-sourced components in a relatively short time-frame, qualifying alternate suppliers or developing our own replacements for certain highly customized components may be time consuming and costly.

The supply chain will expose us to potential sources of delivery failure or component shortages.  If we experience significant increased demand, or need to replace our existing suppliers, there can be no assurance that additional supplies of component parts will be available if or when required on terms that are favorable to us, or at all, or that any supplier would allocate sufficient supplies to us in order to meet our requirements or fill our orders in a timely manner.  The loss of any single- or limited-source supplier or the disruption in the supply of components from these suppliers could lead to delays to our customers, which could hurt our relationships with our customers and also materially adversely affect our business, prospects, operating results, and financial condition.

Changes in our supply chain may result in increased cost and delay.  A failure by our suppliers to provide the necessary components could prevent us from fulfilling customer orders in a timely fashion, which could result in negative publicity, damage our brand, and have a material adverse effect on our business, prospects, operating results, and financial condition.

Our internal controls and accounting methods may require modification.

We continue to review and develop controls and procedures sufficient to accurately report our financial performance on a timely basis.   If we do not develop and implement effective controls and procedures, we may not be able to report our financial performance on a timely basis and our business and stock price would be adversely affected.

If we fail to achieve and maintain an effective system of internal controls in the future, we may not be able to accurately report our financial results or prevent fraud.   As a result, investors may lose confidence in our financial reporting.

The Sarbanes-Oxley Act of 2002 requires that we report annually on the effectiveness of our internal control over financial reporting.  Among other things, we must perform systems and processes evaluation and testing.  We must also conduct an assessment of our internal controls to allow management to report on our assessment of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  Our assessment could reveal significant deficiencies or material weaknesses in our internal controls, which may need to be disclosed in our annual reports on Form 10-K.  Disclosures of this type can cause investors to lose confidence in our financial reporting and may negatively affect the price of our common stock.  Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud.  Deficiencies in our internal controls over financial reporting may negatively impact our business and operations.

Risks Related to Our Securities

If an orderly and active trading market for our common stock does not develop or is not sustained, the value and liquidity of your investment in our common stock could be adversely affected.

We cannot assure you that an orderly and active trading market in our common stock will ever develop or be sustained.  This may be attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days, weeks or months when trading activity in our shares is minimal or non- existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.

The historic bid and asked quotations for our common stock should not be viewed as an indicator of the current market price for our common stock.  Further, the price at which shares of common stock were offered and sold in the Merger-related private placement or after may not have been indicative of the value of such shares and should not be viewed as an indicator of the current market price for our common stock.  We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained or not diminish.

If a significant public market for our common stock develops, we expect to experience volatility in the price of our common stock.  This may result in substantial losses to investors if they are unable to sell their shares at or above their purchase price.

If a significant public market for our common stock develops, we expect the market price of our common stock to fluctuate substantially for the foreseeable future, primarily due to a number of factors, including:

•
our status as a company with a limited operating history and limited revenues to date, which may make risk-averse investors more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the shares of a seasoned issuer in the event of negative news or lack of progress;

•	announcements of technological innovations or new products by us or our competitors;
•	the timing and development of our products;
•	general and industry-specific economic conditions;
•	actual or anticipated fluctuations in our operating results;
•	liquidity;
•	actions by our stockholders;
•	changes in our cash flow from operations or earnings estimates;
•	changes in market valuations of similar companies;
•	our capital commitments; and
•	the loss of any of our key management personnel.

In addition, the financial markets have experienced extreme price and volume fluctuations.  The market prices of the securities of technology companies, particularly companies like ours without consistent revenues and earnings, have been highly volatile and may continue to be highly volatile in the future, some of which may be unrelated to the operating performance of particular companies.  The sale or attempted sale of a large amount of common stock into the market may also have a significant impact on the trading price of our common stock.  Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance.  In the past, securities class action litigation has often been brought against companies that experience volatility in the market price of their securities.  Whether or not meritorious, litigation brought against us could result in substantial costs, divert management’s attention and resources and harm our financial condition and results of operations.

Our operating results may fluctuate significantly, and these fluctuations may cause our common stock price to fall.

Our quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular quarter.  You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance.  Factors that may affect our quarterly results include:

•	market acceptance of our products and those of our competitors;
•	our ability to attract and retain key personnel;
•	development of new designs and technologies; and
•	our ability to manage our anticipated growth and expansion.

Trading of our common stock may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

There is currently a limited market for our common stock and the volume of our common stock traded on any day may vary significantly from one day to another.  Our common stock is currently quoted on the OTCQB tier of the OTC Market (“OTCQB”) and the OTC Bulletin Board (“OTCBB”).  Trading in stock quoted on the OTCQB and the OTCBB is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects.  The availability of buyers and sellers represented by this volatility could lead to a market price for our common stock that is unrelated to operating performance.  Moreover, neither the OTCQB nor the OTCBB is not a stock exchange, and trading of securities quoted on the OTCQB and the OTCBB is often more sporadic than the trading of securities listed on a national stock exchange like.  There is no assurance that there will be a sufficient market in our stock, in which case it could be difficult for our stockholders to resell their shares.

Our stock is categorized as a penny stock.   Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a shareholder’s ability to buy and sell our stock.

Our stock is categorized as a penny stock.  The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

You should be aware that, according to SEC Release No. 34-29093, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse.  Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.  The occurrence of these patterns or practices could increase the future volatility of our share price.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our principal stockholders own a large percentage of our voting stock after this offering, which will allow them to control substantially all matters requiring stockholder approval.

Currently, our executive officers, directors, and principal stockholders and their affiliates own approximately 28.08% of our outstanding common stock.  If these stockholders act together, and our principal stockholders and their affiliates by themselves, they would be able to elect our Board of Directors (our “Board”) and control all other matters requiring approval by stockholders, including the approval of mergers, going private transactions, and other extraordinary transactions, as well as the terms of any of these transactions.  This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could in turn have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the then-prevailing market price for their shares of common stock.

The public sale of our common stock by existing stockholders could adversely affect the price of our common stock.

As of March 31, 2014, we have a total of 72,554,174 shares of common stock outstanding.

•	24,972,514 of such total shares are freely tradable in the public market, should one develop and be maintained.

o	2,497,992 of such shares have been placed into an escrow that expires on June 30, 2014. Thereafter, such shares may be sold in the public market, should one develop and be maintained.

•
The remaining 47,581,660 shares constitute “restricted securities” and may be sold in the public market only if they have been registered or if they qualify for an exemption from registration under Rule 144 of the Securities Act.

o
On January 16, 2014, our registration statement to register the resale of approximately 7,537,949 shares of our common stock was declared effective by the Commission.  Such shares represent the shares sold and issued in connection with the Merger-related private placement. As of the Effective Date, the restricted securities became eligible to be sold in the public market.

o
39,180,652 of such shares represent the shares of Ener-Core Power (the operating company) that were outstanding prior to the Merger-related private placement and exchanged for a like number of shares of our common stock in the Merger.  Commencing July 10, 2014, such shares will be eligible to be sold in the public market, subject to certain limitations, under Rule 144 under the Securities Act.

Even if an orderly public market were to be sustained, the market price of our common stock could thereafter decline as a result of sales by our existing stockholders in the timeframes described above, or even by the perception that these sales will occur. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

The indemnification rights provided to our directors, officers and employees may result in substantial expenditures by the Company and may discourage lawsuits against its directors, officers, and employees.

Our Amended and Restated Articles of Incorporation and bylaws contain provisions permitting us to enter into indemnification agreements with our directors, officers, and employees.  We also have contractual obligations to provide such indemnification protection to the extent not covered by directors and officers’ liability insurance. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup.  These provisions and resultant costs may also discourage us from bringing a lawsuit against our directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit us and our stockholders.

To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

We do not currently anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends.  Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends.  We presently intend to retain all earnings for our operations.

We may be required to raise additional financing by issuing new securities, which may have terms or rights superior to those of our shares of common stock, which could adversely affect the market price (if any) of our shares of common stock and our business.  Further, if we issue additional securities in the future, it could result in the dilution of our existing stockholders.

Our Amended and Restated Articles of Incorporation authorizes the issuance of up to 200,000,000 shares of common stock with a par value of $0.0001 per share, and 50,000,000 shares of preferred stock with a par value of $0.0001 per share.  Our Board may choose to issue some or all of such shares to acquire one or more companies or properties and to fund our overhead and general operating requirements.  The issuance of any such shares may reduce the book value per share and may contribute to a reduction in the market price (if any) of the outstanding shares of our common stock or preferred stock.  If we issue any such additional shares, such issuance could reduce the proportionate ownership and voting power of all current stockholders.  Further, such issuance may result in a change of control of our Company.

We and our security holders are not subject to some reporting requirements applicable to most public companies; therefore, investors may have less information on which to base an investment decision.

We do not have a class of securities registered under Section 12(b) or 12(g) of the Exchange Act.  Therefore, we do not prepare proxy or information statements in accordance with Section 14(a) of the Exchange Act with respect to matters submitted to the vote of our security holders.  Our officers, directors and beneficial owners of more than 10% of our common stock are not required to file statements of beneficial ownership on SEC Forms 3, 4 and 5 pursuant to Section 16 of the Exchange Act and beneficial owners of more than 5% of our outstanding common stock are not required to file reports on SEC Schedules 13D or 13G.  Therefore, investors in our securities will not have any such information available in making an investment decision.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our current headquarters is located at 9400 Toledo Way, Irvine, California 92618.  The property consists of a mixed use commercial office, production, and warehouse facility of 32,649 square feet.

On September 26, 2013, we entered into an Assignment and Assumption of Lease (the “Assignment”) with FlexEnergy for such property, with an effective date of August 1, 2013.  Pursuant to the Assignment, we are now formally obligated under the Standard Industrial/Commercial Single-Tenant Lease, dated May 26, 2011 (the “Lease”), originally between FlexEnergy and Meehan Holdings, LLC (“Meehan”).

Previously, as provided in the Contribution Agreement, we had occupied a portion of the property, and assumed one-third of all liabilities, under the Lease (with FlexEnergy remaining responsible for the remaining two-third).  Notwithstanding such arrangement, Meehan did not view us as formally obligated under the Lease.

Prior to the Assignment, on September 4, 2013, Meehan executed a Lessor’s Consent to Assignment and Sublease with FlexEnergy and us.  We also entered into a letter agreement with Meehan, by which we agreed to the following rent prepayments under the Lease:

•	$26,044 by September 30, 2013, to be applied to the December 2014 rent payment, and
•	$26,825 by July 31, 2014, to be applied to the December 2015 rent payment.

The Lease terminates on December 31, 2016.  Our unpaid, outstanding obligation for the remainder of the Lease is $949,573.  The current monthly rent under the Lease is $25,285, which increases to $26,044 on August 1, 2014, to $26,825 on August 1, 2015, and to $27,630 on August 1, 2016.

We lease space from the Regents of the University of California, Irvine, for the installation and demonstration of the FP250 equipment.  The lease expires on April 1, 2015 and the monthly payment is $7,780 from August 1, 2013 through March 31, 2014.  The university will provide us with certain goods and services including certain research and development services.

ITEM 3.	LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation.   There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our company.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock has been eligible for quotation since December 22, 2011; but, quotations on the OTC Bulletin Board and on the OTC Markets Group, Inc.’s OTCQB tier only commenced in the first quarter of 2013.  Initially, our symbol was “ITTC” until May 16, 2013, at which time our symbol was changed to “ENCR.”  The following table sets forth the high and low closing bid prices for our common stock for the periods indicated, as reported by OTC Markets Group, Inc. and OTC Bulletin Board.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.  Our common stock was split on a 30-for-1 basis, effective May 6, 2013.

	Closing Bid
	High ($)	Low ($)
Year ending December 31, 2013
First Quarter	.50	.50
Second Quarter (through May 6, 2013)	1.50	.50
Second Quarter (May 7, 2013, through June 28, 2013)	.75	.15
Third Quarter	1.50	1.00
Fourth Quarter	1.54	1.46

Based on the records of our transfer agent, we had approximately 72.6 million shares of common stock issued and outstanding as of March 31, 2014.

Holders

Based on the records of our transfer agent, there were 152 stockholders of record of our common stock as of April 8, 2014 (not including beneficial owners who hold shares at broker/dealers in “street name”).

Transfer Agent

Our transfer agent is V-Stock Transfer, whose address is 77 Spruce Street, Suite 201, Cedarhurst, NY 11516, and whose telephone number is (212) 828-8436.

Dividends

While there are no restrictions that limit our ability to pay dividends, we have not paid, and do not currently intend to pay cash dividends on our common stock in the foreseeable future.   Our policy is to retain all earnings, if any, to provide funds for operation and expansion of our business.   The declaration of dividends, if any, will be subject to the discretion of our board of directors, which may consider such factors as our results of operations, financial condition, capital needs and acquisition strategy, among others.

Securities Authorized for Issuance under Equity Compensation Plans

Please see the discussion in Item 12 titled “Equity Compensation Plan Information” below.

Recent Sales of Unregistered Securities

None during the three months ended December 31, 2013, that was not previously disclosed in a current report on Form 8-K.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for fiscal year ended December 31, 2013, the period from November 12, 2012 through December 31, 2012 and the period from January 1, 2012 through November 11, 2012 (Predecessor) should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report.   Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.   Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors” and “Description of Business” sections and elsewhere in this report.   We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict” and similar expressions to identify forward-looking statements.   Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements.   Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this report.   We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Prior to November 12, 2012, Ener-Core Power did not operate as a separate legal entity.  As a result the historical financial information for the cumulative period from January 1, 2012 through November 11, 2012 has been “carved out” of the financial statements of FlexEnergy, which we will refer in the following discussion as “Predecessor.”  Such financial information is limited to Ener-Core Power related activities, assets and liabilities only.

The carved-out financial information includes both direct and indirect expenses.  The historical direct expenses consist primarily of the various costs of direct operations.  Indirect costs represent expenses that were allocable to the business.  The indirect expense allocations are based upon: (1) estimates of the percentage of time spent by FlexEnergy employees working on or supporting Ener-Core Power business matters; and (2) allocations of various expenses associated with the employees, including salary, benefits, travel and entertainment, rent associated with the employees’ office space, accounting and other general administrative expenses.

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

Overview

We design, develop, and manufacture products based on our proprietary Gradual Oxidizer technologies.  Our first product, the FP250, is able to generate electric power using low energy content gas or vapor while emitting low levels of air pollutants.  The FP250 integrates a modified conventional micro-turbine (Ingersoll Rand MT250, now manufactured by FEES) with a proprietary gradual thermal oxidizer in place of a conventional turbine’s combustor.

Reverse Merger

We entered into the Merger Agreement with Ener-Core Power and the Merger Sub, pursuant to which the Merger Sub merged with and into Ener-Core Power, with Ener-Core Power as the surviving entity. Prior to the Merger, we were a public reporting “shell company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. The Merger Agreement was approved by the boards of directors of each of the parties to the Merger Agreement. In April 2013, the pre-merger public shell company effected a 30-for-1 forward split of its common stock. All share amounts have been retroactively restated to reflect the effect of the stock split.

As provided in the Contribution Agreement, dated November 12, 2012, by and among FlexEnergy, FEES, and Ener-Core Power, Ener-Core Power was spun-off from FlexEnergy as a separate corporation. As a part of that transaction, Ener-Core Power received all assets (including intellectual property) and certain liabilities pertaining to the Gradual Oxidizer business (Predecessor), the business carved out of Parent.  The owners of Predecessor did not distribute ownership of Successor entity pro rata.  The assets and liabilities were transferred to the Company and recorded at their historical carrying amounts since the transaction was a transfer of net assets between entities under common control.

On July 1, 2013, Ener-Core Power completed the Merger with us. Upon completion of the merger, the operating company immediately became a public company. The Merger was accounted for as a “reverse merger” and recapitalization. As part of the reverse merger, the pre-merger public shell company shareholders cancelled 120,520,000 of common stock which were then outstanding. This cancellation has been retroactively accounted for as of the inception of Ener-Core Power, Inc. on November 12, 2012. Accordingly, Ener-Core Power was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of Ener-Core Power. Accordingly, the assets and liabilities and the historical operations that are reflected in the financial statements are those of Ener-Core Power and are recorded at the historical cost basis of Ener-Core Power. Our assets, liabilities and results of operations were de minimis at the time of merger.

Going Concern

Our consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business.  Since our inception, we have made a substantial investment in research and development to develop the Gradual Oxidizer, have successfully deployed a FP250 field test unit at the U.S. Army base at Fort Benning, Georgia, and shipped our first commercial product in November 2013.

We have sustained recurring net losses and negative cash flows since inception and have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. As of April 15, 2014, we have a substantial working capital deficit and require significant additional capital immediately to continue operations. We must secure additional funding to pay our current liabilities, continue as a going concern and execute our business plan.

Management’s plan is to obtain such resources by obtaining capital sufficient to meet our operating expenses by seeking additional equity and/or debt financing, although no definitive agreement has been entered into in connection therewith as of April 15, 2014.   The cash and cash equivalents balance as of December 31, 2013 was $1.2 million, of which $0.1 million remained on April 15, 2014. The current cash allows us to continue operations through the next week. However, as of April 15, 2014, our short term liabilities totaled $1.0 million.  Currently, we do not have adequate funds to satisfy these liabilities.  If we are unable to secure financing immediately, then we may be forced to cease or curtail operations immediately.

We will need to obtain additional financing to continue operations beyond next week.  We cannot guaranty that we will be able to complete a financing on a timely basis, with favorable terms or at all. Even if we are able to secure financing, we may still have to significantly reduce costs and delay projects, which would adversely affect our business, customers and program development.  We are currently negotiating with some of our shareholders for temporary financing.

We will pursue raising additional debt or equity financing to fund our operations and product development.  If future funds are raised through issuance of stock or debt, these securities could have rights, privileges, or preferences senior to those of common stock and debt covenants that could impose restrictions on the Company’s operations. The sale of additional equity securities or debt financing will likely result in additional dilution to the Company’s current shareholders.  We cannot make any assurances that any additional financing will be completed on a timely basis, on acceptable terms or at all.   Management’s inability to successfully complete any other financing will adversely impact our ability to continue as a going concern. If our business fails or we are unable to seek immediate financing, our investors may face a complete loss of their investment.

The accompanying consolidated financial statements do not give effect to any adjustments that might be necessary if we were unable to meet our obligations or continue operations as a going concern.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 2 to our audited consolidated financial statements included elsewhere in this report, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Segments

We operate in one segment.  All of our operations are located domestically.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  Significant items subject to such estimates and assumptions include the allocation of operations during the carve-out periods, valuation of certain assets, useful lives, and carrying amounts of property and equipment, equity instruments, and share-based compensation; provision for contract losses; valuation allowances for deferred income tax assets; and exposure to warranty and other contingent liabilities.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

Foreign Currency Adjustments

Our functional currency for all operations worldwide is the U.S. dollar.  Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Income statement accounts are translated at average rates for the year.  At December 31, 2013 and 2012 we did not hold any foreign currency asset or liability amounts.  Gains and losses resulting from foreign currency transactions are reported as other income in the period they occurred.  During 2013, we recognized foreign currency transaction gain of $34,000 and none during 2012.  There have not been foreign currency translation gains or losses incurred in 2013, 2012 and for the period from January 1, 2014 through the date of this report.

Concentrations of Credit Risk

Cash and Cash Equivalents

We maintain our non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation (“FDIC”) provides insurance coverage of up to $250,000.  For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to these deposits.  At December 31, 2013, we had $951,000 amounts in excess of the FDIC limit.

We consider all highly liquid investments available for current use with an initial maturity of three months or less and are not restricted to be cash equivalents.  We invest our cash in short-term money market accounts.

Restricted Cash

Under a credit card processing agreement with a financial institution that was entered in 2013, we are required to maintain funds on deposit with the financial institution as collateral.  The amount of the deposit is at the discretion of the financial institution and as of December 31, 2013 was $50,000.

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for international customers are supported by guarantees or letters of credit.  For those customers to whom we extend credit, we perform periodic evaluations of our customers and maintain allowances for potential credit losses as deemed necessary.  We generally do not require collateral to secure accounts receivable.  We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in existing accounts receivable.  We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

At December 31, 2013 and 2012, we did not have any allowance for doubtful accounts.  Although we expect to collect amounts due, actual collections may differ from the recorded amounts.

As of December 31, 2013, one customer, accounted for 100% of total accounts receivable.  There was no accounts receivable at December 31, 2012.  Two customers accounted for 100% of net revenues for the year ended December 31, 2013.  One customer accounted for 100% of net revenues for the period from November 12, 2012 through December 31, 2012.  There were no revenues for the period from January 1, 2012 through November 11, 2012 (Predecessor).

Accounts Payable

As of December 31, 2013, two vendors accounted for approximately 48% of total accounts payable.  As of December 31, 2012, two vendors accounted for 66% of total accounts payable.  These were the only vendors that individually accounted for more than 10% of accounts payable.  Three vendors accounted for approximately 65% of purchases for the year ended December 31, 2013.  No vendors accounted for more than 10% of purchases for the period from November 12, 2012 through December 31, 2012 (Successor) and one vendor accounted for 72% of purchases for the period from January 1, 2012 through November 11, 2012 (Predecessor).  These vendors provided commonly available services and we do not anticipate that a loss of these vendors will impact our results of operations.

Inventories

Inventories, which consist of raw materials, are stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method.  At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence.  This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors.  Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values.  Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories.  At December 31, 2013, we did not have a reserve for slow-moving obsolete inventory.  We had no inventory at December 31, 2012.

Costs in Excess of Billings on Uncompleted Contracts

Costs in excess of billings on uncompleted contracts in the accompanying consolidated balance sheets represents accumulation of costs for labor, materials and other costs that have been incurred in excess of a provision for contract loss that has previously been recognized as further discussed below under the section “Southern Research Contract.”  These costs were recognized as costs of goods sold in the period from November 12 through December 31, 2012 when the contract was considered completed in accordance with the completed-contract method.

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to ten years.  Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed.  At the time property and equipment are retired or otherwise disposed of, the cost and related accumulated depreciation accounts are relieved of the applicable amounts.  Gains or losses from retirements or sales are reflected in the consolidated statements of operations.

Deposits

Deposits primarily consist of amounts incurred or paid in advance of the receipt of fixed assets or are deposits for rent and insurance.

Deferred Rent

We record deferred rent expense, which represents the temporary differences between the reporting of rental expense on the financial statements and the actual amounts remitted to the landlord. The deferred rent portion of lease agreements are leasing inducements provided by the landlord. Also, tenant improvement allowances provided are recorded as a deferred rent liability and recognized ratably as a reduction to rent expense over the lease term.

Intangible Assets

We amortize our intangible assets with finite lives over their estimated useful lives.  See Note 6 of the notes to our audited consolidated financial statements for additional details regarding the components and estimated useful lives of intangible assets.

Impairment of Long-Lived Assets

We account for our long-lived assets in accordance with the accounting standards which require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical carrying value of an asset may no longer be appropriate.  We consider the carrying value of assets may not be recoverable based upon its review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends.  An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount.  As of November 11, 2012, we performed an annual review of the FP 250 Beta development test unit fixed asset, to assess potential impairment, at which time management deemed the asset to be partially impaired.  As a result, we expensed $329,000 to impairment of long-lived assets.  As of December 31, 2013 and 2012, we do not believe there have been any other impairments of our long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for our products will continue, which could result in impairment of long-lived assets in the future.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and capital lease liabilities.  The carrying amounts of the financial instruments are reasonable estimates of their fair values due to their short-term nature or proximity to market rates for similar debt.

We determine the fair value of our financial instruments based on a three-level hierarchy established for fair value measurements under which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect management’s market assumptions.  This hierarchy requires the use of observable market data when available.  These two types of inputs have created the following fair-value hierarchy:

•
Level 1: Valuations based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Currently, we do not have any items classified as Level 1.

•
Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.   Funds maintained in our money market account are classified as Level 2.

•
Level 3: Valuations based on inputs that require inputs that are both significant to the fair value measurement and unobservable and involve management judgment (i.e., supported by little or no market activity). Currently, we do not have any items classified as Level 3.

If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement.

Revenue Recognition

We generate revenue from the sale of our clean power energy systems and from consulting services. Revenue is recognized when there is persuasive evidence of an arrangement, product delivery and acceptance have occurred, the sales price is fixed or determinable and collectability of the resulting receivable is reasonable assured.  Amounts billed to clients for shipping and handling are classified as sales of product with related costs incurred included in cost of sales.

Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenue is recorded.  We defer any revenue for which the services have not been performed or is subject to refund until such time that we and our customer jointly determine that the services have been performed or no refund will be required.

Revenues under long-term construction contracts are generally recognized using the completed-contract method of accounting.  Long-term construction-type contracts for which reasonably dependable estimates cannot be made or for which inherent hazards make estimates difficult are accounted for under the completed-contract method. Revenues under the completed-contract method are recognized upon substantial completion – that is acceptance by the customer, compliance with performance specifications demonstrated in a factory acceptance test or similar event.  Accordingly, during the period of contract performance, billings and costs are accumulated on the balance sheet, but no profit or income is recorded before completion or substantial completion of the work.  Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable.  Changes in estimate of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed.  We have  deferred all amounts received on our contract with Efficient Energy Conversion Turbo Machinery, B.V. (“EECT”) until the contract is substantially complete, at which time all advanced payments received on the contract ($701,000), will be recorded as revenue.  As of December 31, 2013, we had a provision for contract loss of approximately $100,000 related to our contract with EECT.  The provision was included in cost of goods sold at December 31, 2013.

Southern Research Contract

In April 2009, we entered into an initial contract with Southern Research Institute (“SRI”) to perform all detailed design, fabrication and site integration of installing a Turbine/Thermal Oxidizer demonstration unit.  The scope of work also required us to commission and start up the demonstration unit including operator and maintenance training.  In January of 2010, we and SRI amended the contract to a fixed price contract value at $1,227,000, which required us to provide two 200kw Flex Powerstations (“Turbine 1” and “Turbine 2,” respectively) to be installed at two Department of Defense locations in the United States.  In addition, the contract, as amended, required us to provide field integration, basic operator and maintenance training including on-site support for the first year of operation and also to maintain, operate and train operators of the equipment.  We delivered Turbine 1 and installed the equipment in November 2011 and completed the operations and training phase in November 2012.  The third amendment to the contract provided for us to deliver a second Turbine/Thermal Oxidizer unit and upgrade the engine of Turbine 1.  The contract required the customer to identify a site for the second unit by December 31, 2012.  However, a suitable site was not selected and the customer cancelled its order for the second unit.  The SRI contract has been accounted for in accordance with the completed-contract method.  We deferred all amounts received on this contract for Turbine 1 and Turbine 2 until the contract was substantially completed on December 31, 2012, at which time all advanced payments received on the contract ($991,000) was recorded as revenue and the remaining accumulated deferred costs of $991,000 were recorded as cost of goods sold in the period from November 12 through December 31, 2012 (Successor).

Research and Development Costs

Research and development costs are expensed as incurred.  Research and development was $2.3 million, $0.1 million and $2.3 million, for the year ended December 31, 2013, the period from November 12, 2012 through December 31, 2012 (Successor) and the period from January 1, 2012 through November 11, 2012 (Predecessor), respectively.

Share-Based Compensation

We maintain a stock option plan and record expenses attributable to the stock option plan. We amortize share-based compensation from the date of grant on a straight-line basis over the requisite service (vesting) period for the entire award.

We account for equity instruments issued to consultants and vendors in exchange for goods and services at fair value.  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant’s or vendor’s performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

In accordance with the accounting standards, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes.  Accordingly, we record the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as prepaid expense in our consolidated balance sheets.

Income Taxes

We account for income taxes under the provisions of the accounting standards.  Under the accounting standards, deferred tax assets and liabilities are recognized for the expected future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such asset will not be realized through future operations.

The accounting guidance for uncertainty in income taxes provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  We recognize any uncertain income tax positions on income tax returns at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  As of December 31, 2013 and 2012 and November 11, 2012, there were no unrecognized tax benefits included in the consolidated balance sheet that would, if recognized, affect the effective tax rate.  Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  We had no accrual for interest or penalties on our consolidated balance sheets at December 31, 2013 and 2012, and November 11, 2012, respectively and have not recognized interest and/or penalties in the consolidated statement of operations for the year ended December 31, 2013, the period from November 12, 2012 through December 31, 2012 and the period from January 1, 2012 through November 11, 2012.

We are subject to taxation in the U.S. and various state and foreign jurisdictions.  Our tax year for 2012 is subject to examination by the taxing authorities.

We do not foresee material changes to our gross uncertain income tax position liability within the next twelve months.

Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive.  Options and warrants to purchase approximately 9.5 million and 3.2 million shares of common stock were outstanding at December 31, 2013 and 2012, respectively, but were excluded from the computation of diluted loss per share due to the anti-dilutive effect on net loss per share.  There were no options or warrants outstanding at November 11, 2012.

	Successor		Predecessor (carve-out)
	Year ended December 31, 2013	November 12 - December 31, 2012	January 1 - November 11, 2012

Net loss	$(7,130,000)	$(375,000)	$(6,548,000)
Weighted average number of common shares outstanding:
Basic and diluted	67,803,000	60,883,000	—
Net loss attributable to common stockholders per share:
Basic and diluted	$(0.11)	$(0.01)	$—

Recently Issued Accounting Pronouncements

In August 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” that sets forth circumstances in which an unrecognized tax benefit, generally reflecting the difference between a tax position taken or expected to be taken on a company’s income tax return and the benefit recognized on its financial statements, should be presented in the company’s financial statements as a liability rather than as a reduction of a deferred tax asset.  The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted.  The adoption of these provisions is not expected to have a material impact on the consolidated financial statements of the Company.

Results of Operations for the Fiscal Year Ended December 31, 2013, the period from November 12, 2012 through December 31, 2012 and the period from January 1, 2012 through November 11, 2012 (Predecessor)

	Successor		Predecessor (carve-out)
	Year Ended December 31, 2013	November 12 - December 31, 2012	January 1 - November 11, 2012

Revenues:
Revenues from unrelated parties	$7,000	$991,000	$—
Revenues from related parties	9,000	—	—
Total revenues	16,000	991,000	—
Cost of Goods Sold
Cost of goods sold to unrelated parties	106,000	991,000	—
Cost of goods sold to related parties	6,000	—	—
Total costs of goods sold	112,000	991,000
Gross Profit (Loss)	(96,000)	—	—

Operating expenses:
Selling, general, and administrative	4,802,000	237,000	2,887,000
Research and development	2,257,000	138,000	2,301,000
Impairment loss of long-lived assets	—	—	329,000
Total operating expenses	7,059,000	375,000	5,517,000
Operating loss	(7,155,000)	(375,000)	(5,517,000)

Other income (expenses):
Other income, net	36,000	—	—
Interest expense – related party	(10,000)	—	(1,031,000)
Total other income (expenses), net	26,000	—	(1,031,000)
Loss before provision for income taxes	(7,129,000)	(375,000)	(6,548,000)
Provision for income taxes	1,000	—	—
Net loss	$(7,130,000)	$(375,000)	$(6,548,000)

Loss per share – basic and diluted	$(0.11)	$(0.01)	$—
Weighted average common shares – basic and diluted	67,803,000	60,883,000	—

Revenue

Our revenue primarily consists of General Oxidizer sales as well as engineering services.  For the year ended December 31, 2013, we had $16,000 of revenue from engineering services, including $9,000 from a related party.  During the period from November 12, 2012 (inception) through December 31, 2012, revenue was $991,000, that represented the revenue recognized on the SRI Contract.  For January 1, 2012 through November 11, 2012, the Predecessor did not record any revenue.

Cost of Goods Sold

Cost of goods sold primarily consisted of materials, labor to produce the Gradual Oxidizer, warranty, applicable overhead allocations and labor related to engineering services.  The cost of goods sold for the year ended December 31, 2013, was $112,000 and was primarily from the expected loss on the EECT contract of $100,000 resulting from production and capacity inefficiencies.  Further contributing to the cost of goods sold were the costs of labor for engineering services, including $6,000 of costs attributable to related party income.

Cost of goods sold from November 12, 2013 (inception) through December 31, 2012, was to $991,000, which is the cost of revenue for the SRI Contract.  For January 1, 2012 through November 11, 2012, the Predecessor did not record any cost of goods sold.

Gross Profit (Loss)

Our gross loss for the year ended December 31, 2013 of $96,000 was primarily attributable to the loss on the EECT contract offset in part by the net profit on engineering services, including related parties of approximately $2,000.

Our gross profit for the period from November 12, 2012 (inception) through December 31, 2012, was zero, as the cost of goods matched the revenues recorded on the SRI Contract.

For January 1, 2012 through November 11, 2012, the Predecessor did not record any sales and of cost of goods sold.

As sales increase, management anticipates that costs of sales will continue to decrease as a percentage of sales.

Selling, general and administrative expenses

Selling, general and administrative expenses costs include officer compensation, salaries and benefits, stock-based compensation expense, consulting fees, legal expenses, intellectual property costs, accounting and auditing fees, investor relations costs, insurance, public company reporting costs and listing fees, and corporate overhead related costs.  Total selling, general and administrative expenses for the year ended December 31, 2013 was approximately $4,802,000, including approximately $1.2 million of costs associated with the reverse merger and predecessor carve-out and $1.7 million of stock-based compensation expense related to stock options granted during 2013.

For the period from November 12, 2012 through December 31, 2012, selling, general and administrative expenses were $237,000 and were primarily payroll and related costs.

For the period from January 1, 2012 through November 11, 2012 (predecessor), selling, general and administrative expenses were approximately $2,887,000.

As we continue to further develop our infrastructure, expand our business and incur expenses related to being a public company, we anticipate that our selling, general and administrative expenses will increase in absolute dollars as well as a percentage of total revenues.

Research and development

Research and development costs include development expenses for the Gradual Oxidizer including salaries and benefits, consultant fees, cost of supplies and materials for samples and prototypes, depreciation, as well as outside services costs.  Research and development expense for the year ended December 31, 2013, were approximately $2,257,000.  For the period from November 12, 2012 through December 31, 2012, our research and development expenses were approximately $138,000 and for the period from January 1, 2012 through November 11, 2102 (predecessor) such expenses were approximately $2,301,000.  As we continue to develop future generations of our product, we anticipate that our research and development costs will increase in absolute dollars as well as a percentage of our total revenues.

Impairment of long-lived asset

For the period from January 1, 2102 through November 11, 2012 (Predecessor), impairment expenses of approximately $329,000 were due to the write-down of the FP250 beta development test unit in Portsmouth, New Hampshire.

Other Expenses:

Other expenses, which consisted primarily of interest expense, offset in part by interest income, included the following:

For the year ended December 31, 2013, other income consisted of $34,000 related to foreign currency transaction gains related to our EECT contract and interest expense was primarily due to interest on convertible loans and interest on our Import Export Bank line of credit.  The interest expense was offset in part for interest income resulting from maintaining excess cash in interest bearing accounts.

For the period from November 12, 2012 through December 31, 2012, we did not incur interest expense nor interest income.  For the period from January 1, 2012 through November 11, 2012 (Predecessor), we incurred related party interest expense of approximately $1,031,000 which represented our portion of the Predecessor’s debt that was allocated to us.

Management believes these allocations are reasonable but not necessarily indicative of the cost that would have incurred if the Business had been operated on a stand-alone basis.

Net Loss

For the year ended December 31, 2013, our net loss was approximately $7.1 million primarily from selling, general and administrative expenses, including stock-based compensation expenses and expenses related to the reverse merger.  For the period from November 12, 2012 through December 31, 2012, we incurred a net loss of $0.4 million, consisting of operating expenses, and zero gross profit on Sales of $1.0 million.  For the period of January 1, 2012 through November 11, 2012 (Predecessor), we incurred a net loss of $6.548 million, primarily consisting of $1.031 million in interest expense and $5.517 million in operating expenses.

Earnings per share

Earnings per share, basic and diluted were ($0.11) and ($0.01) for the year ended December 31, 2013 and the period from November 12, 2012 through December 31, 2012, respectively.

Liquidity

Cash Flows used in Operating Activities

Our cash used in operating activities were approximately $4.9 million, $0.4 million and $6.2 million for the year ended December 31, 2013, the period from November 12, 2102 through December 31, 2012 and the period from January 1, 2012 through November 11, 2012 (predecessor), respectively.  Cash flow used in operations resulted primarily from net losses, of $7.1 million, $0.4 million and $6.5 million, for the year ended December 31, 2013, the period from November 12, 2012 through December 31, 2012 and the period from January 1, 2012 through November 11, 2102 (Predecessor), respectively, offset in part by stock-based compensation, depreciation and amortization and increases in accounts payable.  Further contributing to the cash used for operations were the increases in costs in excess of billings.

Cash Flows from Investing Activities

Cash used in investing activities was attributable to the purchase of property and equipment of $54,000, $0 and $24,000 for the year ended December 31, 2013, the period from November 12, 2012 through December 31, 2012 and the period from January 1, 2012 through November 11, 2012, respectively.

Cash Flows from Financing Activities

Net cash provided by financing activities was approximately $6.0 million, $0.5 million and $6.2 million for the year ended December 31, 2013, the period from November 12, 2012 through December 31, 2012 and the period from January 1, 2012 through November 11, 2012, respectively.   Cash from financing activities for the year ended December 31, 2013 primarily consisted of proceeds from issuance of stock of approximately $5.5 million, loans/advances from related parties of $1.0 million, proceeds from line of credit of $0.4 million, offset in part by repayments of the line of credit of ($0.4 million) and repayments of related party notes of ($0.45 million).

For the period from November 12, 2012 through December 31, 2012 and the period from January 1, 2012 through November 11, 2012 (predecessor), net cash provided by financing activity consisted of $0.5 million and $6.2 million, respectively from cash contributions from Parent.

Capital Resources

Our principal capital requirements are to fund our working capital requirements, invest in research and development and capital equipment and the continued costs of public company filing requirements.  We have historically funded our operations through debt and equity financings.  In July and August 2013, we completed a private placement and received net proceeds of approximately $4.1 million, after deduction of offering expenses.  In November 2013, we raised approximately $1.4 million, after deductions of offering expenses as part of a private placement offering.

For the year ended December 31, 2013, we have incurred losses from operations and have an accumulated deficit of approximately $7.5 million, a net loss of approximately $7.1 million and we used cash in operations of approximately $4.9 million as of and for the year ended December 31, 2013, which raises substantial doubt about our ability to continue as a going concern.

We expect to continue to incur substantial additional operating losses from costs related to the continuation of product and technology development and administrative activities.  We believe that our cash on hand at December 31, 2013 and April 15, 2014 of approximately $1.2 million and $0.1 million, respectively allows us to continue operations through the next week.  We will need to obtain additional financing to continue operations.  We cannot guaranty that we will be able to complete the financing on a timely basis, with favorable terms or at all. In addition, we may have to significantly reduce costs and delay projects, which would adversely affect our business, customers and program development.  We have an executed a non-binding term sheet for a $4.0 million senior secured financing that we anticipate closing within the next week.  In addition, we are negotiating financing with some of our shareholders. However, we cannot assure you of this and may require additional debt or equity financing in the future to maintain operations.

Our sales cycle can exceed 24 months and we do not expect to generate sufficient revenue in the next twelve months to cover our operating costs. We anticipate that we will pursue raising additional debt or equity financing to fund new product development and execute on the commercialization of our product plans.  We cannot make any assurances that management's strategies will be effective or that any additional financing will be completed on a timely basis, on acceptable terms or at all. Our inability to successfully implement our strategies or to complete any other financing will adversely impact our ability to continue as a going concern.

Until we achieve our product commercialization plans and are able to generate sales to realize the benefits of the strategy and sufficiently increase cash flow from operations, we will require additional capital to meet our working capital requirements, research and development, capital requirements and compliance requirements and will continue to pursue raising additional equity and/or debt financing.

Our principal sources of liquidity are cash and receivables.  As of December 31, 2013, cash and cash equivalents (including restricted cash) were $1.2 million or 40.4% of total assets compared to $0.1 million, or 9.0%.  The increase in cash and cash equivalents was primarily attributable to the issuance of $5.5 million in equity, offset by net cash used in operating activities of $4.9 million.

The Company has not yet achieved profitable operations and has yet to establish an ongoing source of revenue to cover operating costs and meet its ongoing obligations.  Our cash needs for the next 12 months are projected to be in excess of $10.5 million which includes the following:

•	Employee, occupancy and related costs: $3.4 million
•	Professional fees and business development costs: $1.6 million
•	Research and development programs: $3.5 million
•	Corporate filings: $0.5 million
•	Working capital: $1.5 million

Contractual Obligations

As of the date of this report, we have certain fixed contractual obligations and commitments that includes future estimated payments.  Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates.  We cannot provide certainty regarding the timing and amounts of payments.  We have presented below a summary of the most significant obligations in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

Estimated amounts due ($)	less than 1 year	1-3 years	3-5 years	Total

Capital lease payables	$9,000	$21,000	$8,000	$38,000
Lease and other commitments	$333,000	$648,000	$5,000	$986,000
Total	$342,000	$669,000	$13,000	$1,024,000

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholders’ equity that are not reflected in our financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Warrants

From time to time, we issue warrants to purchase shares of our common stock to investors, note holders and to non-employee consultants for services rendered or to be rendered in the future. Warrants issued in conjunction with equity, are recorded to equity as exercised.

A list of the warrants outstanding as of December 31, 2013 is as follows:

	Warrants Outstanding
	Number of Warrants	Weighted-Average Exercise Price per Share
Balance outstanding at January 1, 2013 and January 1, 2012	—	$—
Warrants issued	631,087	0.80
Warrants exercised	—	—
Balance outstanding at December 31, 2013	631,087	$0.80

Related Party Transactions

Commencing with the spin-off, Ener-Core Power entered into a series of debt and equity transactions with our major stockholder group - the SAIL Entities, a group of affiliated entities described in Item 2. under “Security Ownership of Certain Beneficial Owners and Management” below.  As a result of such transactions, the SAIL Entities were issued a sufficient quantity of Ener-Core Power’s capital stock which, when converted into shares of our common stock in connection with the Merger-related private placement, constitutes a controlling interest in us - some of the issuances were for cash consideration and others were for the conversion of debt directly owed by Ener-Core Power to one or more of the SAIL Entities or were incurred by one or more of the SAIL Entities on its behalf.  A description of those transactions is set forth in Note 13 (Related Party Transactions) to our audited financial statements elsewhere in this report.  Further, two of our five directors are affiliated with the SAIL Entities, which are managed by SAIL Capital Partners, LLC. Michael J. Hammons is a partner of SAIL Capital Partners, LLC, and Christopher J. Brown is a principal.

Prior to the spin-off, for the period from January 1, 2012 through November 11, 2012, our predecessor recorded allocated interest expense related to its parent company’s debt of $1,031,000.  The allocation of interest expense was based on the net loss of the predecessor compared to the aggregate net income loss of its parent company.  There were a number of parent company debt instruments issued in 2011 and 2012 in favor of significant stockholders of Ener-Core Power, who are related parties.  All assets of Ener-Core Power were held as collateral as part of the debt instruments.  Under the terms of the Restructuring Agreement, all debt was converted to equity and all collateral was released from encumbrance without recourse.

Following the spin-off, in January 2013, Ener-Core Power borrowed $250,000 from RNS Flex, LLC, one of its then-significant stockholder and the controlling stockholder of its former parent FlexEnergy, under a secured convertible note payable that was due at the earliest of February 28, 2013 or upon completion of a $1,000,000 financing event.  The note accrued interest at the rate of 12% and was convertible at the lender’s option into common stock at 85% of the price of a future financing or $3.6056 per share. Such note and accrued interest was repaid in March 2013 using funds that Ener-Core Power obtained from a new $260,200 note that it wrote in favor of the SAIL Entities (the “March Note”).

In March 2013, we borrowed $260,200 from a SAIL entity, under a note payable that was due March 28, 2014, or earlier, upon completion of the merger.  The note accrued interest at the rate of 12% and was convertible at the lender’s option into common stock at $0.75 per share.  The note was subsequently converted in April 2013.

In March 2013, a SAIL Entity advanced Ener-Core Power $184,127 for operating capital.  The advance did not bear interest and was due on demand.  In April 2013, the SAIL Entity converted the advance into shares of common stock of Ener-Core Power at $0.75 per share.

In April 2013, Ener-Core Power sold and issued to the SAIL Entities 666,667 shares of its common stock at $0.75 per share for an aggregate purchase price of $500,000.

In April 2013, an aggregate of approximately $671,618 that was owed by Ener-Core Power to SAIL Entities was converted into an aggregate of approximately 895,491 shares of its common stock.  Such economic obligations consisted of (i) the March $260,200 note payable, (ii) $180,000 that had been advanced to Ener-Core Power in March 2013, (iii) $219,710 that had been advanced on Ener-Core Power’s behalf under a letter of credit entered into in connection with the spin-off transaction under the Contribution Agreement; and (iv) $11,708 for certain reimbursable legal expenses incurred in February, March, and April 2013.

In June 2013, Ener-Core Power sold and issued to the SAIL Entities 304,509 shares of its common stock at $0.75 per share for an aggregate purchase price of $228,382.

In June 2013, we borrowed $100,000 each from three significant Company stockholders, Peter Geddes, Morrie Tobin and Jonathan Spanier, under notes payable that were due on the earlier of the completion of the Merger or December 31, 2013.  The notes accrued interest at the rate of 8% and are convertible at the lenders’ option into shares of our common stock at $.75 per share.  On July 1, 2013, the note payable owed to Mr. Geddes was converted into shares of our common stock in the Merger-related private placement and the remaining notes payable for $200,025 (inclusive of $25 in accrued interest), was repaid at the closing of the Merger.

In July 2013, all of the shares of Ener-Core Power’s common stock held by the SAIL Entities were converted into shares of our common stock as a part of the Merger-related private placement.

Revenue

During 2013, we recorded $9,000 in revenue associated with providing engineering services to Professional Energy Solutions which is owned by our VP of Engineering. Costs associated with these revenues totaled $6,000.

Inflation

We believe that inflation has not had a material effect on our operations to date.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the year ended December 31, 2013, the period from November 12, 2012 through December 31, 2012 and the period from January 1, 2012 through November 11, 2012, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 1, 2013, we dismissed Weinberg & Baer LLC (“W&B”) as our independent registered accounting firm effective on such date.  The reports of W&B on our financial statements for fiscal year 2012 did not contain an adverse opinion or a disclaimer of opinion, were not qualified or modified as to uncertainty, audit scope, or accounting principles, with the exception of a qualification with respect to uncertainty as to our ability to continue as a going concern.  We engaged Kelly & Company (“Kelly”) as our new independent registered accounting firm effective as of July 1, 2013.  The decision to change accountants was recommended and approved by our Board in connection with the Merger.

During fiscal years 2012, the fiscal quarter ended March 31, 2013, and the subsequent interim period through July 1, 2013, the date of dismissal, there were no disagreements with W&B on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of W&B, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report, nor were there any reportable events as defined in Item 304(a)(1)(iv) of Regulation S-K.

During fiscal years 2012, the fiscal quarter ended March 31, 2013, and the subsequent interim period through July 1, 2013, neither we nor anyone on our behalf engaged Kelly regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a “disagreement” or a “reportable event,” both as such terms are defined in Item 304 of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.   In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2013, the end of the fiscal year covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were ineffective at the reasonable assurance level.   Such conclusion is due to the presence of material weaknesses in internal control over financial reporting as described below.   Management anticipates that our disclosure controls and procedures will remain ineffective until such material weaknesses are remediated.

Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).   Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2013 due to the following material weaknesses:

1.
We do not have written documentation of our internal control policies and procedures.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.
We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.
We did not maintain sufficient process controls over changes to our bill of materials and inventory management. Specifically, production and bill of material changes were not documented and accounted for properly, research and development parts were incorrectly identified in the warehouse and the year-end physical inventory was not properly conducted.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified above, management has reviewed the financial statements and underlying information included herein in detail and believes the procedures performed are adequate to fairly present our financial position, results of operations and cash flows for the periods presented in all material respects.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

Remediation of Material Weaknesses

To address the material weaknesses described above, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

We are attempting to remediate the material weaknesses in our disclosure controls and procedures and internal controls over financial reporting identified above by refining our internal procedures (see below).  We have initiated the following corrective actions, which management believes are reasonably likely to materially affect over our financial reporting as they are designed to remediate the material weaknesses as described above:

●	We are in the process of further enhancing our internal finance and accounting organizational structure, which includes hiring additional resources.

●	We are in the process of further enhancing the supervisory procedures to include additional levels of analysis and quality control reviews within the accounting and financial reporting functions.

●
We are in the process of strengthening our internal policies and enhancing our processes for ensuring consistent treatment and recording of reserve estimates and that validation of our conclusions regarding significant accounting policies and their application to our business transactions are carried out by personnel with an appropriate level of accounting knowledge, experience and training.

●	We are developing and implementing inventory control procedures.

We do not expect to have fully remediated these material weaknesses until management has tested those internal controls and found them to have been remediated.  We expect to complete this process during our annual testing for fiscal 2014.

Limitations on Controls

Management does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent or detect all errors and fraud.   Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met.   Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and principal positions of our executive officers and directors as of the date of this report:

Name	Age	Positions Held
Alain J. Castro	43	Chief Executive Officer and Director
Boris A. Maslov, Ph.D.	53	President, Chief Operating Officer, and Chief Technology Officer
Kelly Anderson	46	Treasurer/Chief Financial Officer and Secretary
Michael T. Levin	34	Vice President
Michael J. Hammons	43	Chairman of the Board of Directors
Christopher J. Brown, Ph.D.	36	Director
Stephen L. Johnson	62	Director, Chairman of the Compensation Committee
Bennet P. Tchaikovsky	44	Director, Chairman of the Audit Committee

Biographical Information

Alain J.  Castro became our Chief Executive Officer and a Director as of the closing of the Merger.  Commencing May 14, 2013, until the closing of the Merger, he had been the Chief Executive Officer and a Director of Ener-Core Power (the operating company).  He founded International Energy Ventures Limited, a United Kingdom-based investor into clean tech companies and renewable energy projects, in May of 2003 and remains active with it.  Between February of 2008 and June of 2011, Mr. Castro served in various capacities (including president and a director) of the North and South America divisions of Akuo Energy, an international developer and operator of renewable energy projects.  Prior to his career in the renewable energy sector, he was a partner at Ernst & Young Consulting (in the Mercosur region of Latin America), an international advisory services firm.  Mr. Castro participated in the Sloan Executive Masters Program at the London Business School and received his B.S. in Industrial and Mechanical Engineering from the University of Texas.  We concluded that Mr. Castro’s experience with clean tech companies and renewable energy projects, as well as his previous executive-level experience, coupled with his position as our Chief Executive Officer, made his appointment as one of our directors appropriate.

Boris A.  Maslov, Ph.D., became our President, Chief Operating Officer, and Chief Technology Officer as of the closing of the Merger.  Commencing with the inception of Ener-Core Power until the closing of the Merger, he served as its President, Chief Operating Officer, and Chief Technology Officer and served as its interim Chief Executive Officer from inception until May 14, 2013.  Previously, between January of 2011 and November of 2012 (the inception of the operating company), Dr. Maslov was Vice President of FlexEnergy.  Prior to that, between October of 2007 and January of 2011, he was Chief Executive Officer of Energy One Management LLC, a renewable energy project development company located in McLean, Virginia.  He received his Ph.D. in Electrical Engineering and his B.S. and M.S. in Electrical Engineering and Computer Science, all from the Moscow Institute of Physics and Technology.

Kelly Anderson became our Chief Financial Officer and Treasurer effective November 15, 2013.  From October 2012 through September 2013, Ms. Anderson was the Chief Accounting Officer of Fisker Automotive, Inc.  from October 2012 through September 2013, the Chief Financial Officer of WindPower Innovation from June through September 2013, and served on the board of directors of the Psychic Friends Network, Inc. from 2012 through May 2013, including chairing its audit committee and serving on its compensation committee.  Between April 2010 and February 2012, Ms. Anderson was the President and Chief Financial Officer of T3 Motion, Inc., (“T3”), an electric vehicle technology company.   Between March 2008 and April 2010, she served as T3’s Executive Vice President and Chief Financial Officer, and as a director from January 2009 until January 2010.  From 2006 until 2008, Ms. Anderson was Vice President at Experian, a leading credit reporting agency.  From 2004 until 2006, Ms. Anderson was Chief Accounting Officer for TripleNet Properties, G REIT, Inc., T REIT, Inc., NNN 2002 Value Fund, LLC, and Chief Financial Officer of NNN 2003 Value Fund, LLC and A REIT, Inc., all of which were real estate investment funds managed by TripleNet Properties.  From 1996 to 2004, Ms. Anderson held senior financial positions with The First American Corp., a Fortune 500 title insurance company.   Ms. Anderson is a 1989 graduate of the College of Business and Economics at California State University, Fullerton.

Michael T.  Levin became our Vice President of Regulatory Affairs in March 2014.  Prior to March 2014,  he was Secretary (until February 2014) and Vice President of Legal and Regulatory Affairs as of the closing of the Merger.  Commencing with the inception of Ener-Core Power until the closing of the Merger, he served as its Secretary and Vice President of Legal and Regulatory Affairs.  Previously, between October of 2010 and November of 2012 (the inception of the operating company), Mr. Levin was Vice President of FlexEnergy.  Until then, commencing in June of 2008, he practiced law at Bryan Cave LLP, an international business and litigation firm, where he focused his practice on regulatory compliance, governmental affairs, environmental law, and civil litigation.  In 2010, Mr. Levin co-founded CleanTech OC, a business trade association that seeks to promote economic growth in the Orange County clean technology industry, and, between 2007 and 2008, was the Vice President of Better Energy Systems Inc., an Oakland, California-based consumer solar technology company.  Mr. Levin received his JD from Duke University School of Law and his B.A. in political science from Stanford University.

Michael J. Hammons became Chairman of the Board as of the closing of the Merger.  Commencing with the inception of Ener-Core Power until the closing of the Merger, he served as its Chairman of the Board.  Since June of 2009, Mr. Hammons has been a partner at SAIL Capital Partners, LLC (and its predecessor, SAIL Venture Partners, LLC), an investor in energy and water technology companies and the management company of SAIL Venture Partners II, LP; SAIL Sustainable Louisiana, LP; SAIL 2010 Co-Investment Partners, LP; and SAIL 2011 Co-Investment Partners, LP.  From September of 2008 through March of 2009, he was the chief executive officer of Vigilistics, Inc., a Mission Viejo, California-based software company and, from August of 2007 to May of 2008, the chief executive officer of Nexiant, Inc., an Irvine, California-based a provider of proprietary technology solutions for the maintenance, repair, and operations inventory space.  Mr. Hammons received his B.S. in Industrial Engineering from California Polytechnic State University, San Luis Obispo, and his M.B.A. from Harvard Business School.  We concluded that Mr.  Hammons’ experience as a partner SAIL Capital Partners, LLC (one of the SAIL Entities), with their investment portfolio, his management expertise in respect of companies similarly situated, and his familiarity with us, both prior and subsequent to the spin-off, coupled with his service as the Chairman of our board prior to the closing of the Merger, made his appointment as one of our directors as of the closing of the Merger appropriate.

Christopher J. Brown, Ph.D., became one of our directors as of the closing of the Merger.  Commencing with the inception of Ener-Core Power until the closing of the Merger, he served as a director of the operating company.  Since December of 2010, Dr. Brown has been a principal of SAIL Capital Partners, LLC, an investor in energy and water technology companies and the management company of SAIL Venture Partners II, LP; SAIL Sustainable Louisiana, LP; SAIL 2010 Co-Investment Partners, LP; and SAIL 2011 Co-Investment Partners, LP.  From May through August of 2009, he was a business development consultant for Stion Corporation, a San Jose, California-based high-efficiency, low-cost thin film solar panel manufacturer and, from October 2005 through October 2008, the chief executive officer of Chromafix, a Raleigh, North Carolina-based cleantech textile dye manufacturing company.  Dr.  Brown received his M.B.A. from Harvard Business School in 2010, his Ph.D.  in physics from North Carolina State University in 2008, and his B.S. in physics from the College of Charleston in 1999.  We concluded that Dr.  Brown’s experience as a principal in SAIL Capital Partners, LLC (one of the SAIL Entities), with their investment portfolio, and his familiarity with us, both prior and subsequent to the spin-off, coupled with his service on our board prior to the closing of the Merger, made his appointment as one of our directors as of the closing of the Merger appropriate.

Stephen L. Johnson became one of our directors as of the closing of the Merger.  Commencing May 3, 2013, until the closing of the Merger, he served as a director of Ener-Core Power.  He is currently the President and Chief Executive Officer of Stephen L. Johnson and Associates Strategic Consulting, LLC, a Maryland-based strategic provider of business, research, and financial management and consulting services that he formed in 2009.  For the 30 years prior to his establishing his consulting business, Dr. Johnson was employed by the U.S.  Environmental Protection Agency, where he became the first career employee and scientist to serve as Administrator, a position he held from January 2005 through January 2009, having previously served in various other positions, including acting deputy administrator and assistant administrator.  Since 2010, he has served as a Director of The Scotts Miracle-Gro Company, a leading supplier of consumer products for lawn and garden care, and commencing April 2011, as a director of M2 Renewables, Inc., an Orange County, California-based wastewater-into-reclaimed water and energy company.  Between 2009 and 2011, he was a director of FlexEnergy.  Dr. Johnson received his B.A. in Biology from Taylor University, and honorary D.Sc. from Virginia Wesleyan University and from Taylor University.  We concluded that Dr. Johnson’s scientific background, his experience with the U.S.  Environmental Protection Agency, and his consulting background, as well as his service on the boards of directors of various companies, made his appointment as one of our directors appropriate.

Bennet P. Tchaikovsky became one of our directors and chairman of our audit committee on November 25, 2013.  From April 2010 through August 2013, Mr. Tchaikovsky served as the Chief Financial Officer of VLOV Inc. (“VLOV”), a China-based clothing designer and distributor that was also a U.S. publicly traded company.  From September 2009 to July 2011, Mr. Tchaikovsky served as Chief Financial Officer of China Jo-Jo Drugstores, Inc. (“CJJD”), where he also served as a director from August 2011 through January 2013.  CJJD is a U.S. public company operating a chain of pharmacies in China.  From May 2008 to April 2010, Mr. Tchaikovsky served as the Chief Financial Officer of Skystar Bio-Pharmaceutical Company (“SKBI”), which he performed on a part-time basis.  SKBI is a U.S. public company that manufactures and distributes veterinary medicines and related products in China, and Mr. Tchaikovsky assisted the company primarily with preparing its financial statements and other financial reporting obligations. From March 2008 through November 2009, Mr. Tchaikovsky was a director of Ever-Glory International Group (“EVK”), and served on the audit committee as chairman and on the compensation committee as a member.  EVK is a U.S. public company and apparel manufacturer based in China.  From December 2008 through November 2009, Mr. Tchaikovsky was a director of Sino Clean Energy, Inc., (“SCEI”) and served on the audit committee as chairman and on both the compensation and nominating committees as members.  SCEI was a U.S. public company and manufactures a coal fuel substitute in China.  None of the foregoing companies is related to or affiliated with us.  Mr. Tchaikovsky is a licensed Certified Public Accountant and an active member of the California State Bar.  He received a B.A. in Business Economics from the University of California at Santa Barbara, and a J.D. from Southwestern University School of Law.  We concluded that Mr. Tchaikovsky’s experience with various U.S. public companies, as well as his financial and legal backgrounds, made his appointment as one of our directors appropriate.

Our Board and Its Committees

Our Board is currently composed of five members, two of which, as discussed further under “Certain Relationships and Related Transactions; Director Independence” below, have been determined to be “independent” directors.   All members of our Board serve in this capacity until their terms expire or until their successors are duly elected and qualified.

Our Board formally established separate audit, nominating and compensation committees by adopting their charters on November 25, 2013.

Audit Committee

Bennet Tchaikovsky is currently the sole member of the audit committee.  Our Board has determined, based on information that Mr. Tchaikovsky furnished and other available information, that he meets the requirements of an “audit committee financial expert” as such term is defined in the rules promulgated under the Securities Act and the Exchange Act, and has accordingly designated him as such as well as chairman of the committee.

The responsibilities of our audit committee include:

•	meeting with our management periodically to consider the adequacy of our internal control over financial reporting and the objectivity of our financial reporting;

•	appointing our independent registered public accounting firm, determining its compensation and pre-approving its engagement for audit and non-audit services;

•
overseeing our independent registered public accounting firm, including reviewing independence and quality control procedures and experience and qualifications of audit personnel that are providing us audit services;

•
meeting with our independent registered public accounting firm and reviewing the scope and significant findings of the audits performed by them, and meeting with management and internal financial personnel regarding these matters; and

•
reviewing our financing plans, the adequacy and sufficiency of our financial and accounting controls, practices and procedures, the activities and recommendations of the auditors and our reporting policies and practices, and reporting to our Board.

Compensation Committee

Dr. Stephen L. Johnson is currently the sole member of the compensation committee as its chairman.  The compensation committee will oversee and, as appropriate, make recommendations to the Board regarding the annual salaries and other compensation of our executive officers and our employees, and other policies, and provide assistance and recommendations with respect to our compensation policies and practices.

Nominating Committee

The nominating committee will assist in the selection of director nominees, approves director nominations to be presented for stockholder approval at our annual general meeting and assist in filling any vacancies on our Board, and consider any nomination of director candidates validly made by stockholders.  The nominating committee currently does not have any member.

Other Information

There are no family relationships among our directors or among our executive officers.

Securities holders may send communications to our Board by writing to 9400 Toledo Way, Irvine, California 92618, Attention: Board of Directors or any specific director.  Any correspondence received at the foregoing address to the attention of one or more directors is promptly forwarded to such director or other directors.

Corporate Governance

We promote accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that we file with the Commission and in other public communications we make, and strive to be compliant with applicable governmental laws, rules and regulations.  We have not formally adopted a written code of business conduct and ethics that governs our employees, officers and directors as we are not required to do so.

Our Board is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of our financial statements and other services provided by our independent public accountants.  Our Chief Executive Officer and Chief Financial Officer review our internal accounting controls, practices and policies.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

The following executive compensation disclosure reflects all compensation for the periods ended December 31, 2013 and 2012, received by our principal executive officer, principal financial officer, and most highly compensated executive officers.  We refer to these individuals in this report as “named executive officers.”

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non- Equity Incentive Plan Comp ($)	Non- qualified Deferred Comp Earnings ($)	All Other Comp ($)	Total ($)
Alain J. Castro	2013	136,410	—	—	469,161	—	—	—	605,571
Chief Executive Officer (3)	2012	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Boris A. Maslov	2013	225,000	67,875	68,817	168,436	—	—	—	530,128
President, COO, and CTO (4)	2012	225,000	—	—	146,493	—	—	—	371,493

James M. Thorburn, former	2013	—	—	—	—	—	—	154,388	154,388
interim Treasurer/Chief Financial Officer (5)	2012	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Kelly Anderson	2013	21,875	—	—	32,240	—	—	—	54,115
Treasurer/Chief Financial Officer (6)	2012	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Michael T. Levin	2013	162,400	13,470	8,044	63,163	—	—	—	247,077
VP Government Affairs (7)	2012	162,400	—	—	16,981	—	—	—	179,381

(1)
The amounts shown in this column represent the dollar amount recognized for financial statement reporting purposes for the years ended December 31 2013 and 2012 with respect to the shares issued pursuant to the stock option agreement that are subject to company buy-back rights.

(2)
The amounts shown in this column represent the dollar amount recognized for financial statement reporting purposes for the years ended December 31, 2013 and 2012 with respect to stock options granted, as determined pursuant to the accounting standards.  See Note 9 of the notes to our audited consolidated financial statements for a discussion of valuation assumptions made in determining the grant date fair value and compensation expense of our stock options.

(3)	Mr. Castro became the Chief Executive Officer of the operating company under the terms of his employment agreement on April 25, 2013. His compensation is $200,000 per annum.

(4)
Dr. Maslov served in a variety of officer roles with Ener-Core Power subsequent to the spin-out and with FlexEnergy prior to the spin-out. His 2012 compensation represents Dr. Maslov’s compensation from FlexEnergy or Ener-Core Power, as relevant.  His compensation for the current fiscal year remains unchanged.  Effective December 31, 2012, Dr. Maslov was granted options under our 2012 Equity Incentive Plan for the purchase of up to 1,200,000 shares of Ener-Core Power’s Series D Preferred Stock and 187,500 shares of the operating company’s common stock, all of which he exercised in January 2013. The term was five years; the exercise price was $0.001; one-third of the options vest six months from the date of grant and the remainder vest ratably over the succeeding 30 months. The options could be exercised prior to vesting, but were subject to certain repurchase rights in favor of us. The shares of Series D Preferred Stock were converted into 1,500,000 shares of common stock of the Predecessor immediately prior to the Merger.

(5)
Mr. Thorburn was not affiliated with us or with Ener-Core Power (the “operating company”) during 2012.  He became interim Treasurer/Chief Financial Officer of Ener-Core Power under the terms of his Consulting Agreement on May 8, 2013. Mr. Thorburn’s Consulting Agreement expired on November 11, 2013.

(6)	Ms. Anderson became our Treasurer and Chief Financial Officer effective November 15, 2013, to replace Mr. Thorburn. Her compensation is $175,000 per annum per the terms of her employment agreement.

(7)
Mr. Levin has resigned effective March 31, 2014.  Prior to his resignation, Mr. Levin served as VP Legal and Secretary with FlexEnergy prior to the spin-out.  His 2012 compensation represents Mr. Levin’s compensation from FlexEnergy or Ener-Core Power, as relevant.  His compensation for the current fiscal year remains unchanged.  Effective December 31, 2012, Mr. Levin was granted options under our 2012 Equity Incentive Plan for the purchase of up to 50,000 shares of the operating company’s Series D Preferred Stock and 135,333 shares of the operating company’s common stock, all of which he exercised in January 2013.  The term was five years; the exercise price was $0.001; one-third of the options vest six months from the date of grant and the remainder vest ratably over the succeeding 30 months.  The options could be exercised prior to vesting, but were subject to certain repurchase rights in favor of us. The shares of Series D Preferred Stock were converted into 62,500 shares of common stock of the Predecessor immediately prior to the Merger.

Compensation Philosophy

Our basic objectives for executive compensation are to recruit and keep top quality executive leadership focused on attaining long-term corporate goals and increasing stockholder value.

Employment Agreements

We have entered into various employment and employment-related agreements with certain of our executive officers.  Set forth below is a summary of many of the material provisions of such agreements, which summaries do not purport to contain all of the material terms and conditions of each such agreement.

Our Agreements with Mr. Castro and Dr. Maslov:

We employ Mr. Castro pursuant to his Executive Employment Agreement, dated April 25, 2013, with Ener-Core Power, which agreement we assumed as of the closing of the Merger.  Under the agreement, the term of his employment is one year, renewing automatically for successive one-year terms as of April 25 of each year unless either party gives the other party notice of non-renewal not less than 30 day prior to the end of the relevant term.  We will pay Mr. Castro a base salary of $200,000 per year that may be increased but not decreased by our Board in its sole discretion.  Mr. Castro is eligible (i) for an annual bonus and/or other annual incentive compensation in accordance with any applicable executive bonus plan as our Board may adopt in its sole discretion and (ii) to participate in our equity incentive plan or incentive option plan, as applicable, with grants and vesting schedules as determined by the Board from time to time.

We employ Dr. Maslov pursuant to his Amended and Restated Executive Employment Agreement, dated December 31, 2012, with Ener-Core Power, which agreement we assumed as of the closing of the Merger.  Under the agreement, the term of his employment is one year, renewing automatically for successive one-year terms as of December 31 of each year unless either party gives the other party notice of non-renewal not less than 30 day prior to the end of the relevant term.  We will pay Dr. Maslov a base salary of $225,000 per year that may be increased but not decreased by our Board in its sole discretion.  Dr. Maslov is eligible (i) for an annual bonus and/or other annual incentive compensation in accordance with any applicable executive bonus plan as our Board may adopt in its sole discretion and (ii) to participate in our equity incentive plan or incentive option plan, as applicable, with grants and vesting schedules as determined by the Board from time to time.

The termination provisions for Mr. Castro’s or Dr. Maslov’s employment are substantially similar and are set forth below.  If we terminate Mr. Castro or Dr. Maslov’s services for cause (whether during or at the end of an employment year), then we are obligated to pay him the sum of (i) his salary and bonuses, if any, through the date of termination, (ii) any earned but unused vacation and PTO time, and (iii) any unreimbursed expenses.  “Cause” means his (A) willful dishonesty or fraud with respect to our business affairs, (B) willful falsification of any employment or other of our records, (C) misappropriation of or intentional damage to our business or property of the Company, (D) his conviction (including any plea of guilty or nolo contendere ) of a felony or crime that involves moral turpitude, (E) his willful and continued failure to comply with our reasonable written directives after his receipt of written notice from us of such refusal and a reasonable opportunity to cure, or (F) the misappropriation of any corporate opportunity, or otherwise obtaining personal profit from any transaction which is adverse to our interests or to the benefits of which we are entitled.

If we terminate Mr. Castro or Dr. Maslov’s services upon his death or disability, then we are obligated to pay him or his estate (i) the same economic benefits as if his services were terminated for cause and (ii) upon a determination by our Board in its sole discretion, he or his estate may also be granted (A) additional vesting of then-unvested stock or stock options, (B) a proportional amount of any earned and unpaid annual bonus based on his performance through the date of termination, and/or (C) severance payments.  “Disability” means his inability to perform one or more of the essential functions of his job due to his physical or mental impairment, with or without reasonable accommodation as required by law, for any period aggregating more than 120 days in any 365-consecutive day period.

If we terminate Mr. Castro or Dr. Maslov’s services for any other reason, then we are obligated to pay him (i) the same economic benefits as if his services were terminated for cause and (ii) monthly cash severance payments at his then-salary rate during the six-month period immediately following the termination date, subject to earlier termination in the event that he obtains new employment or engages (or assists any other person or entity to engage) in any activity competitive with our business.  Further, if, during the six-month period immediately preceding or following a “Change of Control,” we terminate his employment without Cause, then all of his then-unvested outstanding options shall immediately vest.  “Change of Control” occurs when (i) any person becomes the beneficial owner of our securities that then represents 50% or more of the total voting power of our outstanding voting securities, unless such person was the beneficial owner of at least 20% of our voting power as of February 1, 2012, and does not become the beneficial owner of 80% or more of our voting power, (ii) we consummate the sale, exchange, lease, or other disposition of all or substantially all of our assets to a person or group of related persons, (iii) we consummate a merger, reorganization, recapitalization, consolidation, or similar transaction with any other corporation or other business entity, in one transaction or a series of related transactions (except one in which (A) the holders of our voting securities outstanding immediately before such transaction continue to hold at least 50% of the voting power in the surviving entity or (B) a transaction in which a single party (or a group of affiliated parties) acquires voting securities of the Company and the holders of our voting securities immediately before the transaction do not dispose of a majority of their interests in us in connection with that transaction), or (iii) we dissolve or liquidate.

Mr. Castro or Dr. Maslov may terminate his employment relationship with us at any time and for any reason.  If he does so, he has agreed to make himself available to us during the 30-day period following his termination, without any compensation, (i) to facilitate an efficient transition of his job-related responsibilities and duties and (ii) to respond to questions from us regarding information and/or activities in which he had been engaged while employed by us.

Our Agreements with Ms. Anderson:

Our offer letter to Ms. Anderson dated November 1, 2013 provides for an annual base salary of $175,000 and an option under our 2013 Equity Award Incentive Plan (the “Plan”) to purchase 1,000,000 shares of our common stock at an exercise price equal to the per share closing price on November 15, 2013, being the fair market value on such date.  She will also be eligible for a one-time bonus of $50,000 if we successfully raise at least $10 million in a public offering of our common stock.

In addition to the offer letter, we entered into an executive employment agreement with Ms. Anderson dated as of November 15, 2013, which, in addition to her annual compensation as described in the offer letter, provides for her eligibility to annual bonus and other annual incentive compensation that the Board may adopt, as well as benefits that we make available to other employees.  We will also reimburse Ms. Anderson for reasonable expenses that she incurs in performing her duties.

We may terminate Ms. Anderson’s employment for cause upon written notice if at any time she: (a) engages in willful dishonesty or fraud with respect to our business affairs; (b) willfully falsifies any employment or our records; (c) misappropriates or intentionally damaged our business or property, including confidential or proprietary information; (d) is convicted of a felony or crime that involves moral turpitude (including any plea of guilty or nolo contendere); (e) willfully and continuously fails to comply with our reasonable written directives after written notice thereof and a reasonable opportunity to cure (as described below); or (f) misappropriates any corporate opportunity, or otherwise obtaining personal profit from any transaction which is adverse to our interests or to the benefits of which we are entitled.  Upon termination for cause, Ms. Anderson shall be entitled to her accrued but unpaid base salary, bonuses, benefits and expense reimbursement through her termination date (collectively the “accrued obligations”).

If at any time we terminate or do not renew her employment without cause, Ms. Anderson shall, in addition to the accrued obligations, be entitled to monthly cash severance payment at her base salary rate (less standard withholdings and deductions) for up to six months or until she obtains new employment or competes against our business, whichever occurs sooner; provided, however, that if the termination occurs during the six months before or after our change in control, then all of Ms. Anderson’s unvested option shall also immediately vest.

On the other hand, Ms. Anderson may terminate her employment at any time by written notice to the Board; provided that: (a) her resignation will become effective on the earlier of 90 days after her notice or a date that we specify; and (b) she will be available for 30 days following her effective resignation date to facilitate and cooperate with transition.

The executive employment agreement also contains restrictive covenants prohibiting: (a) competition with us during her employment and for a period of up to 12 months after termination (including contact with or solicitation of our customers, employees or suppliers), (b) disparagement of us or our affiliates, and (c) the use or disclosure of confidential business information during or at any time after termination of her employment.

In connection with the option granted under the executive employment agreement, we entered into a stock option agreement with Ms. Anderson dated as of November 15, 2013.  The agreement provides for the option to vest as follows: (i) 1/4 of the total number of shares after twelve months from the grant date, and (ii) 1/48 of the total number of shares each month thereafter.

Outstanding Equity Awards

The following disclosure reflects all outstanding equity awards at the end of our 2013 fiscal year for each named executive officer, who served in such capacity as of December 31, 2013.

Option Awards (1)						Stock Awards	All Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Weighted Average Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Value of Shares or Units of Stock That Have Not Vested ($)(3)
Alain Castro	444,444	1,705,556	—	1.13	May 8, 2018	—	1,085,424
Boris Maslov	—	800,000	—	1.30	August 23, 2020	975,000	629,261
Kelly Anderson	—	—	1,000,000	1.53	November 15, 2020	—	1,081,212
Michael Levin	—	300,000	—	1.30	August 23, 2020	114,306	214,127

(1)	The shares referenced above are on an as-converted into common stock basis.

(2)	The shares referenced represent the shares issued pursuant to the stock option agreement that are subject to company buy-back rights.

(3)	Represents the remaining dollar amount to be recognized for financial statement reporting purposes with respect to all option awards and stock awards.

Director Compensation and Agreement

The following table provides compensation information for our directors during the fiscal year ended December 31, 2013:

Director Compensation Table
Name	Fiscal Year ended	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alain J. Castro (1)	2013	-	-0-	-0-	-0-	-0-	-0-	-0-
Michael J. Hammons	2013	-	-	-	-	-	-	-
Chris Brown	2013	-	-	-	-	-	-	-
Stephen L. Johnson	2013	-	-	54,115	-	-	-	54,115
Bennet P. Tchaikovsky	2013	-	-	6,245	-	-	-	6,245

(1)	Compensation is reflected in the Summary Compensation Table on page 40 above.

(2)
The amounts shown in this column represent the dollar amount recognized for financial statement reporting purposes for the years ended December 31, 2013 and 2012 with respect to stock options granted, as determined pursuant to the accounting standards. See Note 11 of the notes to our audited consolidated financial statements for a discussion of valuation assumptions made in determining the grant date fair value and compensation expense of our stock options.

Other than with Dr. Johnson and Mr. Tchaikovsky, we do not have written agreements with our other directors for their services on our Board.

Our Agreement with Dr. Johnson:

In April 2013, Ener-Core Power entered into a letter agreement with Dr. Johnson to serve on its board, commencing May 1, 2013.  The agreement provides as compensation and subject to the approval of the board, a grant to Dr. Johnson of an option to purchase up to 250,000 shares of Ener-Core Power’s common stock at an exercise price equal to the per share fair market value on the date that the board of directors approve the grant.  One-fourth of the option vests 12 months from May 1, 2013, with the balance to vest in 48 monthly installments thereafter.  In addition, the agreement provides for reimbursement of all reasonable travel expenses in connection with attending board meetings.  The agreement also provides for indemnity of Dr. Johnson.

Dr. Johnson joined our Board at the closing of the Merger, and we assumed his letter agreement with Ener-Core Power accordingly.  In connection therewith, and pursuant to the letter agreement, we entered into a stock option agreement with Dr. Johnson on July 3, 2013, granting him an option to purchase up to 250,000 shares of our common stock under the Plan.

Our Agreement with Mr. Tchaikovsky:

On November 22, 2013, Mr. Tchaikovsky accepted his appointment to our Board and as chairman of our audit committee pursuant to our offer letter dated November 10, 2013, which provides for an option under the Plan to purchase 250,000 shares of our common stock at an exercise price equal to the per share closing price on November 25, 2013, being the fair market value on such date.  In addition, we agreed to reimburse Mr. Tchaikovsky for reasonable travel expenses incurred to attend Board meetings, and to indemnify him in his capacity as a director.  The offer letter also contemplates an annual director’s fee of $40,000 commencing sometime next year, subject to review by the Compensation Committee and approval by the Board and stockholders as appropriate.

In connection with the option granted under the offer letter, we entered into a stock option agreement with Mr. Tchaikovsky dated as of November 25, 2013.  The agreement provides for the option to vest as follows: (i) 1/4 of the total number of shares after twelve months from the grant date, and (ii) 1/48 of the total number of shares each month thereafter.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	8.9 million	$1.289	5.1 million
Equity compensation plans not approved by security holders	0.6 million	$0.80	—
Total	9.5 million	$1.289	5.1 million

Our 2013 Equity Award Incentive Plan (the “Plan”) was adopted by our Board and approved by our stockholders in June 2013.  The Plan provides for the granting to employees of incentive stock options and for the granting to any individual selected by our Board of non-qualified stock options or stock purchase rights.  The Plan authorizes 14,000,000 shares of our common stock to be issued.  Our Board administers the Plan.

On the date of the grant, the exercise price of incentive stock options must equal at least 100% of the fair market value, or 110% of the fair market value with respect to optionees who own more than 10% of the total combined voting power of all classes of stock.  On the date of the grant, the exercise price of non-qualified stock options must equal at least 100% of the fair market value.  The fair market value is (i) the closing price of our common stock on the last market trading day prior to the grant of the award, if our common stock is listed on an established stock exchange, (ii) the arithmetic mean of our high bid and low asked stock prices on the last market trading day prior to the grant of the award, if our common stock is regularly quoted by a recognized securities dealer, but selling prices are not reported, or (iii) if our common stock is not publicly traded or quoted, by our Board in good faith and consistent with the definition of fair market value under the regulations promulgated under Section 409A of the Internal Revenue Code of 1986.

Options generally must be exercised during the optionee’s continuing status as an employee or within three months after the optionee’s termination of employment.  If an optionee’s employment is terminated because the optionee becomes disabled, the options may be exercised within one year after the optionee’s termination.  If an optionee dies while under our employ or within three months after termination of employment, the optionee’s legatees or personal representatives may exercise the options for a period of up to one year after the optionee’s death, but not after ten years from the grant of the option.

Stock purchase rights granted under the plan are subject to the same terms and restrictions as the option grants and may be granted independent of, or in connection with, the grant of options.  Our Board determines the price of stock purchase rights.  Unless otherwise determined by our Board, the relevant restricted stock purchase agreement shall also grant to us a right of repurchase.

Awards granted under the plan are generally not transferable by the participant except by will or the laws of descent and distribution, and each award is exercisable, during the lifetime of the participant, only by the participant or his or her guardian or legal representative, unless permitted by our Board.

Under certain circumstances in connection with a merger or other extraordinary corporate transaction, accelerated vesting of such awards may occur, all as set forth in the plan.  Our Board may amend, alter, suspend, or terminate the plan at any time.  We may not alter the rights and obligations under any award granted before amendment of the plan without the consent of the affected participant.  Unless terminated sooner, the plan will terminate automatically in July of 2023.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the shares of common stock beneficially owned or deemed to be beneficially owned as of March 31, 2014, by (i) each person known to beneficially own more than 5% of our common stock, (ii) each of our directors, (iii) our executive officers named in the summary compensation table, and (iv) all such directors and executive officers as a group.

Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the beneficial owners named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 31, 2014.  We did not deem those shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Name of Beneficial Owner / Management and Address (1)	Shares of Common Stock Beneficially Owned (2)	Percent of Common Stock Beneficially Owned (2)
Alain J. Castro (3)	923,331	1.26%
Boris A. Maslov (4)	1,989,720	2.67%
Kelly Anderson (5)	-	*
Michael T. Levin (6)	192,323	*
Michael J. Hammons (7)	18,053,879	19.93%
Christopher J. Brown (8)	-	*
Stephen L. Johnson (9)	119,125	*
Bennet P. Tchaikovsky (10)	-	*
All directors and executive officers as a group (8 persons)	21,278,378	28.08%

Five Percent Beneficial Owners:
SAIL Sustainable Partners of Louisiana, LLC** (11)	13,577,175	18.71%
SAIL Venture Partners II, LLC** (7)	18,053,879	19.93%
SAIL Capital Partners, LLC** (12)	1,253,829	1.73%

* Less than 1%
** Each of these beneficial owners, have both voting power and investment power (including the right to exercise any or all of the "optioned" shares only in respect of the shares of our common stock held by such beneficial owners directly (SAIL Venture Partners II, LLC - see footnote 7) or for which such beneficial owners is a general partner (see footnotes 11 and 12 below)

(1)	Unless otherwise noted, the business address for the person is 9400 Toledo Way, Irvine, California 92618.

(2)
The applicable percentage ownership is based on 72,554,174 shares of common stock outstanding as at March 31, 2014. The number of shares of common stock owned are those “beneficially owned” as determined under the rules of the Commission, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock that the person has the right to acquire within 60 days through the exercise of any option, warrant, or right.

(3)
Consists of 923,331 shares of common stock underlying options that are exercisable within 60 days of March 31, 2014. Does not include 1,226,669 shares of common stock underlying options that are not exercisable within 60 days of March 31, 2014. These stock options were granted to Mr. Castro on July 3, 2013 and August 23, 2013. As of the date hereof, all of such shares, if, when, and as the option is exercised, are subject to a right of repurchase in favor of the Company.

(4)
Consists of shares subject to our repurchase right. 862,498 of such shares vested as of March 31, 2014, such that our repurchase rights have lapsed. In respect of the other 825,002 shares, 25,000 shares are vested and released from our repurchase right on a monthly basis. Consists of 302,220 shares of common stock underlying options that are exercisable within 60 days of March 31, 2014. Does not include 509,629 shares of common stock underlying options that are not exercisable within 60 days of March 31, 2014.

(5)
Does not include 1,000,000 shares of common stock underlying options that are not exercisable within 60 days of March 31, 2014. These stock options were granted to Ms. Anderson on November 15, 2013. As of the date hereof, all of such shares, if, when and as the option is exercised, are subject to a right of repurchase in favor of the Company.

(6)
Mr. Levin resigned as of March 31, 2014.  Consists of shares subject to our repurchase right. 105,510 of such shares vested as of March 31, 2014, such that our repurchase rights have lapsed. The remaining 92,323 shares, will be repurchased as of March 31, 2014. Also includes 100,000 shares of common stock underlying options that are exercisable on March 31, 2014.  Does not include 200,000 shares of common stock underlying options that are not exercisable on March 31, 2014, and will be forfeited.

(7)
Mr. Hammons is a partner of SAIL Venture Partners II, LLC, and, as such, is deemed to have shared voting and investment power in respect of the shares of common stock owned of record or beneficially by the SAIL Venture Partners II, LP.  SAIL Venture Partners II, LP, consists of 18,053,879 shares, of which 781,401 are 10 month options (expiring April 30, 2014), to acquire additional shares of our restricted common stock from one or more of our shareholders. Mr. Hammon’s business address is 3161 Michelson Drive, Suite 750, Irvine, California 92612.

(8)
Dr. Brown is a principal of SAIL Capital Partners, LLC, and, as such, is deemed not to have any voting or investment power in respect of any of the shares of common stock owned of record or beneficially by the SAIL Entities. Dr. Brown’s business address is 3161 Michelson Drive, Suite 750, Irvine, California 92612.

(9)
Consists of 2,457 shares of common stock and 116,668 shares of common stock underlying options that are exercisable within 60 days of March 31, 2014. Does not include 133,332 shares of common stock underlying options that are not exercisable within 60 days of March 31, 2014. These stock options were granted to Mr. Johnson on July 3, 2013. As of the date hereof, all of such shares, if, when and as the option is exercised, are subject to a right of repurchase in favor of the Company. Mr. Johnson’s business address is 5922 Jefferson Blvd., Frederick, Maryland 21703.

(10)
Does not include 250,000 shares of common stock underlying options that are not exercisable within 60 days of March 31, 2014. These stock options were granted to Mr. Tchaikovsky on November 25, 2013. As of the date hereof, all of such shares, if, when and as the option is exercised, are subject to a right of repurchase in favor of the Company. Mr. Tchaikovsky’s business address is 6571 Morningside Drive,  Huntington Beach, CA 92648.

(11)
SAIL Sustainable Partners of Louisiana, LLC, is the general partner of Louisiana Sustainability Fund, LP and SAIL Sustainable Louisiana II, LP, and, as such, is deemed to have shared voting and investment power in respect of the shares of common stock owned of record or beneficially Louisiana Sustainability Fund, LP and SAIL Sustainable Louisiana II, LP. The chart below sets forth the record ownership of our common stock of the entities managed by SAIL Sustainable Partners of Louisiana, LLC.  The record ownership in the aggregate is 12,906,333 shares of our common stock. SAIL Sustainable Partners of Louisiana LLC’s business address is 3161 Michelson Drive, Suite 750, Irvine, California 92612.

Louisiana Sustainability Fund, LP	12,773,000
SAIL Sustainable Louisiana II, LP	133,333

Further, Louisiana Sustainability Fund, LP holds currently exercisable, 10-month options (expiring April 30, 2014) to acquire 670,842 additional shares of our restricted common stock from one or more of our other stockholders.

The chart below sets forth the record and beneficial ownership of our common stock of each of the Entities managed by SAIL Sustainable Partners of Louisiana, LLC. The record and beneficial ownership in the aggregate is 13,577,175 shares of our common stock.

Louisiana Sustainability Fund, LP	13,443,842
SAIL Sustainable Louisiana II, LP	133,333

(12)
SAIL Capital Partners, LLC is the general partner of SAIL 2010 Co-Investment Partners, SAIL 2011 Co-Investment Partners and SAIL Pre-Exit Acceleration Fund, and, as such, is deemed to have shared voting and investment power in respect of the shares of common stock owned of record or beneficially by SAIL 2010 Co-Investment Partners, SAIL 2011 Co-Investment Partners and SAIL Pre-Exit Acceleration Fund.  SAIL Capital Partners, LLC’s business address is 3161 Michelson Drive, Suite 750, Irvine, California 92612.

The chart below sets forth the record ownership of our common stock of the entities managed by SAIL Capital Partners, LLC.  The record ownership in the aggregate is 1,239,468 shares of our common stock.

SAIL 2010 Co-Investment Partners, LP	44,513
SAIL 2011 Co-Investment Partners, LP	76,846
SAIL Pre-Exit Acceleration Fund, LP	1,118,109

Further, certain entities managed by SAIL Capital Partners, LLC holds currently exercisable, 10-month options (expiring April 30, 2014) to acquire 14,424 additional shares of our restricted common stock from one or more of our other stockholders.

SAIL 2010 Co-Investment Partners, LP	5,290
SAIL 2011 Co-Investment Partners, LP	9,134

The chart below sets forth the record and beneficial ownership of our common stock of each of the SAIL Entities. The record and beneficial ownership in the aggregate is 1,253,829 shares of our common stock.

SAIL 2010 Co-Investment Partners, LP	49,803
SAIL 2011 Co-Investment Partners, LP	85,980
SAIL Pre-Exit Acceleration Fund, LP	1,118,109

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions” above, we have been parties to a series of debt and equity transactions with, among other then-related, and now currently related parties.  Commencing with the spin-off, our major stockholder group has been the SAIL Entities, a group of affiliated entities described in “Security Ownership of Certain Beneficial Owners and Management” above.  A description of those transactions is set forth in Note 13 to our audited consolidated financial statements elsewhere in this report.  Further, two of our four directors are affiliated with the SAIL Entities, which are managed by SAIL Capital Partners, LLC.  Mr. Hammons is a partner of SAIL Capital Partners, LLC, and Mr. Brown is a principal.

Based upon information submitted by Dr. Johnson and Mr. Tchaikovsky, our Board has determined that each of them is “independent” under Rule 5605(a)(2) of NASDAQ Listing Rules, even though such definition does not currently apply to us because we are not listed on NASDAQ.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our current principal independent auditor is Kelly & Company (“Kelly”), whom we engaged on July 1, 2013.   The following table shows the fees for audit and other services provided by Kelly in relation to our 2013 fiscal year:

2013
Audit Fees (1)	$220,380
Audit-related Fees (2)	8,650
Tax Fees (3)	-
All Other Fees (4)	2,500
Total	$231,530

Our former accountant is Weinberg & Baer LLC (“W&B”).  The following table shows the fees that were billed for audit and other services provided by W&B, during the 2012 and 2013 fiscal years:

	2013	2012
Audit Fees (1)	$-	$7,900
Audit-related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	1,800	-
Total	$1,800	$7,900

(1)
Audit Fees – This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years.  This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)
Audit-Related Fees – This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”  The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.

(3)
Tax Fees – This category consists of professional services rendered by our independent auditors for tax compliance and tax advice.  The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees – This category consists of fees for other miscellaneous items.

Pre-Approval Policies and Procedures of the Board of Directors

Our Board approved the engagement of our independent auditors for 2012 and 2013, and also pre-approved all audit and non-audit expenses.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements

The following consolidated financial statements for the years ended December 31, 2013 and 2012 are included in Part II, Item 8 of this Report:

Reports of Independent Registered Public Accounting Firms	F-2
Consolidated Balance Sheets as of December 31, 2013 and 2012 (Successor) and November 11, 2012 (Predecessor)	F-3
Consolidated Statements of Operations for the Year Ended December 31, 2013 (Successor), the Period of November 12, 2012 through December 31, 2012 (Successor) and the period of January 1, 2012 through November 11, 2012 (Predecessor)
F-4
Consolidated Statements of Stockholders’ Equity for the Year Ended December 31, 2013 (Successor), the Period of November 12, 2012 through December 31, 2012 (Successor) and the period of January 1, 2012 through November 11, 2012 (Predecessor)
F-5
Consolidated Statements of Cash Flows for the Year Ended December 31, 2013 (Successor), the Period of November 12, 2012 through December 31, 2012 (Successor) and the period of January 1, 2012 through November 11, 2012 (Predecessor)
F-6
Notes to Condensed Consolidated Financial Statements	F-8

(2)	Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3)	Exhibits

EXHIBIT NO.		DESCRIPTION

2.1	(2)
Agreement and Plan of Merger, dated April 16, 2013, by and among the Registrant, Flex Merger Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Registrant, and Ener-Core Power, Inc., a Delaware corporation formerly known as Flex Power Generation, Inc.

3.1	(1)	Articles of Incorporation, filed with the Secretary of State of the State of Nevada on April 29, 2010.

3.1(a)	(3)	Amended and Restated Articles of Incorporation, filed with the Secretary of State of the State of Nevada on April 29, 2010.

3.2	(1)	Bylaws of the Registrant.

3.2(a)	(3)	Amendment to Bylaws of the Registrant.

3.2(b)	(4)	Amended and Restated Bylaws of the Registrant.

3.3	(4)	Articles of Merger as filed with the Secretary of State of the State of Delaware on July 1, 2013.

EXHIBIT NO.		DESCRIPTION
10.1	(5)	Contribution Agreement by and among FlexEnergy, Inc., FlexEnergy Energy Systems, Inc., and Ener-Core Power, Inc. (then known as Flex Power Generation, Inc.), dated November 12, 2012.

10.1(a)	(4)	Side letter to Contribution Agreement by and among FlexEnergy, Inc., FlexEnergy Energy Systems, Inc., and Ener-Core Power, Inc. (then known as Flex Power Generation, Inc.), dated November 12, 2012.

10.2	(4)
Restructuring Agreement by and among Ener-Core Power, Inc. (then known as Flex Power Generation, Inc.), RNS Flex, LLC, SAIL Venture Partners II, L.P., Louisiana Sustainability Fund, Jay W. Decker, Energy Special Situations Fund II, L.P., ESS Participation Fund II, L.P., and Mark McComiskey, dated November 12, 2012.

10.3	(4)	Stockholders Agreement by and among Ener-Core Power, Inc. (then known as Flex Power Generation, Inc.), and the various stockholder signatories thereto, dated November 12, 2012.

10.4*	(4)	Executive Employment Agreement by and between Alain J. Castro and Ener-Core Power, Inc. (then known as Flex Power Generation, Inc.), dated April 25, 2013.

10.5*	(4)	Amended and Restated Executive Employment Agreement by and between Boris Maslov and Ener-Core Power, Inc. (then known as Flex Power Generation, Inc.), dated December 31, 2012.

10.6*	(4)	Consulting Agreement by and between James Thorburn and Ener-Core Power, Inc. (then known as Flex Power Generation, Inc.), dated May 30, 2013.

10.7*	(4)	2013 Equity Incentive Award Plan.

10.7(a)*	(6)	2013 Equity Incentive Award Plan, as amended.

10.8*	(4)	Stock Option Agreement for Alain J. Castro, dated July 3, 2013.

10.8(a)*	(6)	Stock Option Agreement for Alain J. Castro, dated July 3, 2013, as reformed on August 23, 2013.

10.9*	(4)	Stock Option Agreement for Stephen L. Johnson, dated July 3, 2013.

10.9(a)*	(6)	Stock Option Agreement for Stephen L. Johnson, dated July 3, 2013, as reformed on August 23, 2013.

10.10**	(12)	Original Equipment Packaging Agreement between Ener-Core Power, Inc. (then known as Flex Power Generation, Inc.), and Dresser-Rand a.s., with an Effective Date of January 2, 2013.

10.11	(5)	Purchase Order of Ener-Core Power, Inc. to FlexEnergy Energy Systems, Inc., dated June 26, 2013.

10.11(a)	(5)	Order acknowledgement, dated June 28, 2013.

10.12	(5)	Non-exclusive Placement Agent Agreement between Ener-Core Power, Inc. and Colorado Financial Service Corporation dated, July 16, 2013.

10.13	(5)	Commercial Lease Agreement between Meehan Holdings, LLC, FlexEnergy, Inc., dated May 26, 2011.

10.14	(6)
Master Purchase And Re-Sale Agreement No. FPG-MPRSA-001, by and between Ener-Core Power, Inc. (then known as Flex Power Generation, Inc.), and Efficient Energy Conversion Turbomachinery B.V., dated December 31, 2012.

10.14(a)	(6)	Purchase Order of Efficient Energy Conversion Turbomachinery B.V., dated December 31, 2012.

10.14(b)	(6)	Letter of Acknowledgment for Purchase Order of Efficient Energy Conversion Turbomachinery B.V., dated March 1, 2013.

10.14(c)	(6)	Letter of Credit for Purchase Order of Efficient Energy Conversion Turbomachinery B.V., dated March 4, 2013.

EXHIBIT NO.		DESCRIPTION
10.15	(6)	Subcontract Number S09-003 between Southern Research Institute and FlexEnergy, LLC, dated July 20, 2009.

10.15(a)	(6)	Work Report for Subcontract Number S09-003 between Southern Research Institute and FlexEnergy, LLC, dated September 30, 2009.

10.15(b)	(6)	Second Amendment to Subcontract Number S09-003 between Southern Research Institute and FlexEnergy, LLC, dated May 10, 2011.

10.15(c)	(6)	Third Amendment to Subcontract Number S09-003 between Southern Research Institute and FlexEnergy, LLC, dated July 3, 2012.

10.16	(6)	Sales and Service Agreement between Ener-Core Power, Inc. and the Regents of the University of California University of California, Irvine, dated April 19, 2013.

10.17	(7)	Assignment and Assumption of Lease between Ener-Core, Inc. and FlexEnergy, Inc., effective August 1, 2013.

10.17(a)	(7)	Lessor’s Consent to Assignment and Sublease, dated September 4, 2013.

10.17(b)	(7)	Letter Agreement between Ener-Core, Inc. and Meehan Holdings, LLC, dated September 4, 2013.

10.18	(13)	Loan, Security and Guarantee Agreement between Ener-Core, Inc. and the Export-Import Bank of the United States, dated as of November 4, 2013.

10.19	(8)	Warrant issued to Roth Capital Partners, LLC, dated July 8, 2013.

10.20	(8)	Warrant issued to Colorado Financial Services Corporation, dated July 8, 2013.

10.21	(8)	Warrant issued to Roth Capital Partners, LLC, dated August 27, 2013.

10.22	(8)	Warrant issued to Colorado Financial Services Corporation, dated August 27, 2013.

10.23*	(9)	Offer Letter to Kelly Anderson dated as of November 1, 2013.

10.23(a)*	(9)	Executive Employment Agreement of Kelly Anderson dated as of November 15, 2013.

10.23(b)*	(9)	Stock Option Agreement for Kelly Anderson dated as of November 15, 2013.

10.24	(10)	Subscription Agreement for Common Stock issued on November 18, 2013.

10.24(a)	(10)	Registration Rights Agreement for Common Stock issued on November 18, 2013.

10.25*	(11)	Offer Letter to Bennet P. Tchaikovsky dated as of November 10, 2013.

10.25(a)*	(11)	Stock Option Agreement for Bennet P. Tchaikovsky dated as of November 25, 2013.

14.1	(14)	Code of Ethics adopted on September 24, 2013

16.1	(4)	Letter from Weinberg & Baer LLC dated July 2, 2013.

21.1	(6)	Subsidiaries of the Registrant.

23.1	(14)	Consent of Independent Registered Public Accounting Firm – Kelly & Company.

31.1	(14)	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Executive Officer.

31.2	(14)	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Financial Officer.

32.1	(14)	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Executive Officer

32.2	(14)	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Financial Officer

101.INS ***	(14)	XBRL Instance Document.

101.SCH ***	(14)	XBRL Taxonomy Extension Schema Document.

101.CAL ***	(14)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF ***	(14)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB ***	(14)	XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE ***	(14)	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested for a portion of this document.
***
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to the Registrant’s Form S-1 filed on March 24, 2011.
(2)	Incorporated by reference to the Registrant’s Form 8-K filed on April 17, 2013.
(3)	Incorporated by reference to the Registrant’s Form 8-K filed on April 24, 2013.
(4)	Incorporated by reference to the Registrant’s Form 8-K filed on July 10, 2013.
(5)	Incorporated by reference to the Registrant’s Form 10-Q filed on August 19, 2013.
(6)	Incorporated by reference to the Registrant’s Form 8-K/A filed on August 29, 2013.
(7)	Incorporated by reference to the Registrant’s Form 8-K filed on October 2, 2013.
(8)	Incorporated by reference to the Registrant’s Form 8-K/A filed on November 6, 2013.
(9)	Incorporated by reference to the Registrant’s Form 8-K filed on November 15, 2013.
(10)	Incorporated by reference to the Registrant’s Form 8-K filed on November 22, 2013.
(11)	Incorporated by reference to the Registrant’s Form 8-K filed on November 26, 2013.
(12)	Incorporated by referenced to the Registrant’s Form 8-K/A filed on December 5, 2013.
(13)	Incorporated by referenced to the Registrant’s Form S-1/A filed on December 23, 2013.
(14)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENER-CORE, INC.
(Registrant)

By:	/s/ Alain J. Castro
Alain J. Castro
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kelly Anderson
Kelly Anderson
Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Alain J. Castro	Chief Executive Officer and Director	April 15, 2014
Alain J. Castro

/s/ Boris A. Maslov	President, Chief Operating Officer, and Chief Technology Officer	April 15, 2014
Boris A. Maslov

/s/ Kelly Anderson	Treasurer, Secretary and Chief Financial Officer	April 15, 2014
Kelly Anderson

/s/ Michael J. Hammons	Director	April 15, 2014
Michael J. Hammons

/s/ Christopher J. Brown	Director	April 15, 2014
Christopher J. Brown

/s/Stephen L. Johnson	Director	April 15, 2014
Stephen L. Johnson

/s/ Bennet P. Tchaikovsky	Director	April 15, 2014
Bennet P. Tchaikovsky

FINANCIAL STATEMENTS

Index to the Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2013 and 2012	F-3

Consolidated Statements of Operations for the Year Ended December 31, 2013 (Successor), the Period of November 12, 2012 through December 31, 2012 (Successor) and the period of January 1, 2012 through November 11, 2012 (Predecessor)
F-4

Consolidated Statements of Stockholders’ Equity for the Year Ended December 31, 2013 (Successor), the Period of November 12, 2012 through December 31, 2012 (Successor) and the period of January 1, 2012 through November 11, 2012 (Predecessor)
F-5

Consolidated Statements of Cash Flows for the Year Ended December 31, 2013 (Successor), the Period of November 12, 2012 through December 31, 2012 (Successor) and the period of January 1, 2012 through November 11, 2012 (Predecessor)
F-6

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ener-Core, Inc.

We have audited the accompanying consolidated balance sheets of  Ener-Core, Inc. (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2013, the period from November 12, 2012 through December 31, 2012 and the Predecessor (as defined in Note 1 to the consolidated financial statements) carve-out statements of operations, stockholders’ equity and cash flows for the period from January 1, 2012 through November 11, 2012. Ener-Core, Inc.’s and the Predecessor’s management are responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ener-Core, Inc. as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the year ended December 31, 2013 and period from November 12, 2012 through December 31, 2012 and the results of the Predecessor operations and cash flows for the period from January 1, 2012 through November 11, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring net losses and negative cash flows from operations, has significant future cash flow commitments, and expects losses from operations to continue in 2014. Additionally, the Company entered 2014 with significantly constrained liquidity, has exhausted substantially all its cash, has current obligations and working capital needs that cannot be satisfied by available funds in the immediate future, and does not have sufficient and immediate available funding to maintain its operations and fully implement its business plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the consolidated financial statements. The accompanying consolidated financial statements do not give effect to any adjustments that might result from the outcome of this uncertainty.

Kelly & Company
Costa Mesa, California
April 15, 2014

Ener-Core, Inc.
Consolidated Balance Sheets

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$1,201,000	$93,000
Accounts receivable	16,000	—
Restricted cash	50,000	—
Costs in excess of billings on uncompleted contracts	801,000	—
Inventory	29,000	—
Prepaid expenses and other current assets	46,000	9,000
Total current assets	2,143,000	102,000
Property and equipment, net	764,000	878,000
Intangibles, net	41,000	48,000
Deposits	28,000	—
Total assets	$2,976,000	$1,028,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	419,000	33,000
Accrued expenses	266,000	386,000
Unearned revenue	701,000	—
Provision for contract loss	100,000	—
Capital leases payable	8,000	—
Total current liabilities	1,494,000	419,000
Long term liabilities:
Other	6,000	—
Capital lease payable	29,000	—
Total liabilities	1,529,000	419,000
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value. Authorized 50,000,000 shares; no shares issued and outstanding at December 31, 2013 and December 31, 2012	—	—
Common stock, $0.0001 par value. Authorized 200,000,000 shares; 72,554,000 and 60,883,000 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	7,000	6,000
Additional paid in capital	8,945,000	978,000
Accumulated deficit	(7,505,000)	(375,000)

Total stockholders’ equity	1,447,000	609,000
Total liabilities and stockholders’ equity	$2,976,000	$1,028,000

See accompanying notes to consolidated financial statements.

Ener-Core, Inc. (Successor)
Gradual Oxidizer Business (Predecessor)
Consolidated Statements of Operations

	Successor		Predecessor (carve-out)
	Year Ended December 31, 2013	November 12 - December 31, 2012	January 1 - November 11, 2012
		(Restated)

Revenues:
Revenues from unrelated parties	$7,000	$991,000	$—
Revenues from related parties	9,000	—	—
Total revenues	16,000	991,000	—
Cost of Goods Sold
Cost of goods sold to unrelated parties	106,000	991,000	—
Cost of goods sold to related parties	6,000	—	—
Total costs of goods sold	112,000	991,000
Gross Profit (Loss)	(96,000)	—	—

Operating expenses:
Selling, general, and administrative	4,802,000	237,000	2,887,000
Research and development	2,257,000	138,000	2,301,000
Impairment loss of long-lived assets	—	—	329,000
Total operating expenses	7,059,000	375,000	5,517,000
Operating loss	(7,155,000)	(375,000)	(5,517,000)

Other income (expenses):
Other income, net	36,000	—	—
Interest expense – related party	(10,000)	—	(1,031,000)
Total other income (expenses), net	26,000	—	(1,031,000)
Loss before provision for income taxes	(7,129,000)	(375,000)	(6,548,000)
Provision for income taxes	1,000	—	—
Net loss	$(7,130,000)	$(375,000)	$(6,548,000)

Loss per share – basic and diluted	$(0.11)	$(0.01)	$—
Weighted average common shares – basic and diluted	67,803,000	60,883,000	—

See accompanying notes to consolidated financial statements.

Ener-Core, Inc. (Successor)
Gradual Oxidizer Business (Predecessor)
Consolidated Statements of Stockholders’ Equity

					Additional		Total
	Common stock		Preferred Stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Equity (Deficit)

Balances at January 1, 2012	—	$—	—	$—	$—	$—	$73,000
Cash contributions from Parent	—	—	—	—	—	—	6,238,000
Stock-based compensation expense	—	—	—	—	—	—	380,000
Net loss – Predecessor	—	—	—	—	—	—	(6,548,000)
Balances at November 11, 2012	—	$—	—	$—	$—	$—	$143,000
Recapitalization resulting from July 1, 2013 reverse-merger, net of cancellation of 120,520,000 shares	24,980,000	2,000	—	—	(2,000)	—	—
Contribution of net assets to Ener-Core Power, Inc.	35,903,000	4,000	—	—	981,000	—	841,000
Net loss – Successor	—	—	—	—	—	(375,000)	(375,000)
Balances at December 31, 2012	60,883,000	$6,000	—	$—	$978,000	$(375,000)	$609,000
Issuance of common stock for conversion of related party debt	1,028,000	—	—	—	771,000	—	771,000
Issuance of common stock for cash, net of offering Costs of $533,000	7,499,000	1,000	—	—	5,465,000	—	5,466,000
Stock-based compensation expense	—	—	—	—	1,729,000	—	1,729,000
Exercise of stock options	3,221,000	—	—	—	2,000	—	2,000
Repurchase of non-vested shares	(77,000)	—	—	—	—	—	—

Net loss	—	—	—	—	—	(7,130,000)	(7,130,000)
Balances at December 31, 2013	72,554,000	$7,000	—	$—	$8,945,000	$(7,505,000)	$1,447,000

See accompanying notes to consolidated financial statements.

Ener-Core, Inc. (Successor)
Gradual Oxidizer Business (Predecessor)
Consolidated Statements of Cash Flows

	Successor		Predecessor (carve-out)
	Year Ended December 31, 2013	November 12 - December 31, 2012	January 1 - November 11, 2012
Cash flows used in operating activities:
Net loss	$(7,130,000)	$(375,000)	$(6,548,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	213,000	35,000	100,000
Stock-based compensation	1,729,000	—	380,000
Provision for contract loss	100,000	—	—
Impairment of property and equipment	—	—	329,000
Changes in assets and liabilities:
Accounts and other receivables	(16,000)	—	—
Inventory	(29,000)	—	—

Costs in excess of billings on uncompleted contracts	(801,000)	—	(776,000)
Prepaid expenses and other current assets	(37,000)	(9,000)	(12,000
Deposit	(28,000)	—	—
Restricted cash	(50,000)	—
Accounts payable	613,000	33,000	197,000
Accrued expenses	(121,000)	(91,000)	(16,000)
Deferred revenue	701,000	—	—
Related party payables	—	—	132,000
Other liabilities	6,000	—	—
Net cash used in operating activities	(4,850,000)	(407,000)	(6,214,000)
Cash flows used in investing activities:
Purchase of property and equipment	(54,000)	—	(24,000)
Net cash used in investing activities	(54,000)	—	(24,000)
Cash flows from financing activities:
Proceeds from related party notes payable and advance	994,000	—	—
Proceeds from line of credit	400,000	—	—
Cash contributed from Parent in Contribution Agreement for issuance of stock to investor	—	500,000	—
Proceeds from exercise of stock options	2,000	—	—
Proceeds from issuance of common stock, net	5,466,000	—	—
Repayment of line of credit	(400,000)	—	—
Repayment of related party notes payable	(450,000)	—	—
Cash contributions from Parent	—	—	6,238,000
Net cash provided by financing activities	6,012,000	500,000	6,238,000
Net increase in cash and cash equivalents	1,108,000	93,000	—
Cash and cash equivalents at beginning of period	93,000	—	—
Cash and cash equivalents at end of period	$1,201,000	$93,000	—

See accompanying notes to consolidated financial statements.

Ener-Core, Inc. (Successor)
Gradual Oxidizer Business (Predecessor)
Consolidated Statements of Cash Flows (continued)

	Successor		Predecessor (carve-out)
	Year Ended December 31, 2013	November 12 - December 31, 2012	January 1 - November 11, 2012
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1,000	$—	$—
Interest	$13,000	$—	$—
Supplemental disclosure of non-cash activities:

Conversion of advances from related party into common stock	$411,000	$—	$—
Conversion of related party notes payable into common stock	$360,000	$—	$—
Capital leases for purchase of equipment	$38,000	$—	$—
Non-cash contribution from Parent at spin-off date:
Prepaid expenses	$—	$25,000	$—
Accounts payable	$—	$414,000	$—
Accrued expenses	$—	$180,000	$—
Related party accrued interest	$—	$132,000	$—

See accompanying notes to consolidated financial statements.

Ener-Core, Inc. (Successor)
Gradual Oxidizer Business (Predecessor)
Notes to Consolidated Financial Statements

Note 1 -   Description of Business

Organization

Ener-Core, Inc. (the “Company”, “we”, “us”, “our”), a Nevada corporation, was formed on April 29, 2010 as Inventtech, Inc.  On July 1, 2013, we acquired our wholly owned subsidiary, Ener-Core Power, Inc., (formerly Flex Power Generation, Inc.), a Delaware corporation.  The shareholders of Ener-Core Power, Inc. are now our majority shareholders and the management of Ener-Core Power, Inc. is now our management.  Therefore the acquisition is treated as a “reverse merger” and our financial statements are those of Ener-Core Power, Inc.  All equity amounts presented have been retroactively restated to reflect the reverse merger as if it had occurred November 12, 2012.

Reverse Merger

We entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ener-Core Power, Inc. (“Ener-Core Power”), a Delaware corporation, and Flex Merger Acquisition Sub, Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”), pursuant to which the Merger Sub would merge with and into Ener-Core Power, with Ener-Core Power as the surviving entity (the “Merger”). Prior to the merger, we were a public reporting “shell company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.  The Merger Agreement was approved by the boards of directors of each of the parties to the Merger Agreement.  In April 2013, the pre-merger public shell company effected a 30-for-1 forward split of its common stock.  All share amounts have been retroactively restated to reflect the effect of the stock split.

As provided in the Contribution Agreement dated November 12, 2012 (the “Contribution Agreement”) by and among FlexEnergy, Inc. (“FlexEnergy”, “Parent”,), FlexEnergy Energy Systems, Inc. (“FEES”), and Ener-Core Power, Inc. (“Successor”), Ener-Core Power, Inc. was spun-off from FlexEnergy, Inc. as a separate corporation.  As a part of that transaction, Ener-Core Power, Inc. received all assets (including intellectual property) and certain liabilities pertaining to the Gradual Oxidizer business (Predecessor), the business carved out of Parent.  The owners of Predecessor did not distribute ownership of Successor entity pro rata.  The assets and liabilities were transferred to us and recorded at their historical carrying amounts since the transaction was a transfer of net assets between entities under common control.

On July 1, 2013, Ener-Core Power completed the Merger with us.  Upon completion of the merger, the operating company immediately became a public company.  The Merger was accounted for as a “reverse merger” and recapitalization. As part of the reverse merger, the pre-merger public shell company shareholders cancelled 120,520,000 of common stock which were then outstanding.  This cancellation has been retroactively accounted for as of the inception of Ener-Core Power, Inc. on November 12, 2012. Accordingly, Ener-Core Power was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of Ener-Core Power.  Accordingly, the assets and liabilities and the historical operations that are reflected in the financial statements are those of Ener-Core Power and are recorded at the historical cost basis of Ener-Core Power.  Our assets, liabilities and results of operations were de minimis at the time of merger.

Description of the Business

We design, develop, and manufacture products based on proprietary technologies that aim to expand the operating range of gaseous fuel while improving emissions, which technologies we refer to collectively as “Gradual Oxidization” or “Gradual Oxidizer.”  Our products aim to expand power generation into previously uneconomical markets while, at the same time, reduce gaseous emissions from industrial processes that contribute to air pollution and climate change.  The Gradual Oxidizer integrates with a gas turbine and generator to create a power station.

Ener-Core, Inc. (Successor)
Gradual Oxidizer Business (Predecessor)
Notes to Consolidated Financial Statements (continued)

Our product, the FP250, is a complete system consisting of our designed and patented gradual oxidizer, integrated with a gas turbine and generator.  The FP250 has been designed to operate on fuels from 100% combustible gas down to concentrations of 5% or less combustible gas content.  The FP250 has applications in landfill, oil production, coal mining, and other operations, and offers our customers two distinct value propositions: the destruction of low quality waste gases with no harmful emissions and the generation of energy from a renewable fuel source.

We are currently developing our second commercial product, the Ener-Core Powerstation KG2-3G/GO (“KG2”), which will combine our Gradual Oxidizer with a two megawatt gas turbine developed by Dresser-Rand a.s., a subsidiary of Dresser-Rand Group Inc. (“Dresser Rand”).  We have completed system layout and analytic models integrating our Gradual Oxidizer with the turbine and have initiated design and development of the KG2.  We expect to field test units in late 2014 or 2015, with initial commercial shipments shortly thereafter.

We sell our products directly and through distributors in two countries, the United States and Netherlands.

Going Concern

Our consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business.  Since our inception, we have made a substantial investment in research and development to develop the Gradual Oxidizer, have successfully deployed a FP250 field test unit at the U.S. Army base at Fort Benning, Georgia, and shipped our first commercial product in November 2013.

We have sustained recurring net losses and negative cash flows since inception and have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. As of April 15, 2014, we have a substantial working capital deficit and require significant additional capital immediately to continue operations. We must secure additional funding to pay our current liabilities, continue as a going concern and execute our business plan.

Management’s plan is to obtain such resources by obtaining capital sufficient to meet our operating expenses by seeking additional equity and/or debt financing, although no definitive agreement has been entered into in connection therewith as of April 15, 2014.   The cash and cash equivalents balance as of December 31, 2013 was $1.2 million, of which $0.1 million remained on April 15, 2014. The current cash allows us to continue operations through the next week. However, as of April 15, 2014, our short term liabilities totaled $1.0 million.  Currently, we do not have adequate funds to satisfy these liabilities.  If we are unable to secure financing immediately, then we may be forced to cease or curtail operations immediately.

We will need to obtain additional financing to continue operations beyond next week.  We cannot guaranty that we will be able to complete a financing on a timely basis, with favorable terms or at all. Even if we are able to secure financing, we may still have to significantly reduce costs and delay projects, which would adversely affect our business, customers and program development.  We are currently negotiating with some of our shareholders for temporary financing.

We will pursue raising additional debt or equity financing to fund our operations and product development.  If future funds are raised through issuance of stock or debt, these securities could have rights, privileges, or preferences senior to those of common stock and debt covenants that could impose restrictions on the Company’s operations. The sale of additional equity securities or debt financing will likely result in additional dilution to the Company’s current shareholders.  We cannot make any assurances that any additional financing will be completed on a timely basis, on acceptable terms or at all.   Management’s inability to successfully complete any other financing will adversely impact our ability to continue as a going concern. If our business fails or we are unable to seek immediate financing, our investors may face a complete loss of their investment.

The accompanying consolidated financial statements do not give effect to any adjustments that might be necessary if we were unable to meet our obligations or continue operations as a going concern.

Ener-Core, Inc. (Successor)
Gradual Oxidizer Business (Predecessor)
Notes to Consolidated Financial Statements (continued)

Note 2 -  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include our accounts and our wholly-owned subsidiary, Ener-Core Power, Inc.  All significant intercompany transactions and accounts have been eliminated in consolidation. All amounts are rounded to the nearest $000, except certain per share amounts within the footnotes.

Prior to November 12, 2012, we did not operate as a separate legal entity. As a result the historical financial information for the cumulative period from January 1, 2012 through November 11, 2012, has been “carved out” of the financial statements of FlexEnergy.  Such financial information is limited to Ener-Core Power, Inc. related activities, assets and liabilities only.

The carved-out financial information includes both direct and indirect expenses.  The historical direct expenses consist primarily of the various costs of direct operations.  Indirect costs represent expenses that were allocable to the business. The indirect expense allocations are based upon: (1) estimates of the percentage of time spent by FlexEnergy employees working on or supporting Ener-Core Power, Inc. business matters; and (2) allocations of various expenses associated with the employees, including salary, benefits, travel and entertainment, rent associated with the employees’ office space, accounting and other general and administrative expenses.

Management believes the assumptions and allocations underlying the carve-out financial information are reasonable, although they are not necessarily indicative of the costs the Gradual Oxidizer Business would have incurred if it had operated on a standalone basis or as an entity independent of FlexEnergy. Accordingly, the financial position, operating results and cash flows may have been materially different if the Ener-Core Power, Inc. business had operated as a stand-alone entity during the periods presented.

The accompanying financial statements have been prepared in accordance with GAAP.

Reclassifications

Certain amounts in the 2012 consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications have no effect on previously reported net income.

Segments

We operate in one segment.  All of our operations are located domestically.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  Significant items subject to such estimates and assumptions include the allocation of operations during the carve-out periods, valuation of certain assets, useful lives, and carrying amounts of property and equipment, equity instruments, and share-based compensation; provision for contract losses; valuation allowances for deferred income tax assets; and exposure to warranty and other contingent liabilities.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

Foreign Currency Adjustments

Our functional currency for all operations worldwide is the U.S. dollar.  Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Income statement accounts are translated at average rates for the year.  At December 31, 2013 and 2012 we did not hold any foreign currency asset or liability amounts.  Gains and losses resulting from foreign currency transactions are reported as other income in the period they occurred.  During 2013, we recognized foreign currency transaction gain of $34,000 and none during 2012.  There have not been foreign currency translation gains or losses incurred in 2013, 2012 and for the period from January 1, 2014 through the date of this report.

Ener-Core, Inc. (Successor)
Gradual Oxidizer Business (Predecessor)
Notes to Consolidated Financial Statements (continued)

Concentrations of Credit Risk

Cash and Cash Equivalents

We maintain our non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation (“FDIC”) provides insurance coverage of up to $250,000.  For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to these deposits.  At December 31, 2013, we had $951,000 amounts in excess of the FDIC limit.

We consider all highly liquid investments available for current use with an initial maturity of three months or less and are not restricted to be cash equivalents.  We invest our cash in short-term money market accounts.

Restricted Cash

Under a credit card processing agreement with a financial institution that was entered in 2013, we are required to maintain funds on deposit with the financial institution as collateral.  The amount of the deposit is at the discretion of the financial institution and as of December 31, 2013 was $50,000.

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for international customers are supported by guarantees or letters of credit.  For those customers to whom we extend credit, we perform periodic evaluations of our customers and maintain allowances for potential credit losses as deemed necessary.  We generally do not require collateral to secure accounts receivable.  We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in existing accounts receivable.  We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

At December 31, 2013 and 2012, we did not have any allowance for doubtful accounts.  Although we expect to collect amounts due, actual collections may differ from the recorded amounts.

As of December 31, 2013, one customer accounted for 100% of total accounts receivable.  There was no accounts receivable at December 31, 2012.  Two customers accounted for 100% of net revenues for the year ended December 31, 2013.  One customer accounted for 100% of net revenues for the period from November 12, 2012 through December 31, 2012.  There were no revenues for the period from January 1, 2012 through November 11, 2012 (Predecessor).

Accounts Payable

As of December 31, 2013, two vendors accounted for approximately 48% of total accounts payable.  As of December 31, 2012, two vendors accounted for 66% of total accounts payable.  These were the only vendors that individually accounted for more than 10% of accounts payable.  Three vendors accounted for approximately 65% of purchases for the year ended December 31, 2013.  No vendors accounted for more than 10% of purchases for the period from November 12, 2012 through December 31, 2012 (Successor) and one vendor accounted for 72% of purchases for the period from January 1, 2012 through November 11, 2012 (Predecessor).  These vendors provided commonly available services and we do not anticipate that a loss of these vendors will impact our results of operations.

Ener-Core, Inc. (Successor)
Gradual Oxidizer Business (Predecessor)
Notes to Consolidated Financial Statements (continued)

Inventories

Inventories, which consist of raw materials, are stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method.  At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence.  This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors.  Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values.  Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories.  At December 31, 2013, we did not have a reserve for slow-moving obsolete inventory.  We had no inventory at December 31, 2012.

Costs in Excess of Billings on Uncompleted Contracts

Costs in excess of billings on uncompleted contracts in the accompanying consolidated balance sheets represents accumulation of costs for labor, materials, overhead and other costs that have been incurred. These costs will be recognized as costs of goods sold when the contract is considered complete in accordance with the completed-contract method.

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to ten years. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed.  At the time property and equipment are retired or otherwise disposed of, the cost and related accumulated depreciation accounts are relieved of the applicable amounts.  Gains or losses from retirements or sales are reflected in the consolidated statements of operations.

Deposits

Deposits primarily consist of amounts incurred or paid in advance of the receipt of fixed assets or are deposits for rent and insurance.

Deferred Rent

We record deferred rent expense, which represents the temporary differences between the reporting of rental expense on the financial statements and the actual amounts remitted to the landlord. The deferred rent portion of lease agreements are leasing inducements provided by the landlord. Also, tenant improvement allowances provided are recorded as a deferred rent liability and recognized ratably as a reduction to rent expense over the lease term.

Intangible Assets

We amortize our intangible assets with finite lives over their estimated useful lives.  See Note 6 for additional details regarding the components and estimated useful lives of intangible assets.

Impairment of Long-Lived Assets

We account for our long-lived assets in accordance with the accounting standards which require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical carrying value of an asset may no longer be appropriate.  We consider the carrying value of assets may not be recoverable based upon its review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends.  An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount.  As of November 11, 2012, we performed an annual review of the FP 250 Beta development test unit fixed asset, to assess potential impairment, at which time management deemed the asset to be partially impaired.  As a result, we expensed $329,000 to impairment of long-lived assets.  As of December 31, 2013 and 2012, we do not believe there have been any other impairments of our long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for our products will continue, which could result in impairment of long-lived assets in the future.

Ener-Core, Inc. (Successor)
Gradual Oxidizer Business (Predecessor)
Notes to Consolidated Financial Statements (continued)

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and capital lease liabilities.  The carrying amounts of the financial instruments are reasonable estimates of their fair values due to their short-term nature or proximity to market rates for similar debt.

We determine the fair value of our financial instruments based on a three-level hierarchy established for fair value measurements under which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect management’s market assumptions.  This hierarchy requires the use of observable market data when available.  These two types of inputs have created the following fair-value hierarchy:

•
Level 1: Valuations based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Currently, we do not have any items classified as Level 1.

•
Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. Funds maintained in our money market account are classified as Level 2.

•
Level 3: Valuations based on inputs that require inputs that are both significant to the fair value measurement and unobservable and involve management judgment (i.e., supported by little or no market activity). Currently, we do not have any items classified as Level 3.

If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement.

Revenue Recognition

We generate revenue from the sale of our clean power energy systems and from consulting services. Revenue is recognized when there is persuasive evidence of an arrangement, product delivery and acceptance have occurred, the sales price is fixed or determinable and collectability of the resulting receivable is reasonable assured.  Amounts billed to clients for shipping and handling are classified as sales of product with related costs incurred included in cost of sales.

Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenue is recorded.  We defer any revenue for which the services have not been performed or is subject to refund until such time that we and our customer jointly determine that the services have been performed or no refund will be required.

Revenues under long-term construction contracts are generally recognized using the completed-contract method of accounting.  Long-term construction-type contracts for which reasonably dependable estimates cannot be made or for which inherent hazards make estimates difficult are accounted for under the completed-contract method. Revenues under the completed-contract method are recognized upon substantial completion – that is acceptance by the customer, compliance with performance specifications demonstrated in a factory acceptance test or similar event.  Accordingly, during the period of contract performance, billings and costs are accumulated on the balance sheet, but no profit or income is recorded before completion or substantial completion of the work.  Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable.  Changes in estimate of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed.  We have  deferred all amounts received on our contract with Efficient Energy Conversion Turbo Machinery, B.V. (“EECT”) until the contract is substantially complete, at which time all advanced payments received on the contract ($701,000), will be recorded as revenue.  As of December 31, 2013, we had a provision for contract loss of approximately $100,000 related to our contract with EECT.  The provision was included in cost of goods sold at December 31, 2013.

Ener-Core, Inc. (Successor)
Gradual Oxidizer Business (Predecessor)
Notes to Consolidated Financial Statements (continued)

Southern Research Contract

In April 2009, we entered into an initial contract with Southern Research Institute (“SRI”) to perform all detailed design, fabrication and site integration of installing a Turbine/Thermal Oxidizer demonstration unit.  The scope of work also required us to commission and start up the demonstration unit including operator and maintenance training.  In January of 2010, we and SRI amended the contract to a fixed price contract value at $1,227,000, which required us to provide two 200kw Flex Powerstations (“Turbine 1” and “Turbine 2,” respectively) to be installed at two Department of Defense locations in the United States.  In addition, the contract, as amended, required us to provide field integration, basic operator and maintenance training including on-site support for the first year of operation and also to maintain, operate and train operators of the equipment.  We delivered Turbine 1 and installed the equipment in November 2011 and completed the operations and training phase in November 2012.  The third amendment to the contract provided for us to deliver a second Turbine/Thermal Oxidizer unit and upgrade the engine of Turbine 1.  The contract required the customer to identify a site for the second unit by December 31, 2012.  However, a suitable site was not selected and the customer cancelled its order for the second unit.  The SRI contract has been accounted for in accordance with the completed-contract method.  We deferred all amounts received on this contract for Turbine 1 and Turbine 2 until the contract was substantially completed on December 31, 2012, at which time all advanced payments received on the contract ($991,000) was recorded as revenue and the remaining accumulated deferred costs of $991,000 were recorded as cost of goods sold in the period from November 12 through December 31, 2012 (Successor).

Research and Development Costs

Research and development costs are expensed as incurred.  Research and development was $2.3 million, $0.1 million and $2.3 million, for the year ended December 31, 2013, the period from November 12, 2012 through December 31, 2012 (Successor) and the period from January 1, 2012 through November 11, 2012 (Predecessor), respectively.

Share-Based Compensation

We maintain a stock option plan (see Note 11) and record expenses attributable to the stock option plan. We amortize share-based compensation from the date of grant on a straight-line basis over the requisite service (vesting) period for the entire award.

We account for equity instruments issued to consultants and vendors in exchange for goods and services at fair value.  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant’s or vendor’s performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

In accordance with the accounting standards, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes.  Accordingly, we record the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as prepaid expense in our consolidated balance sheets.

Ener-Core, Inc. (Successor)
Gradual Oxidizer Business (Predecessor)
Notes to Consolidated Financial Statements (continued)

Income Taxes

We account for income taxes under the provisions of the accounting standards.  Under the accounting standards, deferred tax assets and liabilities are recognized for the expected future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such asset will not be realized through future operations.

The accounting guidance for uncertainty in income taxes provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  We recognize any uncertain income tax positions on income tax returns at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  As of December 31, 2013 and 2012 and November 11, 2012, there were no unrecognized tax benefits included in the consolidated balance sheet that would, if recognized, affect the effective tax rate.  Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  We had no accrual for interest or penalties on our consolidated balance sheets at December 31, 2013 and 2012, and November 11, 2012, respectively and have not recognized interest and/or penalties in the consolidated statement of operations for the year ended December 31, 2013, the period from November 12, 2012 through December 31, 2012 and the period from January 1, 2012 through November 11, 2012.

We are subject to taxation in the U.S. and various state and foreign jurisdictions.  Our tax year for 2012 is subject to examination by the taxing authorities.

We do not foresee material changes to our gross uncertain income tax position liability within the next twelve months.

Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive.  Options and warrants to purchase approximately 9.5 million and 3.2 million shares of common stock were outstanding at December 31, 2013 and 2012,  respectively, but were excluded from the computation of diluted loss per share due to the anti-dilutive effect on net loss per share.  There were no options or warrants outstanding at November 11, 2012.

	Successor		Predecessor (carve-out)
	Year ended December 31, 2013	November 12 - December 31, 2012	January 1 - November 11, 2012

Net loss	$(7,130,000)	$(375,000)	$(6,548,000)
Weighted average number of common shares outstanding:
Basic and diluted	67,803,000	60,883,000	—
Net loss attributable to common stockholders per share:
Basic and diluted	$(0.11)	$(0.01)	$—

Ener-Core, Inc. (Successor)
Gradual Oxidizer Business (Predecessor)
Notes to Consolidated Financial Statements (continued)

Comprehensive Income (Loss)

We have no items of other comprehensive income (loss) in any period presented. Therefore, net loss as presented in our Consolidated Statements of Operations equals comprehensive loss.

Recently Issued Accounting Pronouncements

In August 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” that sets forth circumstances in which an unrecognized tax benefit, generally reflecting the difference between a tax position taken or expected to be taken on a company’s income tax return and the benefit recognized on its financial statements, should be presented in the company’s financial statements as a liability rather than as a reduction of a deferred tax asset.  The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted.  The adoption of these provisions is not expected to have a material impact on our consolidated financial statements.

Note 3 -  Inventory

Inventory consists of the following:

	December 31,
	2013	2012

Raw materials	$29,000	$—
Work-in-process	—	—
Finished goods	—	—
Less: inventory reserve	—	—
Total inventory	$29,000	$—

Ener-Core, Inc. (Successor)
Gradual Oxidizer Business (Predecessor)
Notes to Consolidated Financial Statements (continued)

Note 4 -  Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2013	2012

Payroll advance	$—	$2,000
Prepaid rent	26,000	—
Prepaid insurance	11,000	2,000
Prepaid professional fees	—	5,000
Prepaid licenses	6,000	—
Prepaid fees	3,000	—
Total	$46,000	$9,000

Note 5 -  Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2013	2012
Machinery and equipment	$849,000	$816,000
Office furniture and fixtures	198,000	174,000
Computer equipment and software	97,000	62,000
Total cost	1,144,000	1,052,000
Less accumulated depreciation	(380,000)	(174,000)
Net	$764,000	$878,000

Assets recorded under capital leases and included in property and equipment in our balance sheets consist of the following:

	December 31,
	2013	2012
Machinery and equipment	$27,000	$—
Computer equipment and software	17,000	—
Total assets under capital lease	44,000	—
Less accumulated depreciation	(1,000)	—
Net assets under capital lease	$43,000	$—

Depreciation and amortization expense consisted of the following:

	Successor		Predecessor (carve-out)
	December 31, 2013	December 31, 2012	November 11, 2012
Research and development	$76,000	$—	$—
General and administrative	130,000	34,000	94,000
	$206,000	$34,000	$94,000

Amortization of assets under capital lease was $1,000 for the year ended December 31, 2013.

In 2010, we started construction of the FP250 Beta development test unit at the Portsmouth, New Hampshire manufacturing facility of FlexEnergy for the purpose of completing the second development phase for software, controls, systems, and components and serve as a demonstration unit for potential customers.  In July 2012, the construction of the FP250 Beta development test unit was completed and the asset was placed in service at the Portsmouth location.  We had accumulated costs significantly higher than the amount originally expected in constructing the FP250 Beta development test unit. As a result, we performed an evaluation of the FP250 Beta development test unit for impairment as this was an indication that the book value of the asset may not be recoverable.  The total accumulated cost of constructing the FP250 was $1,089,000 as of July 2012, the date the asset was placed in service at the Portsmouth location. As part of our review, the fair market value of the FP250 Beta development test unit was determined to be $760,000.  This determined fair market value was assessed to be the realizable value we could expect to receive on the sale of such equipment in a current transaction between willing parties, which is based on the sales price negotiated in the Distribution agreement with EECT (see Note 14). The impairment charge of $329,000 represented the difference between the fair value and the carrying value of the FP250 Beta development unit.

Ener-Core, Inc. (Successor)
Gradual Oxidizer Business (Predecessor)
Notes to Consolidated Financial Statements (continued)

The FP250 Beta development test unit was a contributed asset pursuant to the terms of the November 12, 2012 Contribution Agreement. In 2013, the unit was relocated to the University of California, Irvine, where it will continue to be used as a development and demonstration unit.

There were no other indicators of impairment related to long-lived assets that resulted in additional impairment analysis.

Note 6 -  Intangibles, Net

Intangibles, net consisted of the following:

	December 31,
	2013	2012
Patents	$80,000	$80,000
Less accumulated amortization	(39,000)	(32,000)
Net	$41,000	$48,000

This intangible is amortized over its remaining life.  Amortization expense related to this intangible asset was $7,000 for the year ended December 31, 2013, $1,000 for the period ended December 31, 2012 (Successor) and $6,000 for the period ended November 11, 2012 (Predecessor).

Amortization expense on intangible assets in each of the five succeeding years is $7,000 per year from December 31, 2014 through December 31, 2018, and a total of $6,000 thereafter.

We continue to invest in our intellectually property portfolio and are actively filing for patent protection for our technology in both the United States and abroad.  The costs, including legal, associated with compiling and filing patent applications are expensed in selling, general and administrative expenses as incurred.

Note 7 -  Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2013	2012
Accrued professional fees	$81,000	$25,000
Accrued payroll	26,000	64,000
Accrued vacation	76,000	—
Accrued severance	—	42,000
Accrued expense reports	29,000	—
Accrued consulting	—	50,000
Accrued taxes	7,000	—
Accrued other	12,000	1,000
Accrued liabilities owed by Parent - reimbursable under Contribution Agreement	35,000	204,000
Total accrued expenses	$266,000	$386,000

Ener-Core, Inc. (Successor)
Gradual Oxidizer Business (Predecessor)
Notes to Consolidated Financial Statements (continued)

Note 8 -  Parent Company Debt (Predecessor)

The Predecessor recorded allocated interest expense related to the Parent’s debt of $1,031,000 for the period from January 1, 2012 through November 12, 2012 (Predecessor).

The allocation of interest expense was based on the net loss of the Predecessor compared to the aggregate net income loss of the Parent.

There were a number of Parent debt instruments issued in 2012.  The debt instruments were with our significant shareholders who are related parties.  All of our assets were held as collateral as part of the debt instruments.  Under the terms of the Restructuring Agreement dated November 12, 2012, all debt was converted to equity and all collateral was released from encumbrance without recourse.

Note 9 - Notes and Capital Leases Payable

Notes Payable

On October 24, 2013, we entered into a Loan, Security and Guarantee agreement with the Export-Import Bank of the United States (“Ex-Im Bank”).  Under this agreement, pursuant to the Global Credit Express Program, we can borrow up to a maximum amount of $400,000 from November 4, 2013 until November 4, 2014.  All outstanding principal and accrued and unpaid interest under each disbursement is due and payable in full on November 4, 2014 or per the conditions precedent noted below.  Interest accrues at a rate of 4.24% per year. On November 8, 2013, we borrowed the Maximum amount.  On December 24, 2013, we repaid the principal plus all accrued interest of $402,091 and fees of $1,062.

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

Capital Leases Payable

Capital leases payable consisted of the following:

	December 31,
	2013	2012
Capital lease payable to De Lage Landon secured by forklift, 10.0% interest, due on October 1, 2018, monthly payment of $451.50	$20,000	$—
Capital lease payable to Dell Computers secured by computer equipment, 15.09% interest, due on December 15, 2016, monthly payment of $592.13.	17,000	—
Total capital leases	37,000	—
Less: current portion	(8,000)	—
Long-term portion of capital leases	$29,000	$—

Ener-Core, Inc. (Successor)
Gradual Oxidizer Business (Predecessor)
Notes to Consolidated Financial Statements (continued)

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of December 31, 2013, are as follows:

Year Ending December 31	Amount
2014	$13,000
2015	13,000
2016	12,000
2017	5,000
2018	4,000
Net minimum lease payments	47,000
Less: Amount representing interest	(10,000)
Present value of net minimum lease payments	37,000
Less: Current maturities of capital lease obligations	(8,000)
Long-term capital lease obligations	$29,000

Note 10 -  Equity

In April 2013, we sold and issued 1,867,000 shares of our common stock to our major stockholder at $0.75 per share in consideration of approximately $728,000 in cash proceeds and for the conversion of approximately $671,000 of our debt and working capital obligations that we had incurred between the spin-off transaction in November 2012 and March 2013.  Certain cash proceeds were received, and all repayments occurred, in April 2013, and additional cash proceeds were received in June 2013.

In July 2013, we sold and issued 4,614,000 shares of our common stock at $0.75 per share in connection with the Merger-related private placement for which we received proceeds of approximately $3,077,000 million, net of approximately $383,000 in broker-dealer commissions.  As discussed in Note 13, we also issued 133,000 shares as conversion of a $100,000 related party note payable. In connection with this financing, we issued warrants for the purchase of up to 475,000 shares of our common stock to placement agents in July 2013.  The warrants have an exercise price of $0.75 per share and expire five years from issuance.

In August 2013, we sold and issued 413,000 shares of our common stock at $0.75 per share, for which we received proceeds of approximately $285,000, net of approximately $25,000 in broker-dealer commissions. In connection with this financing, we issued warrants for the purchase of up to 36,000 shares of our common stock to placement agents. The warrants have an exercise price of $0.75 per share and expire five years from issuance.

In November 2013, we sold and issued 1,500,000 shares of our common stock at $1.00 per share, for which we received proceeds of approximately $1,375,000 net of offering costs of approximately $125,000.  In connection with this financing, we issued warrants for the purchase of up to 120,000 shares of our common stock to placement agents. The warrants have an exercise price of $1.00 per share and expire five years from issuance.

Ener-Core, Inc. (Successor)
Gradual Oxidizer Business (Predecessor)
Notes to Consolidated Financial Statements (continued)

Note 11 -  Stock Options and Warrants

On July 1, 2013, our Board of Directors adopted and approved the 2013 Equity Incentive Plan.  The plan authorizes us to grant non-qualified stock options and restricted stock purchase rights to purchase up to 14,000,000 shares of our common stock with vesting to employees (including officers) and other service providers.  At December 31, 2013, 5,090,000 shares were available for future grants and total unrecognized deferred stock compensation expected to be recognized over the remaining weighted-average vesting periods of 3.9 years for outstanding grants was $6,261,000 million.

The fair value of option awards is estimated on the grant date using the Black-Scholes option valuation model.

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by us.  The following table presents the weighted-average grant date assumptions used to estimate the fair value of options and stock appreciation rights granted.

	December 31, 2013	December 31, 2012
Expected volatility	73.50%	77.00%
Dividend yield	0.00%	0.00%
Risk-free interest rate	1.26%	0.33%
Expected life (in years)	6.64	5.00

Expected volatility represents the estimated volatility of the shares over the expected life of the options.  We have estimated the expected volatility based on the weighted-average historical volatilities of a pool of public companies that are comparable to Ener-Core.

We use an expected dividend yield of zero since no dividends are expected to be paid.  The risk-free interest rate for periods within the expected life of the option is derived from the U.S. treasury interest rates in effect at the date of grant.  The expected option life represents the period of time the option is expected to be outstanding.  The simplified method is used to estimate the term since we do not have sufficient exercise history to calculate the expected life of the options.

Stock-based compensation expense is recorded only for those awards expected to vest.  Currently, the forfeiture rate is zero.  The rate is adjusted if actual forfeitures differ from the estimates in order to recognize compensation cost only for those awards that actually vest.  If factors change and different assumptions are employed in future periods, the share-based compensation expense may differ from that recognized in previous periods.

Stock-based award activity was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life	Value
Balance at January 1, 2012	—	$—	N/A
Options granted	3,220,735	0.001	5.00
Balance, December 31, 2012	3,220,735	0.001	5.00
Exercise of unvested options into restricted stock	(3,220,735)	0.001	—
Granted during 2013	8,910,000	1.289	6.55
Balance, December 31, 2013	8,910,000	$1.289	6.30	$2,240,000
Exercisable on December 31, 2013	533,334	$1.00	4.35	$288,000

Ener-Core, Inc. (Successor)
Gradual Oxidizer Business (Predecessor)
Notes to Consolidated Financial Statements (continued)

The weighted-average grant date fair value per share of options granted to employees during the year ended December 31, 2013 and 2012, was $0.87 and $0.087, respectively.

The options granted have a contract term ranging between five and seven years.  Options granted prior to November 2013 vest over a  2.8 to 3 year period, with 33% of the options vesting 3 to 6 months after grant and the remainder ratably over the vesting term.  Options granted after November 2013 vest over a four year period, with 25% vesting after one year and the remainder ratably over the remaining three years.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2013:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number of	Contractual	Exercise	Number of	Exercise
Prices	Shares	Life	Price	Shares	Price
		(In years)
$0.51 - $1.00	1,500,000	4.35	$1.00	533,334	$1.00
$1.01 - $1.50	5,860,000	6.65	$1.30	—	$—
$1.51 - $2.00	1,550,000	6.88	$1.52	—	$—
	8,910,000	6.30	$1.29	533,334	$1.00

All 3,220,735 stock options outstanding at December 31, 2012 had an exercise price of $0.001.

Restricted stock activity in 2013 was as follows:

		Weighted-
		Average
		Grant
	Shares	Price
Balance, December 31, 2012	—	—
Exercise of options	3,220,735	$0.001
Repurchase of unvested restricted shares	(76,608)	$0.001
Vested	(1,467,259)	$0.001
Balance, December 31, 2013	1,676,868	$0.001

All 3,220,735 of the stock options outstanding at December 31, 2012 were exercised in the first quarter of 2013, resulting in proceeds of approximately $2,000.  These stock options were exercised prior to vesting and all unvested options are subject to repurchase rights.  Under the terms of the stock option plan, we repurchased 76,608 shares from an employee for $77 during the year ended December 31, 2013 and these were returned to the pool of shares eligible to be issued under the stock option plan.

Stock based compensation expense for the year ended December 31, 2013, the period from November 12, 2012 through December 31, 2012 (Successor) and the period from January 1, 2012 through November 11, 2012 (Predecessor) was $1,729,000, $0 and $380,000, respectively.

Ener-Core, Inc. (Successor)
Gradual Oxidizer Business (Predecessor)
Notes to Consolidated Financial Statements (continued)

Warrants

From time to time, we issue warrants to purchase shares of our common stock to investors, note holders and to non-employees for services rendered or to be rendered in the future.  There were warrants for the purchase of up to 631,087 shares of our common stock granted during 2013 in connection with our common stock offerings (see Note 10).  No warrants were exercised during the year ended December 31, 2013.  The following table provides a reconciliation of the warrant activity for the year ended December 31, 2013:

	Warrants Outstanding
	Number of Warrants	Weighted- Average Exercise Price per Share
Balance outstanding at January 1, 2013	—	$—
Warrants issued	631,087	0.80
Warrants exercised	—	—
Balance outstanding at December 31, 2013	631,087	$0.80
Warrants exercisable at December 31, 2013	631,087	$0.80

As of December 31, 2013, warrants outstanding had a weighted average remaining life of 4.66 years and had aggregate intrinsic value of approximately $469,000.

Note 12 - Income Taxes

Income tax provision for the year ended December 31, 2013, the period from November 12  to December 31, 2012 (Successor), and the period from January 1 to November 11, 2012 (Predecessor) consists of the following:

	Successor		Predecessor
	Year Ended December 31, 2013	November 12 - December 31, 2012	January 1, - November 11, 2012
Current income tax expense:
Federal	$—	$—	$—
State	1,000	—	—
Total	1,000	—	—
Deferred income tax expense:
Federal	—	—	—
State	—	—	—
Total	—	—	—
Provision for income taxes	$1,000	$—	$—

Due to net losses, effective tax rate for the periods presented was 0%.

Ener-Core, Inc. (Successor)
Gradual Oxidizer Business (Predecessor)
Notes to Consolidated Financial Statements (continued)

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The valuation allowance increased by $3.9 million from December 31, 2012 to December 31, 2013.

	December 31, 2013	December 31, 2012
Deferred tax assets:
Net operating loss carry-forward	$4,033,000	160,000
Valuation allowance	(4,033,000)	(160,000)
Net deferred tax assets	$—	$—

A significant component of our deferred tax assets consisted of net operating loss carry-forwards (for the successor period).  We have evaluated the available evidence supporting the realization of our deferred tax assets, including the amount and timing of future taxable income, and have determined it is more likely than not that the assets will not be fully realized and a full valuation allowance is necessary as of December 31, 2013 and 2012.  As of December 31, 2013, we have federal and state net operating loss carry-forwards of approximately $8.3 million and $7.9 million, respectively, which expire through 2032.  The utilization of net operating loss carry-forwards may be subject to limitations under provision of the Internal Revenue Code Section 382 and similar state provisions.

We follow ASC 740 related to accounting for uncertain tax positions, which prescribes a recognition threshold and measurement process for recording in the financial statements, uncertain tax positions taken or expected to be taken in a tax return.  Under this provision, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. Tax benefits of an uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained based on technical merits.  We did not have any uncertain income tax position as of December 31, 2013 and 2012.

Note 13 -  Related Party Transactions

Notes Payable and Advances

In January 2013, we borrowed $250,000 from a stockholder under a secured convertible note payable that was due at the earliest of February 28, 2013, or upon completion of a $1,000,000 financing event.  The note accrued interest at the rate of 12% and was convertible at the lender’s option into common stock at 85% of the price of a future financing or $3.6056 per share.  The note and accrued interest were repaid using funds from the March 2013 $260,000 convertible note payable.  The note was secured by our intangible assets.

In March 2013, we borrowed $260,000 from a stockholder under a note payable that was due March 28, 2014, or earlier, upon completion of the merger.  The note accrued interest at the rate of 12% and was convertible at the lender’s option into common stock at $0.75 per share.  The note was subsequently converted in April 2013 as described in Note 10.  As the note was outstanding less than one month, no interest was due to the lender.

In March 2013, a stockholder advanced us a total of $411,000 for operating capital.  The advance did not bear interest and was due on demand.  In April 2013, the advances were converted into our common stock at $0.75 per share at the stockholders’ election, as described in Note 10.

In June 2013, we borrowed $100,000 from each of three individual stockholders under notes payable that were due December 31, 2013, or earlier, upon completion of the merger.  The notes accrued interest at the rate of 8% and are convertible at the lender’s option into common stock at $0.75 per share. On July 1, 2013, $100,000 was converted into shares of common stock in the merger-related private placement and $200,025, which included $25 of accrued interest, was repaid at the closing of the Merger.

Ener-Core, Inc. (Successor)
Gradual Oxidizer Business (Predecessor)
Notes to Consolidated Financial Statements (continued)

There were a number of Parent debt instruments issued in 2012 with our significant shareholders, who are related parties.  All assets of the Parent were held as collateral as part of the debt instruments.  Under the terms of the Restructuring Agreement dated November 12, 2012, all debt was converted to equity and all collateral was released from encumbrance without recourse.

Predecessor recorded allocated related party interest expense related to the Parent’s debt of $1,031,000 for the period from January 1, 2012 through November 11, 2012 (Predecessor).  The allocation of interest expense was based on net loss of the Predecessor compared to the aggregate net income loss of the Parent.

Successor related party interest expense was $10,000 for the year ended December 31, 2013 and none for the period from November 12, 2012 through December 31, 2012.

Revenue

During 2013, we recorded $9,000 in revenue associated with providing engineering services to Professional Energy Solutions which is owned by our VP of Engineering.  Costs associated with these revenues totaled $6,000.

Note 14 -  Commitments and Contingencies

We may become a party to litigation in the normal course of business.  We accrue for open claims based on our historical experience and available insurance coverage.  In the opinion of management, there are no legal matters involving us that would have a material adverse effect upon our financial condition, results of operations or cash flows.

EECT Agreement

On December 31, 2012, we entered into a Master Purchase and Resale Agreement (“MPRSA”) with EECT. As part of this agreement, EECT is committed to buy a certain number of the FP250 and related optional equipment in order to maintain exclusivity in the region.  The pricing for the first unit was $760,000 and subsequent units will be sold at a higher price than the first unit.  In accordance with the MPRSA, EECT placed a Purchase Order (“PO”) with us on December 31, 2012, for the purchase on the first unit at $760,000.  The order was conditional on the issuance of an irrevocable letter of credit to us, according to the terms of the PO.  Such irrevocable letter of credit was issued on March 1, 2013, in the amount of 533,000 Euros, and we have acknowledged the acceptance of the PO on the same date.  On November 14, 2013, we shipped the FP250 and on December 24, 2013, we received the proceeds from the letter of credit.

Lease

We lease our office facility, research and development facility and equipment under operating leases, which for the most part, are renewable.   The leases also provide that we pay insurance and taxes.

Future minimum rental payments under operating leases that have initial noncancelable lease terms in excess of one year as of December 31, 2013 are as follows:

2014	$333,000
2015	319,000
2016	329,000
2017	3,000
2018	2,000
$986,000

Ener-Core, Inc. (Successor)
Gradual Oxidizer Business (Predecessor)
Notes to Consolidated Financial Statements (continued)

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the Lease.  Rent expense, net of sublease income, was $211,000, $18,000 and $79,000 for the year ended December 31, 2013, the period from November 12, 2012 through December 31, 2012 (Successor) and the period from January 1, 2012 through November 11, 2012 (Predecessor), respectively.

Our current headquarters is located at 9400 Toledo Way, Irvine, California 92618.  The property consists of a mixed use commercial office, production, and warehouse facility of 32,649 square feet.  Effective August 1, 2013, we assumed this lease (the “Lease”).  The Lease has a remaining term of 39 months and expires December 31, 2016.  The monthly expense rent is $25,285 and increases on an annual basis.  In September 2013, we began subleasing a certain portion of this property to a third party on a month to month basis at a rate of $720 per month.  In addition, we lease space from the Regents of the University of California, Irvine, for the installation and demonstration of the FP250 equipment.  The lease expires on April 1, 2015 and the monthly payment is $7,780.  The university will provide certain goods and services including certain research and development services.

We also finalized a Sublease Agreement with FEES, effective August 1, 2013 through October 1, 2013, (the “Sublease”), whereby FEES is temporarily subleasing 6,000 square feet of the property for warehousing, storage and/or office purposes for a monthly rent of $3,300.  Under the Sublease, FEES assigned to us its initial security deposit under the Lease of $27,630.

Note 15 -  Predecessor Balance Sheet

As discussed in Note 1, assets and liabilities were transferred to us resulting from our spinoff from FlexEnergy, Inc. and recorded at their historical carrying amounts since the transaction was a transfer of net assets between entities

Assets:

Costs in excess of billings	$991,000
Prepaid expenses	$25,000
Property and equipment, net	$912,000
Intangibles, net	$49,000

Total Assets	$1,976,000

Liabilities:

Accounts payable and accrued expenses	$710,000
Related party accrued interest	$132,000
Unearned revenue	$991,000

Total liabilities	$1,833,000

Divisional equity	$143,000

Total liabilities and equity	$1,976,000

Ener-Core, Inc. (Successor)
Gradual Oxidizer Business (Predecessor)
Notes to Consolidated Financial Statements (continued)

Note 16 -  Subsequent Events

Sublease – 9400 Toledo

On March 7, 2014, we subleased 5,000 square feet of office space at our headquarters, commencing March 1, 2014 to a third party tenant.  The lease is for 34 months and requires payments of $7,000 per month for twelve months increasing to $7,210 for the next twelve months and $7,426.30 for the remaining ten months.  The lease includes use of the existing furniture and telephone equipment over the life of the lease.