Form 10-Q
period 2014-03-31
Ener-Core Inc.
filed 2014-05-13
CIK 1495536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-173040

ENER-CORE, INC.

(Exact name of registrant as specified in its charter)

Nevada	3510	46-0525350
(State or other jurisdiction of Incorporation or organization)	Primary Standard Industrial Classification Code Number	(IRS Employer Identification No.)

9400 Toledo Way
Irvine, California 92618
 (Address of principal executive offices
And zip code)

(949) 616-3300
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

As of May 8, 2014 there were 72,461,851 shares of the issuer's common stock outstanding.

ENER-CORE, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FINANCIAL STATEMENTS

Index to the Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	4

Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013	5

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013	6

Notes to Unaudited Condensed Consolidated Financial Statements	8

Ener-Core, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$192,000	$1,201,000
Accounts receivable	1,000	16,000
Restricted cash	50,000	50,000
Costs in excess of billings on uncompleted contracts	801,000	801,000
Inventory	29,000	29,000
Prepaid expenses and other current assets	95,000	46,000
Total current assets	1,168,000	2,143,000
Property and equipment, net	748,000	764,000
Intangibles, net	39,000	41,000
Deposits	28,000	28,000
Total assets	$1,983,000	$2,976,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	601,000	419,000
Accrued expenses	267,000	266,000
Unearned revenue	701,000	701,000
Provision for contract loss	75,000	100,000
Capital leases payable	17,000	8,000
Total current liabilities	1,661,000	1,494,000
Long term liabilities:
Other	16,000	6,000
Capital lease payable	47,000	29,000
Total liabilities	1,724,000	1,529,000
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value. Authorized 50,000,000 shares; no shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, $0.0001 par value. Authorized 200,000,000 shares; 72,462,000 and 72,554,000 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	7,000	7,000
Additional paid-in capital	9,736,000	8,945,000
Accumulated deficit	(9,484,000)	(7,505,000)
Total stockholders’ equity	259,000	1,447,000
Total liabilities and stockholders’ equity	$1,983,000	$2,976,000

See accompanying notes to condensed consolidated financial statements.

Ener-Core, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2014	2013

Total revenues	$-	$4,000
Total costs of goods sold	-	4,000
Gross Profit (Loss)	-	—

Operating expenses:
Selling, general, and administrative	1,184,000	507,000
Research and development	792,000	276,000
Total operating expenses	1,976,000	783,000
Operating loss	(1,976,000)	(783,000)

Other income (expenses):
Interest expense	(2,000)	—
Interest expense – related party	—	(10,000)
Total other income (expenses), net	(2,000)	(10,000)
Loss before provision for income taxes	(1,978,000)	(793,000)
Provision for income taxes	1,000	—
Net loss	$(1,979,000)	$(793,000)

Loss per share – basic and diluted	$(0.03)	$(0.01)
Weighted average common shares – basic and diluted	72,554,000	63,051,000

See accompanying notes to condensed consolidated financial statements.

Ener-Core, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows used in operating activities:
Net loss	$(1,979,000)	$(793,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60,000	53,000
Stock-based compensation	791,000	14,000
Changes in assets and liabilities:
Accounts and other receivables	15,000	(4,000)
Payments on contract loss	(25,000)	—
Prepaid expenses and other current assets	(49,000)	(2,000)
Accounts payable	182,000	352,000
Accrued expenses	1,000	(136,000)
Other liabilities	10,000	—
Net cash used in operating activities	(994,000)	(516,000)
Cash flows used in investing activities:
Purchases of property and equipment	(13,000)	—
Net cash used in investing activities	(13,000)	—
Cash flows from financing activities:
Proceeds from related party notes payable and advance	—	444,000
Proceeds from exercise of stock options	—	3,000
Repayment of capital leases payable	(2,000)	—
Net cash (used in) provided by financing activities	(2,000)	447,000
Net decrease in cash and cash equivalents	(1,009,000)	(69,000)
Cash and cash equivalents at beginning of period	1,201,000	93,000
Cash and cash equivalents at end of period	$192,000	$24,000

See accompanying notes to condensed consolidated financial statements.

Ener-Core, Inc. (Successor)
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1,000	$—
Interest	$2,000	$—
Supplemental disclosure of non-cash activities:

Capital leases for purchase of equipment	$29,000	$—

See accompanying notes to condensed consolidated financial statements.

Ener-Core, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Ener-Core, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

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

Going Concern

Our condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business.  Since our inception, we have made a substantial investment in research and development to develop the Gradual Oxidizer, have successfully deployed a FP250 field test unit at the U.S. Army base at Fort Benning, Georgia, and shipped our first commercial product in November 2013.

We have not achieved profitable operations or positive cash flows since inception and have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern.As of May 9, 2014, we have a substantial working capital deficit and require significant additional capital to continue operations.  We must secure additional funding to pay our current liabilities, continue as a going concern and execute our business plan.

Management’s plan is to obtain such resources by obtaining capital sufficient to meet our operating expenses by seeking additional equity and/or debt financing. The cash and cash equivalents balance (including restricted cash) on March 31, 2014 and May 9, 2014 was $0.2 million and $3.4 million (including restricted cash of $2.3 million), respectively. On April 16, 2014, we closed $4.6 million of senior secured financing (Note 13), whereby the lender made available gross proceeds of $4.0 million, of which $2.3 million is constrained in a Control Account subject to be released at the lender’s option when we are not in default and there is no Equity Control Failure and to the extent such funds exceed the aggregate principal amount then outstanding.  We project that our unrestricted cash balance of $1.1 million as of May 9, 2014, will continue to meet our working capital needs, general corporate purposes, and related obligations into the third quarter of 2014.  To the extent that the lender, at its sole option, releases funds from the Control Account, we will be able to meet our operating needs and obligations further into 2014.

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

Ener-Core, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The accompanying unaudited condensed consolidated financial statements do not give effect to any adjustments that might be necessary if we were unable to meet our obligations or continue operations.

Note 2 -  Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting. We have condensed or omitted certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with GAAP pursuant to such rules and regulations. The unaudited condensed financial statements reflect all adjustments, which are normal and recurring, that are, in the opinion of management, necessary to fairly state the financial position as of March 31, 2014 and the results of operations and cash flows for the related three months ended March 31, 2014 and 2013. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any future periods. The unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2013, that have been included in the Company's Form 10-K filed on April 15, 2014.

The accompanying consolidated financial statements include our accounts and our wholly-owned subsidiary, Ener-Core Power, Inc.  All significant intercompany transactions and accounts have been eliminated in consolidation. All amounts are rounded to the nearest $000, except certain per share amounts within the footnotes.

The accompanying financial statements have been prepared in accordance with GAAP.

Segments

We operate in one segment.  All of our operations are located domestically.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  Significant items subject to such estimates and assumptions include the valuation of certain assets, useful lives, and carrying amounts of property and equipment, equity instruments and share-based compensation; provision for contract losses; valuation allowances for deferred income tax assets; and exposure to warranty and other contingent liabilities.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

Foreign Currency Adjustments

Our functional currency for all operations worldwide is the U.S. dollar.  Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Income statement accounts are translated at average rates for the year.  At March 31, 2014 and December 31, 2013, we did not hold any foreign currency asset or liability amounts.  Gains and losses resulting from foreign currency transactions are reported as other income in the period they occurred.

Ener-Core, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Concentrations of Credit Risk

Cash and Cash Equivalents

We maintain our non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation (“FDIC”) provides insurance coverage of up to $250,000.  For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to these deposits.  At March 31, 2014, we did not have amounts in excess of the FDIC limit.

We consider all highly liquid investments available for current use with an initial maturity of three months or less and are not restricted to be cash equivalents.  We invest our cash in short-term money market accounts.

Restricted Cash

Under a credit card processing agreement with a financial institution that was entered in 2013, we are required to maintain funds on deposit with the financial institution as collateral.  The amount of the deposit is at the discretion of the financial institution was $50,000 on March 31, 2014 and December 31, 2013.

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

At March 31, 2014 and December 31, 2013, we did not have any allowance for doubtful accounts.  Although we expect to collect amounts due, actual collections may differ from the recorded amounts.

As of March 31, 2014 and December 31, 2013, one customer accounted for 100% of total accounts receivable. There were no revenues for the three months ended March 31, 2014.  One customer accounted for 100% of net revenues for the three months ended March 31, 2013.

Accounts Payable

As of March 31, 2014 and December 31, 2013, four and two vendors accounted for approximately 57% and 48% of total accounts payable, respectively.

Inventory

Inventory, which consists of raw materials, is stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method.  At each balance sheet date, we evaluate our ending inventory for excess quantities and obsolescence.  This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors.  Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values.  Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories.  At March 31, 2014 and December 31, 2013, we did not have a reserve for slow-moving or obsolete inventory.

Ener-Core, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

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

Impairment of Long-Lived Assets

We account for our long-lived assets in accordance with the accounting standards which require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical carrying value of an asset may no longer be appropriate.  We consider the carrying value of assets may not be recoverable based upon its review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends.  An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of March 31, 2014 and December 31, 2013, we do not believe there have been any other impairments of our long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for our products will continue, which could result in impairment of long-lived assets in the future.

Ener-Core, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

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

Revenues under long-term construction contracts are generally recognized using the completed-contract method of accounting.  Long-term construction-type contracts for which reasonably dependable estimates cannot be made or for which inherent hazards make estimates difficult are accounted for under the completed-contract method. Revenues under the completed-contract method are recognized upon substantial completion – that is acceptance by the customer, compliance with performance specifications demonstrated in a factory acceptance test or similar event.  Accordingly, during the period of contract performance, billings and costs are accumulated on the balance sheet, but no profit or income is recorded before completion or substantial completion of the work.  Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable.  Changes in estimate of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed.  We have  deferred all amounts received on our contract with Efficient Energy Conversion Turbo Machinery, B.V. (“EECT”) until the contract is substantially complete, at which time all advanced payments received on the contract ($701,000), will be recorded as revenue.  As of March 31, 2014 and December 31, 2013, we had a provision for contract loss of approximately $75,000 and $100,000, respectively, related to our contract with EECT.

Ener-Core, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Research and Development Costs

Research and development costs are expensed as incurred.  Research and development was $792,000 and $276,000 for the three months ended March 31, 2014 and 2013, respectively.

Share-Based Compensation

We maintain a stock option plan (see Note 10) and record expenses attributable to the stock option plan. We amortize share-based compensation from the date of grant on a weighted average basis over the requisite service (vesting) period for the entire award.

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

Income Taxes

We account for income taxes under FASB ASC 740 “Income Taxes.” Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that we will not realize tax assets through future operations.

Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive.  Options and warrants to purchase approximately 9.3 million shares of common stock were outstanding at March 31, 2014.  There were no options or warrants outstanding at March 31, 2013. Dilutive equivalents were excluded from the computation of diluted loss per share due to the anti-dilutive effect on net loss per share.

	Three Months Ended March 31,
	2014	2013

Net loss	$(1,979,000)	$(793,000)
Weighted average number of common shares outstanding:
Basic and diluted	72,554,000	63,051,000
Net loss attributable to common stockholders per share:
Basic and diluted	$(0.03)	$(0.01)

Ener-Core, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
Comprehensive Income (Loss)

We have no items of other comprehensive income (loss) in any period presented. Therefore, net loss as presented in our Condensed Consolidated Statements of Operations equals comprehensive loss.

Recently Issued Accounting Pronouncements

Effective January 1, 2014, we adopted FASB ASU 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting (“ASU 2013-07”). The amendments in ASU 2013-07 clarify when an entity should apply the liquidation basis of accounting and provide principles for the recognition and measurement of associated assets and liabilities. In accordance with the amendments, the liquidation basis is used when liquidation is imminent.  Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces. The adoption of ASU 2013-07 did not have a material impact on our condensed consolidated financial statements.

Effective January 1, 2014, we adopted FASB ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The amendments in ASU 2013-11 clarify that an unrecognized tax benefit, or a portion of  an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed.  In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The adoption of ASU 2013-11 did not have a material impact on our condensed consolidated financial statements.

Note 3 - Inventory

Inventory consists of the following:

	March 31, 2014	December 31, 2013
	(unaudited)
Raw materials	$29,000	$29,000
Work-in-process	—	—
Finished goods	—	—
Less: inventory reserve	—	—
Total inventory	$29,000	$29,000

Ener-Core, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Note 4 - Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2014	December 31, 2013
	(unaudited)
Prepaid rent	$26,000	$26,000
Prepaid insurance	13,000	11,000
Prepaid licenses	6,000	6,000
Prepaid deposit	8,000	-
Prepaid fees	2,000	3,000
Prepaid legal fees	40,000	-
Total	$95,000	$46,000

Note 5 - Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31, 2014	December 31, 2013
	(unaudited)
Machinery and equipment	$849,000	$849,000
Office furniture and fixtures	198,000	198,000
Computer equipment and software	125,000	97,000
Construction in progress	14,000	-
Total cost	1,186,000	1,144,000
Less accumulated depreciation	(438,000)	(380,000)
Net	$748,000	$764,000

Assets recorded under capital leases and included in property and equipment in our balance sheets consist of the following:

	March 31, 2014	December 31, 2013
	(unaudited)
Machinery and equipment	$27,000	$27,000
Computer equipment and software	46,000	17,000
Total assets under capital lease	73,000	44,000
Less accumulated depreciation	(6,000)	(1,000)
Net assets under capital lease	$67,000	$43,000

Depreciation expense consisted of the following:

	Three Months Ended March 31,
	2014	2013
Research and development	$29,000	$25,500
General and administrative	29,000	25,500
	$58,000	$51,000

Amortization of assets under capital lease was $6,000 and $0 for the three months ended March 31, 2014 and 2013, respectively.

Ener-Core, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Note 6 - Intangibles, Net

Intangibles, net consisted of the following:

	March 31, 2014	December 31, 2013
	(unaudited)
Patents	$80,000	$80,000
Less accumulated amortization	(41,000)	(39,000)
Net	$39,000	$41,000

This intangible is amortized over its remaining life.  Amortization expense related to this intangible asset was $2,000 for the three months ended March 31, 2014 and 2013.

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

Note 7 - Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2014	December 31, 2013
	(unaudited)
Accrued professional fees	$72,000	$81,000
Accrued payroll	26,000	26,000
Accrued vacation	88,000	76,000
Accrued expense reports	21,000	29,000
Accrued board of directors fees	13,000	-
Accrued taxes	-	7,000
Accrued other	12,000	12,000
Accrued liabilities owed by Parent - reimbursable under Contribution Agreement	35,000	35,000
Total accrued expenses	$267,000	$266,000

Ener-Core, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Note 8 - Notes and Capital Leases Payable

Notes Payable

On October 24, 2013, we entered into a Loan, Security and Guarantee agreement with the Export-Import Bank of the United States (“Ex-Im Bank”).  Under this agreement, pursuant to the Global Credit Express Program, we can borrow up to a maximum amount of $400,000 from November 4, 2013 until November 4, 2014.  All outstanding principal and accrued and unpaid interest under each disbursement is due and payable in full on November 4, 2014 or per the conditions precedent noted below.  Interest accrues at a rate of 4.24% per year. There were no outstanding principal amounts as of March 31, 2014 and December 31, 2013.

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

Capital Leases Payable

Capital leases payable consisted of the following:

	March 31, 2014	December 31, 2013
	(unaudited)
Capital lease payable to De Lange Landon secured by forklift, 10.0% interest, due on October 1, 2018, monthly payment of $451.50	20,000	20,000
Capital lease payable to Dell Computers secured by computer equipment, 15.09% interest, due on November 16, 2016, monthly payment of $607.58.	16,000	17,000
Capital lease payable to Dell Computers secured by computer equipment, 15.09% interest, due on December 15, 2016, monthly payment of $604.93.	$16,000	$-
Capital lease payable to Dell Computers secured by computer equipment, 15.09% interest, due on January 3, 2017, monthly payment of $415.40.	12,000	-
Total capital leases	64,000	37,000
Less: current portion	(17,000)	(8,000)
Long-term portion of capital leases	$47,000	$29,000

Ener-Core, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of March 31, 2014, are as follows:

Year Ending December 31	Amount
2014	$20,000
2015	25,000
2016	24,000
2017	6,000
2018	5,000
Net minimum lease payments	80,000
Less: Amount representing interest	(15,000)
Less: Taxes	(1,000)
Present value of net minimum lease payments	64,000
Less: Current maturities of capital lease obligations	(17,000)
Long-term capital lease obligations	$47,000

Note 9 - Equity

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

In July 2013, we sold and issued 4,614,000 shares of our common stock at $0.75 per share in connection with the Merger-related private placement for which we received proceeds of approximately $3,077,000 million, net of approximately $383,000 in broker-dealer commissions.  As discussed in Note 11, we also issued 133,000 shares as conversion of a $100,000 related party note payable. In connection with this financing, we issued warrants for the purchase of up to 475,000 shares of our common stock to placement agents in July 2013.  The warrants have an exercise price of $0.75 per share and expire five years from issuance.

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

Note 10 -  Stock Options and Warrants

On July 1, 2013, our Board of Directors adopted and approved the 2013 Equity Incentive Plan.  The plan authorizes us to grant non-qualified stock options and restricted stock purchase rights to purchase up to 14,000,000 shares of our common stock with vesting to employees (including officers) and other service providers.  At March 31, 2014, 5.3 million shares were available for future grants and total unrecognized deferred stock compensation expected to be recognized over the remaining weighted-average vesting periods of 2.5 years for outstanding grants was $5.2 million.

Ener-Core, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

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

	March 31, 2014	December 31, 2013
	(unaudited)
Expected volatility	N/A	73.50%
Dividend yield	N/A	0.00%
Risk-free interest rate	N/A	1.26%
Expected life (in years)	N/A	6.64

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

Stock-based award activity was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life	Value
Balance, December 31, 2013	8,910,000	$1.289	6.30
Forfeited during 2014	(200,000)	1.300	-
Granted during 2014	-	-	-
Balance, March 31, 2014	8,710,000	$1.289	6.05	$-
Exercisable on March 31, 2014	2,587,000	$1.227	5.84	$-

The options granted have a contract term ranging between five and seven years.  Options granted prior to November 2013 vest over a 2.8 to 3 year period, with 33% of the options vesting three to six months after grant and the remainder ratably over the vesting term.  Options granted after November 2013 vest over a four year period, with 25% vesting after one year and the remainder ratably over the remaining three years.

Ener-Core, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The following table summarizes information about stock options outstanding and exercisable at March 31, 2014:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number of	Contractual	Exercise	Number of	Exercise
Prices	Shares	Life	Price	Shares	Price
		(In years)
$0.51 - $1.00	1,500,000	4.10	$1.00	634,000	$1.00
$1.01 - $1.50	5,660,000	6.40	$1.30	1,953,000	$1.30
$1.51 - $2.00	1,550,000	6.64	$1.52	—	$—
	8,710,000	6.05	$1.29	2,587,000	$1.23

Restricted stock activity in 2014 was as follows:

		Weighted-
		Average
		Grant
	Shares	Price
Balance, December 31, 2013	1,677,000	$0.001
Repurchase of unvested restricted shares	(92,000)	$0.001
Vested	(210,000)	$0.001
Unvested Balance, March 31, 2014	1,375,000	$0.001

During the first quarter of 2013, stock options were exercised prior to vesting and all unvested options are subject to repurchase rights.  Under the terms of the stock option plan, we repurchased 92,323 shares from an employee for $92 during the three months ended March 31, 2014.  These shares have been returned to the pool of shares eligible to be issued under the stock option plan.

Stock based compensation expense consisted of the following:

	Three Months Ended March 31,
	2014	2013
Research and development	$284,000	$14,000
General and administrative	507,000	-
	$791,000	$14,000

Warrants

From time to time, we issue warrants to purchase shares of our common stock to investors, note holders and to non-employees for services rendered or to be rendered in the future.

Ener-Core, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The following table provides a reconciliation of the warrant activity for the three months ended March 31, 2014:

	Warrants Outstanding
	Number of Warrants	Weighted-Average Exercise Price per Share
Balance outstanding at January 1, 2014	631,000	$0.80
Warrants issued	-	-
Warrants exercised	-	-
Balance outstanding at March 31, 2014	631,000	$0.80
Warrants exercisable at March 31, 2014	631,000	$0.80

As of March 31, 2014, warrants outstanding had a weighted average remaining life of 4.4 years and did not have an intrinsic value.

Note 11 -  Related Party Transactions

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

Related party interest expense was $10,000 for the three months ended March 31, 2013. There was no related party interest expense for the three months ended March 31, 2014.

Note 12 -  Commitments and Contingencies

We may become a party to litigation in the normal course of business.  We accrue for open claims based on our historical experience and available insurance coverage.  In the opinion of management, there are no legal matters involving us that would have a material adverse effect upon our financial condition, results of operations or cash flows.

Ener-Core, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

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

Future minimum rental payments under operating leases that have initial noncancelable lease terms in excess of one year as of March 31, 2014 are as follows:

2014	$280,000
2015	319,000
2016	329,000
2017	3,000
2018	2,000
$933,000

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the Lease.  Rent expense, net of sublease income, was $70,000 and $35,000 for the three months ended March 31, 2014 and 2013, respectively.

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

Sublease – 9400 Toledo

In September 2013, we began subleasing a certain portion of this property to a third party on a month-to-month basis at a rate of $720 per month.

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

Ener-Core, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Note 13 -  Subsequent Events

April 2014 Private Placement

On April 16, 2014, we closed a securities purchase agreement (“April 2014 SPA”), with five institutional and accredited investors.  Pursuant to the terms of the April 2014 SPA, we issued and sold to these investors our senior secured convertible notes in the aggregate original principal amount of $4,575,000 (“Notes”), and warrants to purchase up to 4,097,015 shares of our common stock (“Warrants”), on the terms set forth below (“April 2014 Private Placement”).

The Notes mature 18 months from their issuance and were purchased for $4,003,125 in the aggregate with an original issue discount of $571,875.  The Notes bear an effective annual interest rate of 8.61%, which increases to 15% if there is an event of default (as defined in the Notes).  The initial conversion price of the Notes is $0.67 per share (“Conversion Price”).  Beginning on July 1, 2014, we will pay to the Note holder an amount equal to (i) one-sixteenth (1/16th) of the original principal amount of the Note (or the principal outstanding on such date, if less) plus (ii) the accrued and unpaid interest with respect to such principal plus (iii) the accrued and unpaid late charge (if any) with respect to such principal and interest (each, an “Installment Amount”). The Holder has the ability to defer such monthly payments in its sole discretion.  Up to four times prior to maturity of the Notes, each holder may accelerate payment of the sum of the following: (a) the Installment Amount, (b) any Installment Amount which payment such Note holder previously deferred, and (c) any accrued and unpaid interest and late charges, if any; provided, however, that any such accelerated amount shall not be greater than two times the amount set forth in clause (a) above. Each monthly payment may be made in cash, in shares of our common stock, or in a combination of cash and shares of its common stock. Our ability to make such payments with shares of our common stock will be subject to the satisfaction of certain equity conditions.  Subject to the satisfaction of certain equity conditions, we may redeem all, but not less than all, of the Notes then outstanding at any time at 115% of the Conversion Amount being redeemed

The Warrants issued to the investors are immediately exercisable, have an initial exercise price of $0.78 per share (“Exercise Price”) and expire on the 60-month anniversary of their initial issuance.  If we sell or issue shares of Common Stock at less than the then applicable exercise price (subject to certain exceptions), then the exercise price shall be reduced to the price of such dilutive issuance.

In connection with the sale of the Notes and the Warrants, we entered into a registration rights agreement (“April 2014 RRA”) to register 135% of the shares issuable under the Notes and the Warrants.  In addition, we entered into a pledge and security agreement (“Security Agreement”) granting security interest of all of our personal property to the collateral agent for the investors (“Collateral Agent”), as well as a special deposit account control agreement (“Control Agreement”) granting the Collateral Agent control of the control account established to hold a portion of the proceeds from the investors (the “Control Account”).

We received gross proceeds of $4.0 million, less transaction expenses of approximately $250,000, of which $2.3 million placed in a control account pursuant the Control Agreement and is restricted to our usage.

Ener-Core, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Stock Option Re-Pricing

On April 28, 2014, our board of directors approved the re-pricing and vesting schedules of outstanding stock options of 8,630,000 shares of our common stock previously granted to officers, directors, employees and consultants pursuant to the 2013 Equity Incentive Award Plan.  The options were re-priced at $0.35, the closing price of our stock on April 28, 2014.

The Outstanding Options had been issued with exercise prices ranging from $1.00 to $1.54 per share.  The vesting schedule for the Outstanding Options also varied.

The re-pricing and vesting schedule changes are being effected by cancelling the Outstanding Options and concurrently entering into new Stock Option Agreements with the Optionees (the “New Options”) to reflect the new exercise price and vesting schedule.   The New Options will all have the following vesting schedule, 15% of the total number of shares granted shall vest immediately upon signing the new Stock Option Agreements, and 1/36 of the remainder number of shares shall vest each full month thereafter.

Item 2.  Management's Discussion and Analysis or Plan of Operations.

The following discussion and analysis of our financial condition is as of March 31, 2014. Our results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Overview

We design, develop, and manufacture Gradual Oxidizer products and technology that aim to expand power generation into previously uneconomical markets, while, at the same time, reducing the emissions of gases produced from industrial processes that contribute to air pollution and climate change.  We currently anticipate our products and technologies will provide customers with cost competitive power generation having lower emissions and greater fuel flexibility than conventional power plants.

Our patented and patent pending Gradual Oxidizer products and technology allow for the extraction of energy from previously unusable low Btu fuels, while significantly reducing harmful pollutants and creating useful energy products such as heat and electricity.  Gradual Oxidation potentially can unlock power generation for a wide range of low-quality fuels that extend beyond traditional gas turbine and reciprocating engine operating limits.  Our goal is to reduce the cost of our customers’ compliance with local, state, and federal air quality regulations by avoiding the chemicals, catalysts, and complex permitting required by competitive systems.

Our first commercial product, the Ener-Core Powerstation FP250 (“FP250”), combines our Gradual Oxidizer technology with a 250 kilowatt gas turbine that was initially developed by Ingersoll-Rand, plc, and subsequently enhanced by our predecessor FlexEnergy, Inc. (“Predecessor”).  Because our Gradual Oxidizer replaces a turbine’s standard combustor, the FP250 can operate on a gaseous fuel that is much lower in quality, and with fewer emissions than a conventional turbine.

After deployment of FP250 development and field test units in 2011 and 2012, we shipped the first commercial FP250 on November 14, 2013 to the Netherlands per the terms of the Efficient Energy Conversion Turbo Machinery, B.V. (“EECT”) agreement.

We currently anticipate that our second commercial product will be the Ener-Core Powerstation KG2-3G/GO (“KG2”), which will combine our Gradual Oxidizer technology with a two megawatt gas turbine, developed by Dresser-Rand a.s., a subsidiary of Dresser-Rand Group Inc. (“Dresser Rand”).  We have completed system layout and analytic models integrating our Gradual Oxidizer with this turbine and have initiated design and development of the KG2. We expect that we will field test units in late 2014 or 2015, with initial commercial shipments shortly thereafter.

We currently anticipate future development of additional commercial systems by integrating our Gradual Oxidizer with larger gas turbines from a select group of manufacturers.

We are subject to a number of risks, which the reader should be aware of before deciding to purchase the common stock in this offering. Such risks are discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed on April 15, 2014.

First Quarter Highlights

January 2014 Public Offering

On January 16, 2014, the SEC issued a notice of effectiveness of our Registration Statement on Form S-1 to register 7,537,949 shares of the Company’s common stock, par value $0.0001 per share, relating to the resale by selling stockholders identified in the prospectus filed therein.

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

Corporate Information

Ener-Core was incorporated in Nevada in April 2010. Ener-Core’s operating subsidiary, Ener-Core Power, Inc. (“Ener-Core Power” or “Successor”), was incorporated in Delaware in July 2012 under the name “Flex Power Generation, Inc.” Ener-Core Power became Ener-Core’s subsidiary in July 2013 by merging with Flex Merger Acquisition Sub, Inc., a Delaware corporation wholly owned by Ener-Core (the “merger sub,” and such merging transaction the “Merger”).

The address of our corporate headquarters is 9400 Toledo Way, Irvine, California 92618, and our telephone number is (949) 616-3300. Our website can be accessed at www.ener-core.com. The information contained on, or that may be obtained from, our website is not a part of this prospectus. All of our operations are located in the United States. Our fiscal year ends December 31.

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

We have not achieved profitable operations or positive cash flows since inception and have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern.  As of May 9, 2014, we have a substantial working capital deficit and require significant additional capital to continue operations.  We must secure additional funding to pay our current liabilities, continue as a going concern and execute our business plan.

Management’s plan is to obtain such resources by obtaining capital sufficient to meet our operating expenses by seeking additional equity and/or debt financing. The cash and cash equivalents balance (including restricted cash) on March 31, 2014 and May 9, 2014 was $0.2 million and $3.4 million (including restricted cash of $2.3 million), respectively. On April 16, 2014, we closed $4.6 million of senior secured financing, whereby the lender made available gross proceeds of $4.0 million, of which $2.3 million is constrained in a Control Account subject to be released at the lender’s option when we are not in default and there is no Equity Control Failure (as defined in the Notes) and to the extent such funds exceed the aggregate principal amount then outstanding.  We project that our unrestricted cash balance of $1.1 million as of May 9, 2014, will continue to meet our working capital needs, general corporate purposes, and related obligations into the third quarter of 2014.  To the extent that the lender, at its sole option, releases funds from the Control Account, we will be able to meet our operating needs and obligations further into 2014.

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

The accompanying unaudited condensed consolidated financial statements do not give effect to any adjustments that might be necessary if we were unable to meet our obligations or continue operations.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this report, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Segments

We operate in one segment.  All of our operations are located domestically.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  Significant items subject to such estimates and assumptions include the valuation of certain assets, useful lives, and carrying amounts of property and equipment, equity instruments and share-based compensation; provision for contract losses; valuation allowances for deferred income tax assets; and exposure to warranty and other contingent liabilities.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

Foreign Currency Adjustments

Our functional currency for all operations worldwide is the U.S. dollar.  Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Income statement accounts are translated at average rates for the year.  At March 31, 2014 and December 31, 2013, we did not hold any foreign currency asset or liability amounts.  Gains and losses resulting from foreign currency transactions are reported as other income in the period they occurred.

Concentrations of Credit Risk

Cash and Cash Equivalents

We maintain our non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation (“FDIC”) provides insurance coverage of up to $250,000.  For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to these deposits.  At March 31, 2014, we did not have amounts in excess of the FDIC limit.

We consider all highly liquid investments available for current use with an initial maturity of three months or less and are not restricted to be cash equivalents.  We invest our cash in short-term money market accounts.

Restricted Cash

Under a credit card processing agreement with a financial institution that was entered in 2013, we are required to maintain funds on deposit with the financial institution as collateral.  The amount of the deposit is at the discretion of the financial institution was $50,000 on March 31, 2014 and December 31, 2013.

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

At March 31, 2014 and December 31, 2013, we did not have any allowance for doubtful accounts.  Although we expect to collect amounts due, actual collections may differ from the recorded amounts.

As of March 31, 2014 and December 31, 2013, one customer, accounted for 100% of total accounts receivable. There were no revenues for the three months ended March 31, 2014.  One customer accounted for 100% of net revenues for the three months ended March 31, 2013.

Accounts Payable

As of March 31, 2014 and December 31, 2013, four and two vendors accounted for approximately 57% and 48% of total accounts payable.

Inventories

Inventories, which consist of raw materials, are stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method.  At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence.  This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors.  Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values.  Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories.  At March 31, 2014 and December 31, 2013, we did not have a reserve for slow-moving or obsolete inventory.

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

Impairment of Long-Lived Assets

We account for our long-lived assets in accordance with the accounting standards which require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical carrying value of an asset may no longer be appropriate.  We consider the carrying value of assets may not be recoverable based upon its review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends.  An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of March 31, 2014 and December 31, 2013, we do not believe there have been any other impairments of our long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for our products will continue, which could result in impairment of long-lived assets in the future.

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

Revenues under long-term construction contracts are generally recognized using the completed-contract method of accounting.  Long-term construction-type contracts for which reasonably dependable estimates cannot be made or for which inherent hazards make estimates difficult are accounted for under the completed-contract method. Revenues under the completed-contract method are recognized upon substantial completion – that is acceptance by the customer, compliance with performance specifications demonstrated in a factory acceptance test or similar event.  Accordingly, during the period of contract performance, billings and costs are accumulated on the balance sheet, but no profit or income is recorded before completion or substantial completion of the work.  Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable.  Changes in estimate of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed.  We have  deferred all amounts received on our contract with Efficient Energy Conversion Turbo Machinery, B.V. (“EECT”) until the contract is substantially complete, at which time all advanced payments received on the contract ($701,000), will be recorded as revenue.  As of March 31, 2014 and December 31, 2013, we had a provision for contract loss of approximately $75,000 and $100,000, respectively, related to our contract with EECT.

Research and Development Costs

Research and development costs are expensed as incurred.  Research and development was $792,000 and $276,000 for the three months ended March 31, 2014 and 2013, respectively.

Share-Based Compensation

We maintain a stock option plan (see Note 10) and record expenses attributable to the stock option plan. We amortize share-based compensation from the date of grant on a straight-line basis over the requisite service (vesting) period for the entire award.

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

Income Taxes

We account for income taxes under FASB ASC 740 “Income Taxes.” Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that we will not realize tax assets through future operations.

Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive.  Options and warrants to purchase approximately 9.3 million and no shares of common stock were outstanding at March 31, 2014 and 2013, respectively, but were excluded from the computation of diluted loss per share due to the anti-dilutive effect on net loss per share.

	Three Months Ended March 31,
	2014	2013

Net loss	$(1,979,000)	$(793,000)
Weighted average number of common shares outstanding:
Basic and diluted	72,554,000	63,051,000
Net loss attributable to common stockholders per share:
Basic and diluted	$(0.03)	$(0.01)

Comprehensive Income (Loss)

We have no items of other comprehensive income (loss) in any period presented. Therefore, net loss as presented in our Condensed Consolidated Statements of Operations equals comprehensive loss.

Recently Issued Accounting Pronouncements

Effective January 1, 2014, tweadopted FASB ASU 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting (“ASU 2013-07”). The amendments in ASU 2013-07 clarify when an entity should apply the liquidation basis of accounting and provide principles for the recognition and measurement of associated assets and liabilities. In accordance with the amendments, the liquidation basis is used when liquidation is imminent.  Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces. The adoption of ASU 2013-07 did not have a material impact on our condensed consolidated financial statements.

Effective January 1, 2014, we adopted FASB ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The amendments in ASU 2013-11 clarify that an unrecognized tax benefit, or a portion of  an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed.  In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The adoption of ASU 2013-11 did not have a material impact on our condensed consolidated financial statements.

Subsequent Events

April 2014 Private Placement

On April 16, 2014, we closed a securities purchase agreement (the “April 2014 SPA”), with five institutional and accredited investors.  Pursuant to the terms of the April 2014 SPA, we issued and sold to these investors our senior secured convertible notes in the aggregate original principal amount of $4,575,000 (the “Notes”), and warrants to purchase up to 4,097,015 shares of our common stock (the “Warrants”), on the terms set forth below (the “April 2014 Private Placement”).

The Notes mature 18 months from their issuance and were purchased for $4,003,125 in the aggregate with an original issue discount of $571,875.  The Notes contain an Original Issue Discount and the Notes bear an effective annual interest rate of 8.61%, which increases to 15% if there is an event of default (as defined in the Notes).  The initial conversion price of the Notes is $0.67 per share.  Beginning on July 1, 2014, we will pay to the Note holder an amount equal to (i) one-sixteenth (1/16th) of the original principal amount of the Note (or the principal outstanding on such date, if less) plus (ii) the accrued and unpaid interest with respect to such principal plus (iii) the accrued and unpaid late charge (if any) with respect to such principal and interest (each, an “Installment Amount”). The Holder has the ability to defer such monthly payment s in its sole discretion.  Up to four times prior to maturity of the Notes, each holder may accelerate payment of the sum of the following: (a) the Installment Amount, (b) any Installment Amount which payment such Note holder previously deferred, and (c) any accrued and unpaid interest and late charges, if any; provided, however, that any such accelerated amount shall not be greater than two times the amount set forth in clause (a) above. Each monthly payment may be made in cash, in shares of our common stock, or in a combination of cash and shares of its common stock. Our ability to make such payments with shares of our common stock will be subject to the satisfaction of certain equity conditions.  Subject to the satisfaction of certain equity conditions, we may redeem all, but not less than all, of the Notes then outstanding at any time at 115% of the then outstanding principal amount of such holder’s Note plus the accrued and unpaid interest with respect to such principal plus the accrued and unpaid late charges (if any) being redeemed.

The Warrants issued to the investors are immediately exercisable, have an initial exercise price of $0.78 per share and expire on the 60-month anniversary of their initial issuance.  If we sell or issue shares of Common Stock at less than the then applicable exercise price (subject to certain exceptions), then the exercise price shall be reduced to the price of such dilutive issuance.

In connection with the sale of the Notes and the Warrants, we entered into a registration rights agreement to register 135% of the shares issuable under the Notes and the Warrants.  In addition, we entered into a pledge and security agreement granting security interest of all of our personal property to the collateral agent for the investors, as well as a special deposit account control agreement (the “Control Agreement”) granting the collateral agent control of the control account established to hold a portion of the proceeds from the investors.  We received gross proceeds of $4.0 million, less transaction expenses of approximately $250,000, of which $2.3 million was placed in a control account pursuant the Control Agreement and is restricted to our use.

Stock Option Re-Pricing

On April 28, 2014, our board of directors approved the re-pricing and vesting schedules of outstanding stock options of 8,630,000 shares of our common stock previously granted to officers, directors, employees and consultants pursuant to the 2013 Equity Incentive Award Plan.  The options were re-priced at $0.35, the closing price of our stock on April 28, 2014.

The Outstanding Options had been issued with exercise prices ranging from $1.00 to $1.54 per share.  The vesting schedule for the Outstanding Options also varied.

The re-pricing and vesting schedule changes are being effected by cancelling the Outstanding Options and concurrently entering into new Stock Option Agreements with the Optionees (the “New Options”) to reflect the new exercise price and vesting schedule.   The New Options will all have the following vesting schedule, 15% of the total number of shares granted shall vest immediately upon signing the new Stock Option Agreements, and 1/36 of the remainder number of shares shall vest each full month thereafter.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2013

	Three Months Ended March 31,
	2014	2013
	(unaudited)

Total revenues	$-	$4,000
Total costs of goods sold	-	4,000
Gross Profit (Loss)	-	—

Operating expenses:
Selling, general, and administrative	1,184,000	507,000
Research and development	792,000	276,000
Total operating expenses	1,976,000	783,000
Operating loss	(1,976,000)	(783,000)

Other income (expenses):
Interest expense	(2,000)	—
Interest expense – related party	—	(10,000)
Total other income (expenses), net	(2,000)	(10,000)
Loss before provision for income taxes	(1,978,000)	(793,000)
Provision for income taxes	1,000	—
Net loss	$(1,979,000)	$(793,000)

Loss per share – basic and diluted	$(0.03)	$(0.01)
Weighted average common shares – basic and diluted	72,554,000	63,051,000

Revenue

Our revenue primarily consists of General Oxidizer sales as well as engineering services.  For the three months ended March 31, 2014 we had revenue of $0 compared to $4,000 for the same period of the prior year.  The revenue was primarily from engineering services.

Cost of Goods Sold

Cost of goods sold primarily consisted of materials, labor to produce the Gradual Oxidizer, warranty, applicable overhead allocations and labor related to engineering services.  For the three months ended March 31, 2014, we had cost of goods sold of $0 compared to $4,000 for the same period of the prior year. Contributing to the cost of goods sold were the costs of labor for engineering services.

Gross Profit (Loss)

As sales are generated and increased, management anticipates that costs of sales will continue to decrease as a percentage of sales as we will experience economics of scale.

 Selling, general and administrative expenses

Selling, general and administrative expenses costs include officer compensation, salaries and benefits, stock-based compensation expense, consulting fees, legal expenses, intellectual property costs, accounting and auditing fees, investor relations costs, insurance, public company reporting costs and listing fees, and corporate overhead related costs.  Total selling, general and administrative expenses for the three months ended March 31, 2014 was approximately $1.2 million compared to $0.5 million for the same period of the prior year.  The increase of $0.7 million was primarily due to the increase of stock-based compensation expense related to stock option grants issued in mid 2013.

As we continue to further develop our infrastructure, expand our business and incur expenses related to being a public company, we anticipate that our selling, general and administrative expenses will increase in absolute dollars as well as a percentage of total revenues.

Research and development

Research and development costs include development expenses for the Gradual Oxidizer including salaries and benefits, consultant fees, cost of supplies and materials for samples and prototypes, depreciation, as well as outside services costs.  Research and development expense for the three months ended March 31, 2014 was approximately $0.8 million compared to $0.3 million for the same period of the prior year.  The increase of $0.5 million was primarily due to development costs of the FP250.   As we continue to develop future generations of our product, we anticipate that our research and development costs will increase in absolute dollars as well as a percentage of our total revenues.

Other Expenses:

Other expenses, which consisted primarily of interest expense, consisted of interest related to our capital lease obligations for the three months ended March 31, 2014.  For the three months ended March 31, 2013, the related party interest expense was primarily due to our related party notes payable.

Net Loss

For the three months ended March 31, 2014, our net loss was approximately $2.0 million, primarily from selling, general and administrative expenses, including stock-based compensation expenses and continue research and development costs for the FP 250.  For the three months ended March 31, 2013, our net loss of $0.8 million, consisting primarily of operating expenses.

Earnings per share

Earnings per share, basic and diluted were ($0.03) and ($0.01) for the three months ended March 31, 2014 and 2013, respectively.

Liquidity

Cash Flows used in Operating Activities

Our cash used in operating activities were approximately $1.0 million and $0.5 for the three months ended March 31, 2014 and 2013, respectively.  Cash flow used in operations resulted primarily from net losses of approximately $2.0 million and $0.8 million for the three months ended March 31, 2014 and 2013, respectively, offset in part by stock-based compensation, depreciation and amortization and increases in accounts payable.

Cash Flows from Investing Activities

Cash used in investing activities was attributable to the purchase of property and equipment of $13,000 for the three months ended March 31, 2014.  There were no cash in investing activities for the three months ended March 31, 2013.

Cash Flows from Financing Activities

Net cash used by financing activities was $3,000 for the three months ended March 31, 2014 for capital lease payments. Cash provided by financing activities was $447,000 for the three months ended March 31, 2013 and was primarily for related party advances and proceeds for the exercise of stock options.

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

For the three months ended March 31, 2014, we have incurred losses from operations and have an accumulated deficit of approximately $9.5 million, a net loss of approximately $2.0 million and we used cash in operations of approximately $1.0 million as of and for the three months ended March 31, 2014, which raises substantial doubt about our ability to continue as a going concern.

We expect to continue to incur substantial additional operating losses from costs related to the continuation of product and technology development and administrative activities.  Our cash on hand at March 31, 2014 and May 9, 2014 was approximately $0.2 million and $3.4 million (including restricted cash of $2.3 million), respectively.  On April 16, 2014, we closed $4.6 million of senior secured financing, whereby the lender made available gross proceeds of $4.0 million, of which $2.3 million is constrained in a Control Account subject to be released at the lender’s option when we are not in default and there is no Equity Control Failure (as defined in the Notes) and to the extent such funds exceed the aggregate principal amount then outstanding.  We project that our unrestricted cash balance of $1.1 million as of May 9, 2014, will continue to meet our working capital needs, general corporate purposes, and related obligations into the third quarter of 2014.  To the extent that the lender, at its sole option, releases funds from the Control Account, we will be able to meet our operating needs and obligations further into 2014. We will need to obtain additional financing to continue operations.  We cannot guarantee that we will be able to complete the financing on a timely basis, with favorable terms or at all. In addition, we may have to significantly reduce costs and delay projects, which would adversely affect our business, customers and program development.

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

Our principal sources of liquidity are cash and receivables.  As of March 31, 2014, cash and cash equivalents (including restricted cash) were $0.2 million or 9.7% of total assets compared to $1.2 million, or 40.4% at December 31, 2013.  The decrease in cash and cash equivalents was primarily attributable to cash used in operating activities of $1.0 million.

The Company has not yet achieved profitable operations and has yet to establish an ongoing source of revenue to cover operating costs and meet its ongoing obligations. Our cash needs for the next 12 months are projected to be in excess of $10.5 million which includes the following:

●	Employee, occupancy and related costs: $3.4 million
●	Professional fees and business development costs: $1.6 million
●	Research and development programs: $3.5 million
●	Corporate filings: $0.5 million
●	Working capital: $1.5 million

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

As of March 31, 2014, the end of the quarterly period covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were ineffective at the reasonable assurance level.   Such conclusion is due to the presence of material weaknesses in internal control over financial reporting as described below.   Management anticipates that our disclosure controls and procedures will remain ineffective until such material weaknesses are remediated.

Changes in Internal Control over Financial Reporting

Remediation of Material Weaknesses

To address the material weaknesses described above, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

We are attempting to remediate the material weaknesses in our disclosure controls and procedures and internal controls over financial reporting identified above by refining our internal procedures (see below).  During the quarter ended March 31, 2014, we initiated the following corrective actions, which management believes are reasonably likely to materially affect over our financial reporting as they are designed to remediate the material weaknesses as described above:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

ENER-CORE, INC. (Registrant)

Date: May 12, 2014	By:	/s/ Alain Castro
Alain Castro Chief Executive Officer

Date: May 12, 2014	By:	/s/ Kelly Anderson
Kelly Anderson Chief Financial Officer