Form 10-Q
period 2014-06-30
Ener-Core Inc.
filed 2014-08-19
CIK 1495536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

As of August 18, 2014 there were 86,015,704 shares of the issuer's common stock outstanding.

ENER-CORE, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FINANCIAL STATEMENTS

Index to the Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013	4

Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2014 and 2013	5

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013	6

Notes to Unaudited Condensed Consolidated Financial Statements	8

Ener-Core, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$446,000	$1,201,000
Accounts receivable	157,000	16,000
Restricted cash	2,338,000	50,000
Costs in excess of billings on uncompleted contracts	-	801,000
Inventory	29,000	29,000
Prepaid expenses and other current assets	100,000	46,000
Total current assets	3,070,000	2,143,000
Property and equipment, net	690,000	764,000
Intangibles, net	37,000	41,000
Deposits	28,000	28,000
Total assets	$3,825,000	$2,976,000
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	414,000	419,000
Accrued expenses	391,000	266,000
Unearned revenue	46,000	701,000
Warranty liability	22,000	-
Provision for contract loss	15,000	100,000
Convertible secured notes payable, net of discounts – short term	738,000	-
Capital leases payable – short term	18,000	8,000
Total current liabilities	1,644,000	1,494,000
Long term liabilities:
Other	27,000	6,000
Derivative liabilities	1,948,000	-
Capital lease payable – long term	42,000	29,000
Convertible secured notes payable, net of discounts - long term	1,141,000	-
Total liabilities	4,802,000	1,529,000
Commitments and contingencies (Note 14)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value. Authorized 50,000,000 shares; no shares issued and outstanding at June 30, 2014 and December 31, 2013	-	-
Common stock, $0.0001 par value. Authorized 200,000,000 shares; 72,462,000 and 72,554,000 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	7,000	7,000
Additional paid-in capital	11,468,000	8,945,000
Accumulated deficit	(12,452,000)	(7,505,000)
Total stockholders’ (deficit) equity	(977,000)	1,447,000
Total liabilities and stockholders’ (deficit) equity	$3,825,000	$2,976,000

See accompanying notes to condensed consolidated financial statements.

Ener-Core, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Revenues	$810,000	$3,000	$810,000	$7,000
Revenues – related party	-	9,000	-	9,000
Total revenues	810,000	12,000	810,000	16,000
Cost of good sold:
Cost of goods sold	803,000	2,000	803,000	6,000
Cost of goods sold – related party	-	6,000	-	6,000
Total costs of goods sold	803,000	8,000	803,000	12,000
Gross Profit	7,000	4,000	7,000	4,000

Operating expenses:
Selling, general, and administrative	1,607,000	1,440,000	2,791,000	1,947,000
Research and development	953,000	394,000	1,745,000	670,000
Total operating expenses	2,560,000	1,834,000	4,536,000	2,617,000
Operating loss	(2,553,000)	(1,830,000)	(4,529,000)	(2,613,000)

Other income (expenses):
Interest expense	(5,000)	-	(7,000)	-
Amortization of debt discount	(540,000)		(540,000)
Interest expense – related party	-	-	-	(10,000)
Gain on derivative liabilities	130,000	-	130,000	-
Total other income (expenses), net	(415,000)	-	(417,000)	(10,000)
Loss before provision for income taxes	(2,968,000)	(1,830,000)	(4,946,000)	(2,623,000)
Provision for income taxes	-	-	1,000	-
Net loss	(2,968,000)	(1,830,000)	$(4,947,000)	$(2,623,000)

Loss per share – basic and diluted	(0.04)	(0.03)	$(0.07)	$(0.04)
Weighted average common shares – basic and diluted	72,462,000	65,450,000	72,508,000	64,257,000

See accompanying notes to condensed consolidated financial statements.

Ener-Core, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows used in operating activities:
Net loss	$(4,947,000)	$(2,623,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	120,000	105,000
Amortization of debt discount	540,000	-
Fair value of derivative liability	(130,000)	-
Stock-based compensation	2,369,000	45,000
Changes in assets and liabilities:
Accounts and other receivables	(141,000)	-
Payments on contract loss	(63,000)	-
Prepaid expenses and other current assets	(54,000)	(68,000)
Deferred revenue	(655,000)	-
Accounts payable	(5,000)	691,000
Accrued expenses	(61,000)	500,000
Other liabilities	21,000
Costs in excess of billings of uncompleted contracts	801,000	-
Net cash used in operating activities	(2,205,000)	(1,350,000)
Cash flows used in investing activities:
Restricted cash	(2,288,000)	-
Purchases of property and equipment	(13,000)	(3,000)
Net cash used in investing activities	(2,301,000)	(3,000)
Cash flows from financing activities:
Proceeds from issuance of common stock	-	728,000
Advance from related party	-	184,000
Proceeds from related party notes payable and advance	-	560,000
Proceeds from note payable	3,757,000	-
Proceeds from exercise of stock options	-	3,000
Repayment of capital leases payable	(6,000)	-
Net cash provided by financing activities	3,751,000	1,475,000
Net increase (decrease) in cash and cash equivalents	(755,000)	122,000
Cash and cash equivalents at beginning of period	1,201,000	93,000
Cash and cash equivalents at end of period	$446,000	$216,000

See accompanying notes to condensed consolidated financial statements.

Ener-Core, Inc. (Successor)
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)

	Six Months Ended June 30,
	2014	2013
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1,000	$-
Interest	$4,000	$-
Supplemental disclosure of non-cash activities:
Conversion of accounts payable into common stock	$-	$227,000
Conversion of advances from related party into common stock	$-	$184,000
Conversion of notes payable into common stock	$-	$260,000
Capital leases for purchase of equipment	$29,000	$-
Debt discount and derivative liabilities recorded upon issuance of warrants and convertible secured notes	$2,078,000	$-
Original issue discount of convertible secured note issued	$572,000	$-
Debt discount and accrued broker fees upon issuance of convertible secured note	$186,000
Debt discount for warrants issued for broker fee in convertible secured note	$154,000	$-
Warranty liability recorded for product commissioned	$22,000	$-

See accompanying notes to condensed consolidated financial statements.

Ener-Core, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 -  Description of Business

Organization

Ener-Core, Inc. (the “Company”, “we”, “us”, “our”), a Nevada corporation, was formed on April 29, 2010 as Inventtech, Inc.  As further described under “Reverse Merger” below, on July 1, 2013, we acquired our wholly owned subsidiary, Ener-Core Power, Inc., (formerly Flex Power Generation, Inc.), a Delaware corporation (“Ener-Core Power” or “Successor”).  The shareholders of Ener-Core Power are now our majority shareholders and its management is now our management.  Therefore the acquisition is treated as a “reverse merger” and our financial statements are those of Ener-Core Power.  All equity amounts presented have been retroactively restated to reflect the reverse merger as if it had occurred November 12, 2012.

Reverse Merger

We entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ener-Core Power and Flex Merger Acquisition Sub, Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”), pursuant to which the Merger Sub would merge with and into Ener-Core Power, with Ener-Core Power as the surviving entity (the “Merger”). Prior to the Merger, we were a public reporting “shell company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.  The Merger Agreement was approved by the boards of directors of each of the parties to the Merger Agreement.  In April 2013, the pre-merger public shell company effected a 30-for-1 forward split of its common stock.  All share amounts have been retroactively restated to reflect the effect of the stock split.

As provided in the Contribution Agreement dated November 12, 2012 (the “Contribution Agreement”) by and among FlexEnergy, Inc. (“FlexEnergy” or “Parent”), FlexEnergy Energy Systems, Inc. (“FEES”), and Ener-Core Power, Ener-Core Power was spun-off from FlexEnergy as a separate corporation.  As a part of that transaction, Ener-Core Power received all assets (including intellectual property) and certain liabilities pertaining to the Gradual Oxidizer business (Predecessor), the business carved out of Parent.  The owners of Predecessor did not distribute ownership of Successor entity pro rata.  The assets and liabilities were transferred to us and recorded at their historical carrying amounts since the transaction was a transfer of net assets between entities under common control.

On July 1, 2013, Ener-Core Power completed the Merger with us.  The Merger was accounted for as a “reverse merger” and recapitalization. As part of the Merger, the pre-Merger public shell company shareholders cancelled 120,520,000 of common stock which were then outstanding.  This cancellation has been retroactively accounted for as of the inception of Ener-Core Power on November 12, 2012. Accordingly, Ener-Core Power was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of Ener-Core Power.  Accordingly, the assets and liabilities and the historical operations that are reflected in the financial statements are those of Ener-Core Power and are recorded at the historical cost basis of Ener-Core Power.  Our assets, liabilities and results of operations were de minimis at the time of the Merger.

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

We sell our products directly and through distributors currently in two countries, the United States and Netherlands.

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

We have sustained recurring net losses and negative cash flows since inception and have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. As of August 18, 2014, we have a substantial working capital deficit and require significant additional capital immediately to continue operations. We must secure additional funding to pay our current liabilities, continue as a going concern and execute our business plan.

Management’s plan is to obtain such resources by obtaining capital sufficient to meet our operating expenses by seeking additional equity and/or debt financing. The cash and cash equivalents balance (including restricted cash) on June 30, 2014 and August 18, 2014, was $2.8 million and $0.4 million (including restricted cash of $2.3 million and $50,000), respectively. On April 16, 2014, we issued $4.6 million of senior secured convertible notes (see Note 8), with net proceeds of $3.8 million, of which $2.3 million was held in a control account subject to be released at the option of the lender representative when we are not in default and certain equity conditions are satisfied, and to the extent such restricted funds exceed the aggregate principal amount then outstanding.  On August 15, 2014, we converted $2.7 million of the notes into shares of our common stock (see Note 15), and on August 18, 2014, we received proceeds of $0.4 million from the control account.  The remaining $1.9 million in the control account was redeemed by the lenders. We project that our unrestricted cash balance of $0.4 million as of August 18, 2014, will continue to meet our working capital needs, general corporate purposes, and related obligations for the next 30 days.   However, as of August 18, 2014, our short term liabilities totaled $0.9 million.  Currently, we do not have adequate funds to satisfy these liabilities.  If we are unable to secure financing immediately, then we may be forced to cease or curtail operations immediately.

Management’s plan is to obtain capital sufficient to meet our operating expenses by seeking additional equity and/or debt financing, although no definitive agreement has been entered into in connection therewith as of August 18, 2014. We will need to obtain additional financing to continue operations beyond the next 30 days. We cannot guaranty that we will be able to complete a financing on a timely basis, with favorable terms or at all. Even if we are able to secure financing, we may still have to significantly reduce costs and delay projects, which would adversely affect our business, customers and program development.

We will pursue raising additional debt or equity financing to fund our operations and product development.  If future funds are raised through issuance of equity or debt, these securities could have rights, privileges, or preferences senior to those of common stock and debt covenants that could impose restrictions on the Company’s operations. The sale of additional equity securities or debt financing will likely result in additional dilution to the Company’s current shareholders.   Management’s inability to successfully complete any other financing will adversely impact our ability to continue as a going concern. If our business fails or we are unable to seek immediate financing, our investors may face a complete loss of their investment.

The accompanying consolidated financial statements do not give effect to any adjustments that might be necessary if we were unable to meet our obligations or continue operations as a going concern.

Ener-Core, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Note 2 -  Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting. We have condensed or omitted certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with GAAP pursuant to such rules and regulations. The unaudited condensed financial statements reflect all adjustments, which are normal and recurring, that are, in the opinion of management, necessary to fairly state the financial position as of June 30, 2014 and the results of operations for the related three and six months ended June 30, 2014 and 2013, respectively, and results of cash flows for the six months ended June 30, 2014 and 2013, respectively.  The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any future periods. The unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2013, that have been included in the Company's annual report on Form 10-K filed on April 15, 2014.

The accompanying condensed consolidated financial statements include our accounts and our wholly-owned subsidiary, Ener-Core Power.  All significant intercompany transactions and accounts have been eliminated in consolidation. All amounts are rounded to the nearest $000, except certain per share amounts within the footnotes.

The accompanying financial statements have been prepared in accordance with GAAP.

Segments

We operate in one segment.  All of our operations are located domestically.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  Significant items subject to such estimates and assumptions include but are not limited to: collectability of receivables; the valuation of certain assets, useful lives, and carrying amounts of property and equipment, equity instruments and share-based compensation; provision for contract losses; valuation allowances for deferred income tax assets; valuation of derivative liabilities; and exposure to warranty and other contingent liabilities.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

Foreign Currency Adjustments

Our functional currency for all operations worldwide is the U.S. dollar.  Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Income statement accounts are translated at average rates for the year.  At June 30, 2014 and December 31, 2013, we did not hold any foreign currency asset or liability amounts.  Gains and losses resulting from foreign currency transactions are reported as other income in the period they occurred.

Ener-Core, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Concentrations of Credit Risk

Cash and Cash Equivalents

We maintain our non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation (“FDIC”) provides insurance coverage of up to $250,000.  For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to these deposits.  At June 30, 2014, we had $2.3 million in excess of the FDIC limit.

We consider all highly liquid investments available for current use with an initial maturity of three months or less and are not restricted to be cash equivalents.  We invest our cash in short-term money market accounts.

Restricted Cash

The Special Deposit Account Control Agreement

In conjunction with our convertible secured notes payable dated April 16, 2014 (see Note 8), we entered into a Special Deposit Account Control Agreement whereby $2.3 million of the proceeds from the convertible secured notes was placed in a control account that the lender representative controls, with the funds to be released at the lender representative’s option, or when the outstanding convertible secured notes payable are less than the balance in the control account, at which time the lender representative would release the funds.

Collateral Account

Under a credit card processing agreement with a financial institution that was entered in 2013, we are required to maintain funds on deposit with the financial institution as collateral.  The amount of the deposit is at the discretion of the financial institution, and was $50,000 on June 30, 2014 and December 31, 2013.

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for international customers, are supported by guarantees or letters of credit.  For those customers to whom we extend credit, we perform periodic evaluations of them and maintain allowances for potential credit losses as deemed necessary.  We generally do not require collateral to secure accounts receivable.  We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in existing accounts receivable.  We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

At June 30, 2014 and December 31, 2013, we did not have any allowance for doubtful accounts.  Although we expect to collect amounts due, actual collections may differ from the recorded amounts.

As of June 30, 2014 and December 31, 2013, two customers accounted for 98% of total accounts receivable. One customer accounted for 100%  of net revenues for the three and six months ended June 30, 2014.  A different customer accounted for 99.7% of net revenues for the three and six months ended June 30, 2013.

Accounts Payable

As of June 30, 2014 and December 31, 2013, two vendors collectively accounted for approximately 46% and 48% of total accounts payable. There were no purchases made for the six months ended June 30, 2014. For the six months ended June 30, 2013, one vendor accounted for 100% of our purchases.  There were no purchases made for the three months ended June 30, 2013 and 2014.

Inventory

Inventory, which consists of raw materials, is stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method.  At each balance sheet date, we evaluate our ending inventory for excess quantities and obsolescence.  This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors.  Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values.  Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories.  At June 30, 2014 and December 31, 2013, we did not have a reserve for slow-moving or obsolete inventory.

Ener-Core, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Costs in Excess of Billings on Uncompleted Contracts

Costs in excess of billings on uncompleted contracts in the accompanying consolidated balance sheets represents accumulation of costs for labor, materials, overhead and other costs that have been incurred. These costs will be recognized as costs of goods sold when the contract is considered complete in accordance with the completed-contract method.  Costs in excess of billings on uncompleted contracts were $0 and $801,000 at June 30, 2014 and December 31, 2013, respectively.  In June 2014, our contract with Efficient Energy Conversion Turbo Machinery, B.V. (“EECT”) was completed (see Note 14), resulting in the recognition of revenue related to the contract plus change orders and all associated costs.

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

Impairment of Long-Lived Assets

We account for our long-lived assets in accordance with the accounting standards which require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical carrying value of an asset may no longer be appropriate.  We consider the carrying value of assets may not be recoverable based upon its review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends.  An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of June 30, 2014 and December 31, 2013, we do not believe there have been any other impairments of our long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for our products will continue, which could result in impairment of long-lived assets in the future.

Ener-Core, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, derivative liabilities, Secured Notes payable and related debt discounts and capital lease liabilities.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014 and December 31, 2013. The carrying amounts of short-term financial instruments are reasonable estimates of their fair values due to their short-term nature or proximity to market rates for similar items.  See Note 9 for additional fair value disclosure.

Derivative Financial Instruments

The Company’s objectives in using derivative financial instruments are to obtain the lowest cash cost-source of funds. Derivative liabilities are recognized in the condensed consolidated balance sheets at fair value based on the criteria specified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) topic 815-40 “Derivatives and Hedging – Contracts in Entity’s own Equity.” The estimated fair value of the derivative liabilities is calculated using either the Black-Scholes-Merton or Monte Carlo simulation model method.   The Company’s common stock warrants issued in April 2014 along with the convertible secured notes payable and embedded derivatives have been bifurcated from the debt host and are classified as liabilities on the condensed consolidated balance sheet. The Company records the warrants and embedded derivative liabilities at fair value and adjusts the carrying value of the common stock warrants and embedded derivatives to their estimated fair value at each reporting date with the increases or decreases in the fair value of such warrants and derivatives at each reporting date, recorded as a gain or (loss) in the condensed consolidated statements of operations (See Notes 8 and 9).

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

Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenue is recorded.  We defer any revenue for which the services have not been performed or which is subject to refund until such time that we and our customer jointly determine that the services have been performed or no refund will be required.

Revenues under long-term construction contracts are generally recognized using the completed-contract method of accounting.  Long-term construction-type contracts for which reasonably dependable estimates cannot be made or for which inherent hazards make estimates difficult are accounted for under the completed-contract method. Revenues under the completed-contract method are recognized upon substantial completion – that is acceptance by the customer, compliance with performance specifications demonstrated in a factory acceptance test or similar event.  Accordingly, during the period of contract performance, billings and costs are accumulated on the balance sheet, but no profit or income is recorded before completion or substantial completion of the work.  Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable.  Changes in estimate of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed.  We had deferred all amounts received on our contract with EECT until the contract was substantially completed, which occurred in June 2014, at which time the entire contract, including change orders, was recorded as revenue.   As of June 30, 2014 and December 31, 2013, we had a provision for contract loss of approximately $15,000 and $100,000, respectively, related to our contract with EECT.

Ener-Core, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Research and Development Costs

Research and development costs are expensed as incurred.  Research and development was $1.0 million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively, and $1.7 million and $0.7 million for the six months ended June 30, 2014 and 2013, respectively.

Share-Based Compensation

We maintain a stock option plan (see Note 12) and record expenses attributable to the stock option plan. We amortize share-based compensation from the date of grant on a weighted average basis over the requisite service (vesting) period for the entire award.

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

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation.  Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive.  Approximately 23.6 million shares of common stock are issuable upon the exercise of outstanding options and warrants, and the conversion of debt, at June 30, 2014.  There were no options and warrants outstanding at June 30, 2013. Dilutive equivalents were excluded from the computation of diluted loss per share due to the anti-dilutive effect on net loss per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net loss	$(2,968,000)	$(1,830,000)	$(4,947,000)	$(2,623,000)
Weighted average number of common shares outstanding:
Basic and diluted	72,462,000	65,450,000	72,508,000	64,257,000
Net loss attributable to common stockholders per share:
Basic and diluted	$(0.04)	$(0.03)	$(0.07)	$(0.04)

Ener-Core, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Comprehensive Income (Loss)

We have no items of other comprehensive income (loss) in any period presented. Therefore, net loss as presented in our Condensed Consolidated Statements of Operations equals comprehensive loss.

Recently Issued Accounting Pronouncements

Effective January 1, 2014, we adopted FASB Accounting Standards Update (“ASU”) 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting (“ASU 2013-07”). The amendments in ASU 2013-07 clarify when an entity should apply the liquidation basis of accounting and provide principles for the recognition and measurement of associated assets and liabilities. In accordance with the amendments, the liquidation basis is used when liquidation is imminent.  Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces. The adoption of ASU 2013-07 did not have a material impact on our condensed consolidated financial statements.

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

Note 3 - Inventory

Inventory consists of the following:

	June 30, 2014	December 31, 2013
	(unaudited)
Raw materials	$29,000	$29,000
Work-in-process	—	—
Finished goods	—	—
Less: inventory reserve	—	—
Total inventory	$29,000	$29,000

Ener-Core, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Note 4 - Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2014	December 31, 2013
	(unaudited)
Prepaid rent	$26,000	$26,000
Prepaid insurance	2,000	11,000
Prepaid licenses	4,000	6,000
Prepaid fees	5,000	3,000
Prepaid deposit	8,000	-
Prepaid professional fees	55,000	-
Total	$100,000	$46,000

Note 5 - Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30, 2014	December 31, 2013
	(unaudited)
Machinery and equipment	$862,000	$849,000
Office furniture and fixtures	198,000	198,000
Computer equipment and software	126,000	97,000
Total cost	1,186,000	1,144,000
Less accumulated depreciation	(496,000)	(380,000)
Net	$690,000	$764,000

Assets recorded under capital leases and included in property and equipment in our balance sheets consist of the following:

	June 30, 2014	December 31, 2013
	(unaudited)
Machinery and equipment	$27,000	$27,000
Computer equipment and software	46,000	17,000
Total assets under capital lease	73,000	44,000
Less accumulated depreciation	(11,000)	(1,000)
Net assets under capital lease	$62,000	$43,000

Depreciation expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development	$29,000	$25,000	$58,000	$51,000
General and administrative	29,000	26,000	58,000	51,000
	$58,000	$51,000	$116,000	$102,000

Amortization of assets under capital lease was $5,000 and $0 for the three months ended June 30, 2014 and 2013, respectively, and $10,000 and $0 for the six months ended June 30, 2014 and 2013, respectively.

Ener-Core, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Note 6 - Intangibles, Net

Intangibles, net consisted of the following:

	June 30, 2014	December 31, 2013
	(unaudited)
Patents	$80,000	$80,000
Less accumulated amortization	(43,000)	(39,000)
Net	$37,000	$41,000

Our patents are amortized over their remaining life.  Amortization expense related to these intangible assets was $2,000 for the three months ended June 30, 2014 and 2013, and $4,000 for the six months ended June 30, 2014 and 2013.

Amortization expense on intangible assets is $3,000 for the remainder of 2014, $7,000 per year for the years ending December 31, 2015 through December 31, 2018, and $6,000 for the year ending December 31, 2019.

We continue to invest in our intellectually property portfolio and are actively filing for patent protection for our technology in both the United States and abroad.  The costs, including legal, associated with compiling and filing patent applications are expensed in selling, general and administrative expenses as incurred.

Note 7 - Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2014	December 31, 2013
	(unaudited)
Accrued professional fees	$213,000	$81,000
Accrued interest	3,000	-
Accrued payroll	26,000	26,000
Accrued vacation	87,000	76,000
Accrued expense reports	10,000	29,000
Accrued board fees	10,000	-
Accrued taxes	-	7,000
Accrued other	7,000	12,000
Accrued liabilities owed by Parent - reimbursable under Contribution Agreement	35,000	35,000
Total accrued expenses	$391,000	$266,000

Ener-Core, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

NOTE 8 – Convertible Secured Promissory Notes Payable

Secured Notes

On April 16, 2014, the Company sold $4.6 million of convertible secured promissory notes (“Secured Notes”) with an original issue discount of $0.6 million along with warrants to purchase up to 4.1 million shares of its common stock in a private placement to five institutional investors. The Company received gross proceeds of $4.0 million, less transaction expenses of approximately $0.2 million, of which $2.3 million has been placed in a control account pursuant the Control Agreement.  In connection with the issuance of the Secured Notes, the Company agreed to pay the placement agent 6.5% of the total principal amount of the Secured Notes, of which $0.2 million will be paid as the funds are released from the control account.  The placement agent was granted warrants to purchase up to 0.7 million shares of common stock.  The warrants are exercisable at $0.78 per share (subject to future anti-dilution adjustments) and expire on April 15, 2019.  The Company intends to use the proceeds for general corporate purposes.

The Secured Notes bear interest at a rate of 0.28% per year, subject to certain adjustments, and were originally set to mature in October 2015. The Secured Notes are convertible, at the holders’ option, into shares of the Company's common stock at $0.67 per share, subject to customary adjustments. Interest on the Secured Notes is payable quarterly and the principal amount of the Secured Notes will amortize monthly with payments originally set to begin on July 16, 2014. On each of the principal installment dates, the Company’s scheduled principal amortization payment will be an amount equal to $286,000. Monthly installment payments may be settled, at the Company’s option, in cash or shares of common stock, subject to certain conditions including: (i) the daily dollar trading volume of the Company's common stock during the thirty (30) trading days prior to the applicable date of determination shall be at least $50,000 commencing August 9, 2014; and (ii) the daily weighted average price of the Company's common stock for each trading day during the thirty (30) trading days ending on the trading day immediately prior to the applicable date of determination was initially set to be at least $0.50. Also subject to certain conditions, at any time, the holder may accelerate a limited amount of scheduled amortization payments.  On July 11, 2014, the Company and the holders of the Secured Notes amended certain of these terms of the Secured Notes (see Note 15).

In connection with the sale of the Secured Notes, the Company issued warrants to purchase up to 4.1 million shares of its common stock. The warrants are exercisable at $0.78 per share, subject to potential future anti-dilution adjustments. The warrants are exercisable immediately through April 15, 2019. In addition, the exercise price is also subject to a “full ratchet” pricing anti-dilution adjustment, subject to customary exceptions, in the event that the Company issues or is deemed to have issued securities at a price lower than the then applicable exercise price.

The Secured Notes were initially recorded net of a discount of $3.2 million, reflecting the fair value of the warrants and embedded derivatives within the Secured Notes on the issuance date and costs related to the issuance of the Secured Notes. See Note 9 for further detail on the fair value of the warrants and derivatives. The $3.2 million debt discount will be amortized through Other Expense on the condensed consolidated statements of operations, using the effective interest method, over the term of the Secured Notes.

Secured Notes payable consisted of the following:

	Secured Notes	Debt Discount	Net Total
Original Value - April 16, 2014	$4,575,000	$(3,236,000)	$1,339,000
Installation of payments	-	-	-
Amortization of debt discount	-	540,000	540,000
Ending balance - June 30, 2013	4,575,000	(2,696,000)	1,879,000

Less: Current Portion	(3,145,000)	2,407,000	(738,000)
Long Term Portion	$1,430,000	$(289,000)	$1,141,000

Derivative Liabilities

We apply the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. The standard applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.

Ener-Core, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants and embedded conversion features using the Binomial Lattice model using the following assumptions:

2014
Annual dividend yield	—
Expected life (years)	1.5-5.0
Risk-free interest rate	0.08%-0.63%
Expected volatility	47.48%-52.22%

Expected volatility is based primarily on historical volatility of us and our peer group. Historical volatility was computed using weekly pricing observations for us and daily pricing observations for our peer group for recent periods that correspond to the expected term. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants.

We currently have no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on one-year to five-year U.S. Treasury securities consistent with the remaining term of the warrants.

The $2.1 million fair values of the warrants and embedded derivatives, which require bifurcation from the debt host, were recorded within long-term liabilities on the condensed consolidated balance sheets. The embedded derivatives relate to the conversion option, redemption in the case of an event of default and redemption in the case of a change in control features of the convertible secured note. The warrants and embedded derivatives will be marked to market quarterly, with any change recorded as an adjustment to the carrying value of these liabilities and the gain or (loss) on warrants and derivatives liabilities recorded in the consolidated statements of operations. The fair value of the warrants and embedded derivatives from the issuance date to the end of the quarter declined $0.1 million. Accordingly, this amount was recorded as a gain on derivative liabilities in the condensed consolidated statements of operations (see Note 9).

Derivative liabilities consisted of the following:

	Warrants Liability	Embedded Note Conversion Feature	Total
Original Value - April 16, 2014	$1,250,000	$828,000	$2,078,000
Adjustment to fair value	(26,000)	(104,000)	(130,000)
Ending balance - June 30, 2014	$1,224,000	$724,000	$1,948,000

Note 9 – Fair Value Measurements and Disclosures

Fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk, including the Company's own credit risk.

Inputs used in measuring fair value are prioritized into a three-level hierarchy based on whether the inputs to those measurements are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. The fair-value hierarchy requires the use of observable market data when available and consists of the following levels:

●	Level 1 – Quoted prices for identical instruments in active markets;

●
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets; and

●	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

Ener-Core, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The following tables present information on the Company’s financial instruments:

	Fair Value	Level 1	Level 2	Level 3
Derivative liabilities
Embedded note conversion feature	724,000	-	-	724,000
Warrant liability	1,224,000	-	-	1,224,000

Note 10 - Notes and Capital Leases Payable

Notes Payable

On October 24, 2013, we entered into a Loan, Security and Guarantee agreement with the Export-Import Bank of the United States (“Ex-Im Bank”).  Under this agreement, pursuant to the Global Credit Express Program, we can borrow up to a maximum amount of $400,000 from November 4, 2013 until November 4, 2014.  All outstanding principal and accrued and unpaid interest under each disbursement is due and payable in full on November 4, 2014 or per the conditions precedent noted below.  Interest accrues at a rate of 4.24% per year. There were no outstanding principal amounts as of June 30, 2014 and December 31, 2013.

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

Capital Leases Payable

Capital leases payable consisted of the following:

	June 30, 2014	December 31, 2013
	(unaudited)
Capital lease payable to De Lange Landon secured by forklift, 10.0% interest, due on October 1, 2018, monthly payment of $451.50.	19,000	20,000
Capital lease payable to Dell Computers secured by computer equipment, 15.09% interest, due on November 16, 2016, monthly payment of $607.58.	15,000	17,000
Capital lease payable to Dell Computers secured by computer equipment, 15.09% interest, due on December 15, 2016, monthly payment of $604.93.	$15,000	$-
Capital lease payable to Dell Computers secured by computer equipment, 15.09% interest, due on January 3, 2017, monthly payment of $415.40.	11,000	-
Total capital leases	60,000	37,000
Less: current portion	(18,000)	(8,000)
Long-term portion of capital leases	$42,000	$29,000

Ener-Core, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of June 30, 2014, are as follows:

Year Ending December 31	Amount
2014	$14,000
2015	25,000
2016	24,000
2017	6,000
2018	5,000
Net minimum lease payments	74,000
Less: Amount representing interest	(13,000)
Less: Taxes	(1,000)
Present value of net minimum lease payments	60,000
Less: Current maturities of capital lease obligations	(18,000)
Long-term capital lease obligations	$42,000

Note 11 - Equity

In April 2013, we sold and issued 1,867,000 shares of our common stock to  a stockholder at $0.75 per share in consideration of approximately $728,000 in cash proceeds and for the conversion of approximately $671,000 of our debt and working capital obligations that we had incurred between the spin-off transaction under the Contribution Agreement in November 2012 and March 2013.  Certain cash proceeds were received, and all repayments occurred, in April 2013, and additional cash proceeds were received in June 2013.

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

Note 12 -  Stock Options and Warrants

On July 1, 2013, our Board of Directors adopted and approved the 2013 Equity Incentive Plan.  The plan authorizes us to grant non-qualified stock options and restricted stock purchase rights to purchase up to 14,000,000 shares of our common stock with vesting to employees (including officers) and other service providers.  At June 30, 2014, 4.6 million shares were available for future grants and total unrecognized deferred stock compensation expected to be recognized over the remaining weighted-average vesting periods of 3.83 years for outstanding grants was $4.5 million.

In April 2014, outstanding employee stock options granted under the 2013 Equity Incentive Plan were cancelled and reissued by our Board of Directors with an exercise price of $0.35 per share. The reissuance also changed the vesting to 15% vesting immediately and the remainder in 1/36th in monthly increments over the next three years. As a result of the cancellation and reissuance of the options, we will recognize a non-cash charge of $840,000 for the incremental change in fair value of the cancelled and reissued options over the vesting period of the reissued options. This cancellation and reissuance affected 21 employees who held 8.6 million stock options as of the date of the cancellation and reissuance.

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

	June 30, 2014	December 31, 2013
	(unaudited)
Expected volatility	71.08%	73.50%
Dividend yield	0.00%	0.00%
Risk-free interest rate	1.70%	1.26%
Expected life (in years)	6.00	6.64

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

Stock-based award activity was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life	Value
Balance, December 31, 2013	8,910,000	$1.289	6.30
Forfeited during 2014	(424,000)	1.300	-
Cancelled during 2014	(8,610,000)	1.289
Reissued during 2014	8,610,000	0.35
Granted during 2014	910,000	0.48	-
Balance, June 30, 2014	9,396,000	$0.36	5.84	$2,278,000
Exercisable on June 30, 2014	2,605,000	$0.40	5.85	$546,000

The options granted have a contract term ranging between five and seven years.  Options granted during 2014 vested immediately or over a three year period, with 15% - 100% of the options vesting immediately upon grant and the remainder ratably over the vesting term.

Ener-Core, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The following table summarizes information about stock options outstanding and exercisable at June 30, 2014:

	Options Outstanding			Options Exercisable
Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number of	Contractual	Exercise	Number of	Exercise
Prices	Shares	Life	Price	Shares	Price
(In years)
$0.00 - $0.25	-		$		$
$0.26 - $0.50	9,396,000	5.84	$0.36	2,605,000	$0.40
$0.51 - $0.75	-		$		$
	9,396,000	5.84	$0.36	2,605,000	$0.40

Restricted stock activities in 2014 were as follows:

		Weighted-
		Average
		Grant
	Shares	Price
Balance, December 31, 2013	1,677,000	$0.001
Repurchase of unvested restricted shares	(92,000)	$
Vested	(406,000)	$
Unvested balance, June 30, 2014	1,179,000	$0.001

During the first quarter of 2013, stock options were exercised prior to vesting and all unvested options are subject to repurchase rights.  Under the terms of the stock option plan, we repurchased 92,323 shares from an employee for $92 during the six months ended June 30, 2014.  These shares have been returned to the pool of shares eligible to be issued under the stock option plan.

Stock based compensation expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development	$710,000	$31,000	$994,000	$45,000
General and administrative	868,000	-	1,375,000	-
	$1,578,000	$31,000	$2,369,000	$45,000

Warrants

From time to time, we issue warrants to purchase shares of our common stock to investors, note holders and to non-employees for services rendered or to be rendered in the future.

Ener-Core, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The following table provides a reconciliation of the warrant activity for the six months ended June 30, 2014:

	Warrants Outstanding
	Number of Warrants	Weighted-Average Exercise Price per Share
Balance outstanding at January 1, 2014	631,000	$0.80
Warrants issued	4,780,000	0.78
Warrants exercised	-	-
Balance outstanding at June 30, 2014	5,411,000	$0.78
Warrants exercisable at June 30, 2014	5,411,000	$0.78

As of June 30, 2014, warrants outstanding had a weighted average remaining life of 4.78 years and no intrinsic value.

Note 13 - Related Party Transactions

Notes Payable and Advances

In January 2013, we borrowed $250,000 from a stockholder under a secured convertible note payable that was due at the earliest of February 28, 2013, or upon completion of a $1,000,000 financing event.  The note accrued interest at the rate of 12% and was convertible at the lender’s option into common stock at 85% of the price of a future financing or $3.6056 per share.  The note and accrued interest were repaid using proceeds from a $260,000 convertible note payable in March 2013.  The note was secured by our intangible assets.

In March 2013, we borrowed $260,000 from a stockholder under a note payable that was due March 28, 2014, or earlier, upon completion of the Merger.  The note accrued interest at the rate of 12% and was convertible at the lender’s option into common stock at $0.75 per share.  The note was subsequently converted in April 2013 (see Note 11).  As the note was outstanding less than one month, no interest was due to the lender.

In March 2013, a stockholder advanced us a total of $411,000 for operating capital.  The advance did not bear interest and was due on demand.  In April 2013, the advance was converted into our common stock at $0.75 per share at the stockholder’s election (see Note 11).

In June 2013, we borrowed $100,000 from each of three individual stockholders under notes payable that were due December 31, 2013, or earlier, upon completion of the Merger.  The notes accrued interest at the rate of 8% and were convertible at the  holders’ option into our common stock at $0.75 per share. On July 1, 2013, $100,000 was converted into shares of common stock in the Merger-related private placement, and $200,025, including $25 of accrued interest, was repaid at the closing of the Merger.

Related party interest expense was $10,000 for the six months ended June 30, 2013. There was no related party interest expense for the three months ended June 30, 2013 or the three and six months ended June 30, 2014.

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

Ener-Core, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

EECT Agreement

On December 31, 2012, we entered into a Master Purchase and Resale Agreement (“MPRSA”) with EECT. As part of this agreement, EECT is committed to buy a certain number of the FP250 and related optional equipment in order to maintain exclusivity in the region.  The pricing for the first unit was $760,000, and subsequent units will be sold at a higher price than the first unit.  In accordance with the MPRSA, EECT placed a Purchase Order (“PO”) with us on December 31, 2012, for the purchase of the first unit at $760,000.  The order was conditional on the issuance of an irrevocable letter of credit to us, according to the terms of the PO.  Such irrevocable letter of credit was issued on March 1, 2013, in the amount of 533,000 Euros, and we acknowledged the acceptance of the PO on the same date.  On November 14, 2013, we shipped the FP250 and on December 24, 2013, we received the proceeds from the letter of credit.  We had deferred all amounts received on our contract with EECT until the contract was substantially completed, which occurred in June 2014, at which time the entire contract, including change orders, was recorded as revenue.   As of June 30, 2014 and December 31, 2013, we had a provision for contract loss of approximately $15,000 and $100,000, respectively, related to our contract with EECT.

Warranties

Our warranty policy generally provides coverage for components of the Gradual Oxidizer that we produce. Typically, the coverage period is one calendar year from the date of commissioning.  Provisions for estimated expenses related to product warranties are made at the time products are commissioned. These estimates are established using available information on the nature, frequency, and average cost of claims. Revision to the reserves for estimated product warranties is made when necessary, based on changes in these factors. Management actively studies trends of claims and takes action to improve product quality and minimize claims.

The following table presents the changes in the product warranty accrual included in accrued expenses in the accompanying condensed consolidated balance sheets for the six months ended June 30, 2014:

2014
Beginning balance, January 1, 2014	$-
Charged to cost of revenues	22,000
Usage	-

Ending balance, June 30, 2014	$22,000

Product Liability

With respect to product liability claims involving our products, we believe that any judgment against us for actual damages will be adequately covered by our recorded accruals and, where applicable, excess liability insurance coverage.

Lease

We lease our office facility, research and development facility and certain equipment under operating leases, which for the most part, are renewable.   Certain leases also provide that we pay insurance and taxes.

Future minimum rental payments under operating leases that have initial noncancellable lease terms in excess of one year as of June 30, 2014 are as follows:

2014	$192,000
2015	327,000
2016	329,000
2017	3,000
2018	2,000
$853,000

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the Lease.  Rent expense, net of sublease income, was $73,000 and $166,000 for three and six months ended June 30, 2014, respectively, and $26,000 and $61,000 for the three and six months ended June 30, 2013, respectively.

Our current headquarters is located at 9400 Toledo Way, Irvine, California 92618.  The property consists of a mixed use commercial office, production, and warehouse facility of 32,649 square feet.  Effective August 1, 2013, we assumed this lease (the “Lease”) from FEES.  The Lease has a remaining term of 30 months and expires December 31, 2016.  The monthly expense rent is $25,285 and increases on an annual basis.

In addition, we lease space from the Regents of the University of California, Irvine, for the installation and demonstration of the FP250 equipment. The lease expires on January 1, 2015. The monthly payment is $2,000 and increases to $7,750 in September 2014. The university will provide certain goods and services including certain research and development services.

Sublease – 9400 Toledo

In September 2013, we began subleasing a certain portion of this property to a third party on a month-to-month basis at a rate of $720 per month.

We also finalized a Sublease Agreement with FEES, effective August 1, 2013 through October 1, 2013, (the “Sublease”), whereby FEES temporarily subleased 6,000 square feet of the property for warehousing, storage and/or office purposes for a monthly rent of $3,300.  Under the Sublease, FEES assigned to us its initial security deposit under the Lease of $27,630.

On March 7, 2014, we subleased 5,000 square feet of office space at our headquarters, commencing March 1, 2014 to a third party tenant.  The lease is for 34 months and requires payments of $7,000 per month for the initial twelve months, increasing to $7,210 for the next twelve months, and $7,426.30 for the remaining ten months.  The lease includes use of the existing furniture and telephone equipment over the life of the lease.

Ener-Core, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Note 15 -  Subsequent Events

 Amendment to Secured Notes

On July 11, 2014, the Company entered into a letter agreement with the investors who are parties to the Securities Purchase Agreement dated as of April 15, 2014 (the “SPA”). The letter agreement amends certain terms of the SPA and the Secured Notes issued thereunder.

The letter agreement amends the SPA as follows:

●
The period of time during which the Company may sell and issue up to $2.0 million of its equity securities without the consent of the investors is increased from 45 days commencing April 16, 2014, to 120 days.

The letter agreement amends the Secured Notes as follows:

●	The date of the Company’s first monthly installment payment is changed from July 16, 2014, to August 15, 2014;

●	The date of the Company’s final monthly installment, as well as the maturity date of the Secured Notes, is changed from October 16, 2015, to November 16, 2015;

●	The required closing price of the Company’s common stock in order to satisfy certain equity conditions is changed from $0.50 to $0.35; and

●	The percentage used to determine the Market Price (as defined in the Secured Notes) of the Company’s common stock, is changed from 85% to 82%.

Except for the foregoing amendments, the remaining terms of the SPA and the Secured Notes remain unchanged. The investors who are signatories to the letter agreement collectively constitute the Required Holders (as defined in the SPA and the Secured Notes) necessary to effectuate the foregoing amendments.

Resignation of Chief Financial Officer

On June 24, 2014, Ms. Kelly Anderson tendered her resignation as the Company’s Chief Financial Officer and Treasurer, effective July 3, 2014.

Ms. Anderson has agreed to provide services as Chief Financial Officer on an interim basis following her resignation.  In connection therewith, the Company entered into an Independent Consulting Agreement dated as of June 26, 2014 (the “Consulting Agreement”), with BKA Enterprises, Inc., of which Ms. Anderson is a principal.  Under the Consulting Agreement, Ms. Anderson will provide services as the interim Chief Financial Officer from July 3, 2014 until the earlier of September 1, 2014, or the filing of the  quarterly report on Form 10-Q for the quarter ended June 30, 2014.  For such services, BKA Enterprises, Inc. shall be compensated at an hourly rate of $135.  Additionally, the stock options previously granted to Ms. Anderson will continue to vest in accordance with their terms until the termination of the Consulting Agreement, and she will have 90 days from such termination to exercise her vested options.

Ener-Core, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Conversion and Redemption of Secured Notes Payable

On August 14, 2014, we entered into a Conversion and Redemption Agreement (each, an "Agreement" and together the "Agreements") with each holder of the Secured Notes. Pursuant to the Agreements:

•	The conversion price of the Secured Notes is adjusted to $0.20 per share (subject to stock dividend, stock split, stock combination, reclassification or similar transaction);

•
The holders of the Secured Notes shall convert a portion of the Secured Notes held by them, in an aggregate amount of $2,711,000, into 13,555,000 shares of our common stock in the aggregate based on the adjusted conversion price;

•	The holders of the Secured Notes shall redeem a portion of the Secured Notes held by them for cash, in the aggregate amount of $1,866,000, from the funds held in the control account;

•	The Secured Notes shall be cancelled immediately following the foregoing conversion and redemption; and

•	$405,000, net of $17,000 of legal fees, of the funds held in the control account shall be transferred to us immediately after the closing of the Agreements.

The closing of the Agreements occurred on August 15, 2014, and we received funds from the control account on August 18, 2014. The following reflect changes to our financial statements resulted upon the conversion and redemption of the secured notes payable:

Increase (decrease)

Operating Cash	$405,000
Restricted Cash	$(2,288,000)

Convertible Note	$(4,575,000)
Discount on convertible note	$(2,696,000)

Derivative liabilities	$(724,000)

Common stock	$1,000
Paid in capital	$2,710,000

Outstanding shares	13,555,000

Item 2.  Management's Discussion and Analysis or Plan of Operations.

The following discussion and analysis of our financial condition is as of June 30, 2014. Our results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Overview

We design, develop, and manufacture Gradual Oxidizer products and technology that aim to expand power generation into previously uneconomical markets, while, at the same time, reducing the emissions of gases produced from industrial processes that contribute to air pollution and climate change.  We believe that our products and technologies will provide customers with cost competitive power generation having lower emissions and greater fuel flexibility than conventional power plants.

Our patented and patent pending Gradual Oxidizer products and technology allow for the extraction of energy from previously unusable low Btu fuels, while significantly reducing harmful pollutants and creating useful energy products such as heat and electricity.  Gradual Oxidation potentially can unlock power generation for a wide range of low-quality fuels that extend beyond the operating limits of traditional gas turbine and reciprocating engine.  Our goal is to reduce the cost of our customers’ compliance with local, state, and federal air quality regulations by avoiding the chemicals, catalysts, and complex permitting required by competitive systems.

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

After deployment of FP250 development and field test units in 2011 and 2012, we shipped the first commercial FP250 on November 14, 2013, to the Netherlands per the terms of our agreement with Efficient Energy Conversion Turbo Machinery, B.V. (“EECT”).

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

We are subject to a number of risks, which the reader should be aware of before deciding to invest in our common stock. Such risks are discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, that we filed with the SEC on April 15, 2014.

First Half Highlights

April 16, 2014 Secured Notes

On April 16, 2014, we consummated the sale of $4.6 million of convertible secured promissory notes (the “Secured Notes”) with an original issue discount of $0.6 million, as well as warrants to purchase up to 4.1 million shares of our common stock in a private placement to a five institutional investors. We received gross proceeds of $4.0 million, less transaction expenses of approximately $0.3 million, of which $2.3 million has been placed in a control account and its usage restricted.  In connection with the issuance of the Secured Notes, we agreed to pay our placement agent 6.5% of the total principal amount of the Secured Notes, of which $0.2 million will be paid as the funds are released from the control account.  We also issued our placement agent warrants to purchase up to 0.7 million shares of common stock.  The warrants are exercisable at $0.78 and expire on April 15, 2019.  We intend to use the proceeds for general corporate purposes.

On July 11, 2014, we entered into a letter agreement with the investors who are parties to the Securities Purchase Agreement dated as of April 15, 2014 (the “SPA”). The letter agreement amends certain terms of the SPA and the Secured Notes issued thereunder.

The letter agreement amends the SPA as follows:

●	The period of time during which we may sell and issue up to $2.0 million of our equity securities without the consent of the investors is increased from 45 days commencing April 16, 2014, to 120 days.

The letter agreement amends the Secured Notes as follows:

●	The date of our first monthly installment payment is changed from July 16, 2014, to August 15, 2014;

●	The date of our final monthly installment payment, as well as the maturity date of the Secured Notes, is changed from October 16, 2015, to November 16, 2015;

●	The required closing price of our common stock in order to satisfy certain equity conditions is changed from $0.50 to $0.35; and

●	The percentage used to determine the Market Price (as defined in the Secured Notes) of our common stock, is changed from 85% to 82%.

EECT

For the three and six months ended June 30, 2014, we deemed our contract with EECT complete and recorded revenue related to the contract plus change orders.

Sublease – 9400 Toledo

On March 7, 2014, we subleased 5,000 square feet of office space at our headquarters to a third party tenant, commencing March 1, 2014.  The lease is for 34 months and requires payments of $7,000 per month for the initial twelve months, increasing to $7,210 for the next twelve months, and $7,426.30 for the remaining ten months.  The lease includes use of the existing furniture and telephone equipment over the life of the lease.

Conversion and Redemption of Secured Notes Payable

On August 14, 2014, we entered into a Conversion and Redemption Agreement (each, an "Agreement" and together the "Agreements") with each holder of the Secured Notes. Pursuant to the Agreements:

•	The conversion price of the Secured Notes is adjusted to $0.20 per share (subject to stock dividend, stock split, stock combination, reclassification or similar transaction);

•
The holders of the Secured Notes shall convert a portion of the Secured Notes held by them, in an aggregate amount of $2,711,000, into 13,555,000 shares of our common stock in the aggregate based on the adjusted conversion price;

•
The holders of the Secured Notes shall redeem a portion of the Secured Notes held by them for cash, in the aggregate amount of $1,866,000 from the funds held in a Control Account established in connection with the SPA;

•	The Secured Notes shall be cancelled immediately following the foregoing conversion and redemption; and

•	$405,000, net of $17,000 of legal fees, of the funds held in the Control Account shall be transferred to us immediately after the closing of the Agreements.

The closing of the Agreements occurred on August 15, 2014, and we received funds from the control account on August 18, 2014.

Corporate Information

Ener-Core, Inc. (“Ener-Core”) was incorporated in Nevada in April 2010. Ener-Core’s operating subsidiary, Ener-Core Power, Inc. (“Ener-Core Power”), was incorporated in Delaware in July 2012 under the name “Flex Power Generation, Inc.” Ener-Core Power became Ener-Core’s subsidiary in July 2013 by merging with Flex Merger Acquisition Sub, Inc., a Delaware corporation wholly owned by Ener-Core.

The address of our corporate headquarters is 9400 Toledo Way, Irvine, California 92618, and our telephone number is (949) 616-3300. Our website can be accessed at www.ener-core.com. All of our operations are located in the United States. Our fiscal year ends December 31.

Going Concern

Our condensed consolidated financial statements included with this report are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business.  Since our inception, we have made a substantial investment in research and development to develop the Gradual Oxidizer.  We have successfully deployed a FP250 field test unit at the U.S. Army base at Fort Benning, Georgia, and shipped our first commercial product in November 2013.

We have sustained recurring net losses and negative cash flows since inception and have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. As of August 18, 2014, we have a substantial working capital deficit and require significant additional capital immediately to continue operations. We must secure additional funding to pay our current liabilities, continue as a going concern and execute our business plan.

Management’s plan is to obtain such resources by obtaining capital sufficient to meet our operating expenses by seeking additional equity and/or debt financing. The cash and cash equivalents balance (including restricted cash) on June 30, 2014 and August 18, 2014, was $2.8 million and $0.4 million (including restricted cash of $2.3 million and $50,000), respectively. On April 16, 2014, we issued $4.6 million of senior secured convertible notes (see Note 8), with net proceeds of $3.8 million, of which $2.3 million was held in a control account subject to be released at the option of the lender representative when we are not in default and certain equity conditions are satisfied, and to the extent such restricted funds exceed the aggregate principal amount then outstanding.  On August 15, 2014, we converted $2.7 million of the notes into shares of our common stock, and on August 18, 2014, we received proceeds of $0.4 million from the control account.  The remaining $1.9 million in the control account was redeemed by the lenders. We project that our unrestricted cash balance of $0.4 million as of August 18, 2014, will continue to meet our working capital needs, general corporate purposes, and related obligations for the next 30 days.   However, as of August 18, 2014, our short term liabilities totaled $0.9 million.  Currently, we do not have adequate funds to satisfy these liabilities.  If we are unable to secure financing immediately, then we may be forced to cease or curtail operations immediately.

Management’s plan is to obtain capital sufficient to meet our operating expenses by seeking additional equity and/or debt financing, although no definitive agreement has been entered into in connection therewith as of August 18, 2014.   We will need to obtain additional financing to continue operations beyond the next 30 days.  We cannot guaranty that we will be able to complete a financing on a timely basis, with favorable terms or at all. Even if we are able to secure financing, we may still have to significantly reduce costs and delay projects, which would adversely affect our business, customers and program development.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  Significant items subject to such estimates and assumptions include but are not limited to: collectability of receivables; the valuation of certain assets, useful lives, and carrying amounts of property and equipment, equity instruments and share-based compensation; provision for contract losses; valuation allowances for deferred income tax assets; valuation of derivative liabilities; and exposure to warranty and other contingent liabilities.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

Foreign Currency Adjustments

Our functional currency for all operations worldwide is the U.S. dollar.  Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Income statement accounts are translated at average rates for the year.  At June 30, 2014 and December 31, 2013, we did not hold any foreign currency asset or liability amounts.  Gains and losses resulting from foreign currency transactions are reported as other income in the period they occurred.

Concentrations of Credit Risk

Cash and Cash Equivalents

We maintain our non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation (“FDIC”) provides insurance coverage of up to $250,000.  For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to these deposits.  At June 30, 2014, we had $2.3 million in excess of the FDIC limit.

We consider all highly liquid investments available for current use with an initial maturity of three months or less and are not restricted to be cash equivalents.  We invest our cash in short-term money market accounts.

Restricted Cash

The Special Deposit Account Control Agreement

In conjunction with the Secured Notes, we entered into a Special Deposit Account Control Agreement whereby $2.3 million of the proceeds from the Secured Notes were placed in a control account controlled by the lender representative, to be released at the lender representative’s option, or when the total outstanding Secured Notes payable are less than the balance in the control account, at which time the lender representative would release the funds.

Collateral Account

Under a credit card processing agreement with a financial institution that was entered in 2013, we are required to maintain funds on deposit with the financial institution as collateral.  The amount of the deposit is at the discretion of the financial institution was $50,000 on June 30, 2014 and December 31, 2013.

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for international customers are supported by guarantees or letters of credit.  For those customers to whom we extend credit, we perform periodic evaluations of them and maintain allowances for potential credit losses as deemed necessary.  We generally do not require collateral to secure accounts receivable.  We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in existing accounts receivable.  We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

At June 30, 2014 and December 31, 2013, we did not have any allowance for doubtful accounts.  Although we expect to collect amounts due, actual collections may differ from the recorded amounts.

As of June 30, 2014 and December 31, 2013, two customers accounted for 98% of total accounts receivable. One customer accounted for 100% of net revenues for the three and six months ended June 30, 2014.  A different customer accounted for 99.7% of net revenues for the three and six months ended June 30, 2013.

Accounts Payable

As of June 30, 2014 and December 31, 2013, two vendors collectively accounted for approximately 46% and 48% of total accounts payable. There were no purchases made for the six months ended June 30, 2014. For the six months ended June 30, 2013, one vendor accounted for 100% of our purchases.  There were no purchases made for the three months ended June 30, 2013 and 2014.

Inventory

Inventory, which consists of raw materials, is stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method.  At each balance sheet date, we evaluate our ending inventory for excess quantities and obsolescence.  This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors.  Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values.  Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories.  At June 30, 2014 and December 31, 2013, we did not have a reserve for slow-moving or obsolete inventory.

Costs in Excess of Billings on Uncompleted Contracts

Costs in excess of billings on uncompleted contracts in the accompanying consolidated balance sheets represents accumulation of costs for labor, materials, overhead and other costs that have been incurred. These costs will be recognized as costs of goods sold when the contract is considered complete in accordance with the completed-contract method.  Costs in excess of billings on uncompleted contracts were $0 and $801,000 at June 30, 2014 and December 31, 2013, respectively.  In June 2014, our contract with EECT was completed, resulting in the recognition of revenue related to the contract plus change orders and all associated costs.

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

Impairment of Long-Lived Assets

We account for our long-lived assets in accordance with the accounting standards which require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical carrying value of an asset may no longer be appropriate.  We consider the carrying value of assets may not be recoverable based upon its review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends.  An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of June 30, 2014 and December 31, 2013, we do not believe there have been any other impairments of our long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for our products will continue, which could result in impairment of long-lived assets in the future.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, derivative liabilities, Secured Notes payable and related debt discounts and capital lease liabilities.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014 and December 31, 2013. The carrying amounts of short-term financial instruments are reasonable estimates of their fair values due to their short-term nature or proximity to market rates for similar items.

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

●
Level 1: Valuations based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Currently, we do not have any items classified as Level 1.

●
Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.   Funds maintained in our money market account are classified as Level 2.

●
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

Derivative Financial Instruments

The Company’s objectives in using derivative financial instruments are to obtain the lowest cash cost-source of funds. Derivative liabilities are recognized in the condensed consolidated balance sheets at fair value based on the criteria specified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) topic 815-40 “Derivatives and Hedging – Contracts in Entity’s own Equity.” The estimated fair value of the derivative liabilities is calculated using either the Black-Scholes-Merton or Monte Carlo simulation model method.   The Company’s common stock warrants issued in April 2014 along with the convertible secured notes payable and embedded derivatives have been bifurcated from the debt host and are classified as liabilities on the condensed consolidated balance sheet. The Company records the warrants and embedded derivative liabilities at fair value and adjusts the carrying value of the common stock warrants and embedded derivatives to their estimated fair value at each reporting date with the increases or decreases in the fair value of such warrants and derivatives at each reporting date, recorded as a gain or (loss) in the condensed consolidated statements of operations.

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

Revenues under long-term construction contracts are generally recognized using the completed-contract method of accounting.  Long-term construction-type contracts for which reasonably dependable estimates cannot be made or for which inherent hazards make estimates difficult are accounted for under the completed-contract method. Revenues under the completed-contract method are recognized upon substantial completion – that is acceptance by the customer, compliance with performance specifications demonstrated in a factory acceptance test or similar event.  Accordingly, during the period of contract performance, billings and costs are accumulated on the balance sheet, but no profit or income is recorded before completion or substantial completion of the work.  Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable.  Changes in estimate of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed.  We had deferred all amounts received on our contract with EECT until the contract is substantially completed, which occurred in June 2014, at which time the entire contract, including change orders, was recorded as revenue.   As of June 30, 2014 and December 31, 2013, we had a provision for contract loss of approximately $15,000 and $100,000, respectively, related to our contract with EECT.

Research and Development Costs

Research and development costs are expensed as incurred.  Research and development was $1.0 million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively, and $1.7 million and $0.7 million for the six months ended June 30, 2014 and 2013, respectively.

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

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation.  Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive.  Approximately 23.6 million shares of common stock are issuable upon the exercise of outstanding options and warrants, and the conversion of debt, at June 30, 2014.  There were no options and warrants outstanding at June 30, 2013. Dilutive equivalents were excluded from the computation of diluted loss per share due to the anti-dilutive effect on net loss per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net loss	$(2,968,000)	$(1,830,000)	$(4,947,000)	$(2,623,000)
Weighted average number of common shares outstanding:
Basic and diluted	72,462,000	65,450,000	72,508,000	64,257,000
Net loss attributable to common stockholders per share:
Basic and diluted	$(0.04)	$(0.03)	$(0.07)	$(0.04)

Comprehensive Income (Loss)

We have no items of other comprehensive income (loss) in any period presented. Therefore, net loss as presented in our Condensed Consolidated Statements of Operations equals comprehensive loss.

Recently Issued Accounting Pronouncements

Effective January 1, 2014, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting (“ASU 2013-07”). The amendments in ASU 2013-07 clarify when an entity should apply the liquidation basis of accounting and provide principles for the recognition and measurement of associated assets and liabilities. In accordance with the amendments, the liquidation basis is used when liquidation is imminent.  Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces. The adoption of ASU 2013-07 did not have a material impact on our condensed consolidated financial statements.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014, AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Revenues	$810,000	$3,000	$810,000	$7,000
Revenues – related party	-	9,000	-	9,000
Total revenues	810,000	12,000	810,000	16,000
Cost of good sold:
Cost of goods sold	803,000	2,000	803,000	6,000
Cost of goods sold – related party	-	6,000	-	6,000
Total costs of goods sold	803,000	8,000	803,000	12,000
Gross Profit	7,000	4,000	7,000	4,000

Operating expenses:
Selling, general, and administrative	1,607,000	1,440,000	2,791,000	1,947,000
Research and development	953,000	394,000	1,745,000	670,000
Total operating expenses	2,560,000	1,834,000	4,536,000	2,617,000
Operating loss	(2,553,000)	(1,830,000)	(4,529,000)	(2,613,000)

Other income (expenses):
Interest expense	(5,000)	-	(7,000)	-
Amortization of debt discount	(540,000)		(540,000)
Interest expense – related party	-	-	-	(10,000)
Gain on derivative liabilities	130,000	-	130,000	-
Total other income (expenses), net	(415,000)	-	(417,000)	(10,000)
Loss before provision for income taxes	(2,968,000)	(1,830,000)	(4,946,000)	(2,623,000)
Provision for income taxes	-	-	1,000	-
Net loss	(2,968,000)	(1,830,000)	$(4,947,000)	$(2,623,000)

Loss per share – basic and diluted	(0.04)	(0.03)	$(0.07)	$(0.04)
Weighted average common shares – basic and diluted	72,462,000	65,450,000	72,508,000	64,257,000

Revenue

Our revenue primarily consists of Gradual Oxidizer sales as well as engineering services.  For the three and six months ended June 30, 2014, we had revenue of $810,000 and $810,000, respectively, as compared to $12,000 and $16,000 for the same periods of the prior year.  The revenue was primarily from the sale of a Gradual Oxidizer unit to EECT in the second quarter of 2014.  For the prior year, the revenue consisted of engineering services of which $9,000 was to a related party.

Cost of Goods Sold

For the three months ended June 30, 2014, cost of goods sold was $803,000, compared to $8,000 for the same period of the prior year. For the six months ended June 30, 2014, cost of goods sold was $803,000, compared to $12,000 for the same period of the prior year.  Cost of goods sold for the 2014 periods primarily consisted of the costs to build of our Gradual Oxidizer unit, including materials, labor, overhead costs and warranty costs.  Cost of goods for the 2013 periods was primarily cost of labor for engineering services, of which $6,000 was for related party sales.

Gross Profit (Loss)

As sales are generated and potentially increase, management anticipates that costs of sales will continue to decrease as a percentage of sales as we will experience economics of scale.

Selling, general and administrative expenses

Selling, general and administrative expenses costs include officer compensation, salaries and benefits, stock-based compensation expense, consulting fees, legal expenses, intellectual property costs, accounting and auditing fees, investor relations costs, insurance, public company reporting costs and listing fees, and corporate overhead related costs.  Total selling, general and administrative expenses for the three and six months ended June 30, 2014 was approximately $1.6 million and $2.8 million, respectively, as compared to $1.4 million and $1.9 million for the same periods of 2013, respectively.  The increase is primarily due to the charge related to the re-pricing of outstanding stock options.

As we continue to further develop our infrastructure, expand our business and incur expenses related to being a public company, we anticipate that our selling, general and administrative expenses will increase in absolute dollars as well as a percentage of total revenues.

Research and development

Research and development costs include development expenses for the Gradual Oxidizer, including salaries and benefits, consultant fees, cost of supplies and materials for samples and prototypes, depreciation, as well as outside services costs.  Research and development expense for the three and six months ended June 30, 2014 was approximately $1.0 million and $1.7 million, respectively, as compared to $0.4 million and $0.7 million for the same periods of 2013, respectively.  The increase of $0.6 million was primarily due to development costs of our products and the charge to expense related to the re-pricing of outstanding stock options.    As we continue to develop future generations of our product, we anticipate that our research and development costs will increase in absolute dollars as well as a percentage of our total revenues.

Other Income (Expenses):

Other income and expenses for the three and six months ended June 30, 2014 consist primarily of interest expense related to our capital leases and Secured Notes, amortization of debt discount and the fair value adjustment of our derivative liabilities.  For the six months ended June 30, 2013, the related party interest expense was primarily due to our related party notes payable.

Net Loss

For the three and six months ended June 30, 2014, our net loss was approximately $3.0 million and $4.9 million, respectively, primarily from selling, general and administrative expenses, including stock-based compensation expenses and ongoing research and development costs for our products and other expenses.  For the three and six months ended June 30, 2013, our net loss of $1.8 million and $2.6 million, respectively, consisting primarily of operating expenses.

Earnings per share

Earnings per share, basic and diluted were $(0.03) and $(0.04) for the three and six months ended June 30, 2014, respectively, and $(0.07) and $(0.04) for the three and six months ended June 30, 2013, respectively.

Liquidity

Cash Flows used in Operating Activities

Our cash used in operating activities was approximately $2.2 million and $1.4 million for the six months ended June 30, 2014 and 2013, respectively.  Cash flow used in operations resulted primarily from net losses of approximately $4.9 million and $2.6 million for the six months ended June 30, 2014 and 2013, respectively, offset in part by stock-based compensation, depreciation and amortization, and increase in accounts payable.

Cash Flows from Investing Activities

Our cash used in investing activities was approximately $2.3 million and was attributable to the increase in restricted cash in connection with the Secured Notes as well as purchases of property and equipment for the six months ended June 30, 2014.  There was $3,000 cash used in investing activities for the six months ended June 30, 2013 related to fixed asset purchases.

Cash Flows from Financing Activities

Net cash provided by financing activities was $3.8 million for the six months ended June 30, 2014 related to the proceeds from the Secured Notes offset in part by payments for capital lease. There was $1.5 million of cash provided by financing activities for the six months ended June 30, 2013 related to the sale of our common stock and issuance of related party advances and notes.

Capital Resources

Our principal capital requirements are to fund our working capital requirements, invest in research and development and capital equipment, and the continued costs of public company filing requirements.  We have historically funded our operations through debt and equity financings.  In July and August 2013, we completed private placements and received net proceeds of approximately $4.1 million, after deduction of offering expenses.  In November 2013, we raised approximately $1.4 million after deductions of offering expenses as part of a private placement offering.  In April 2014, we issued $4.6 million of the Secured Notes, from which we received net proceeds of $3.8 million, including $2.3 million that was deposited into a control account to be released to us at the lender representative’s option.

For the six months ended June 30, 2014, we incurred losses from operations, have an accumulated deficit of approximately $12.5 million and net loss of approximately $4.9 million, and used cash in operations of approximately $2.0 million, which raises substantial doubt about our ability to continue as a going concern.

We expect to continue to incur substantial additional operating losses from costs related to the continuation of product and technology development and administrative activities.  Our cash on hand at June 30, 2014 and August 18, 2014 was approximately $2.8 million and $0.4 million (including restricted cash of $2.3 million and $50,000), respectively.  We project that our unrestricted cash balance of $0.4 million as of August 18, 2014, will continue to meet our working capital needs, general corporate purposes, and related obligations for the next 30 days.  We will require additional debt or equity financing to maintain operations.

Our sales cycle can exceed 24 months and we do not expect to generate sufficient revenue in the next twelve months to cover our operating and compliance costs. We will also need to raise additional debt or equity financing to fund new product development and execute on the commercialization of our product plans.  We cannot make any assurances that management's strategies will be effective or that any additional financing will be completed on a timely basis, on acceptable terms or at all. Our inability to successfully implement our strategies or to complete any other financing may mean that we would have to significantly reduce costs and/or delay projects, which would adversely affect our business, customers and program development, and would adversely impact our ability to continue as a going concern.

We have not yet achieved profitable operations and have yet to establish an ongoing source of revenue to cover operating costs and meet our ongoing obligations. Our cash needs for the next twelve months are projected to be in excess of $10.5 million which includes the following:

●	employee, occupancy and related costs: $3.4 million;

●	pofessional fees and business development costs: $1.6 million;

●	research and development programs: $3.5 million;

●	legal compliance: $0.5 million; and

●	working capital: $1.5 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as we are a “smaller reporting company,” as defined by Rule 229.10(f)(1).

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

As of June 30, 2014, the end of the quarterly period covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were ineffective at the reasonable assurance level.   Such conclusion is due to the presence of material weaknesses in internal control over financial reporting as described below.   Management anticipates that our disclosure controls and procedures will remain ineffective until such material weaknesses are remediated.

Changes in Internal Control over Financial Reporting

Remediation of Material Weaknesses

To address the material weaknesses described above, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

We are attempting to remediate the material weaknesses in our disclosure controls and procedures and internal controls over financial reporting identified above by refining our internal procedures (see below).  During the quarter ended June 30, 2014, we continue to implement the following corrective actions, which management believes are reasonably likely to materially affect over our financial reporting as they are designed to remediate the material weaknesses as described above:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None that was not previously reported in a current report on Form 8-K.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibit No.		Description

3.1	(1)	Articles of Incorporation, filed with the Secretary of State of the State of Nevada on April 29, 2010.

3.1(a)	(2)	Amended and Restated Articles of Incorporation, filed with the Secretary of State of the State of Nevada on April 29, 2010.

3.2	(1)	Bylaws of the Registrant.

3.2(a)	(2)	Amendment to Bylaws of the Registrant.

3.2(b)	(3)	Amended and Restated Bylaws of the Registrant.

3.3	(3)	Articles of Merger as filed with the Secretary of State of the State of Delaware on July 1, 2013

31.1*		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*		Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.
** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

(1)	Incorporated by reference to the Registrant’s Form S-1 filed on March 24, 2011.
(2)	Incorporated by reference to the Registrant’s Form 8-K filed on April 24, 2013.
(3)	Incorporated by reference to the Registrant’s Form 8-K filed on July 10, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENER-CORE, INC. (Registrant)

Date: August 19, 2014	By:	/s/ Alain Castro
Alain Castro Chief Executive Officer

Date: August 19, 2014	By:	/s/ Kelly Anderson
Kelly Anderson Chief Financial Officer