Form 10-Q
period 2014-09-30
Ener-Core Inc.
filed 2014-11-14
CIK 1495536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 14, 2014 there were 113,683,362 shares of the issuer's common stock outstanding.

1

ENER-CORE, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FINANCIAL STATEMENTS

Index to the Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013	4

Unaudited Condensed Consolidated Statements of Operations for the Three and Nine months ended September 30, 2014 and 2013	5

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine months ended September 30, 2014 and 2013	6

Notes to Unaudited Condensed Consolidated Financial Statements	8

Ener-Core, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,031,000	$1,201,000
Accounts receivable, net	113,000	16,000
Restricted cash	50,000	50,000
Costs in excess of billings on uncompleted contracts	—	801,000
Inventory	29,000	29,000
Prepaid expenses and other current assets	58,000	46,000
Total current assets	4,281,000	2,143,000
Property and equipment, net	649,000	764,000
Intangibles, net	36,000	41,000
Deposits	28,000	28,000
Total assets	$4,994,000	$2,976,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	800,000	419,000
Accrued expenses	418,000	266,000
Unearned revenue	—	701,000
Warranty liability	22,000	—
Provision for contract loss	15,000	100,000

Capital leases payable – short term	18,000	8,000
Total current liabilities	1,273,000	1,494,000
Long term liabilities:
Other	31,000	6,000
Derivative liabilities	328,000	—
Capital lease payable – long term	39,000	29,000

Total liabilities	1,671,000	1,529,000
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value. Authorized 50,000,000 shares; no shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.0001 par value. Authorized 200,000,000 shares; 113,683,000 and 72,554,000 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	11,000	7,000
Additional paid-in capital	18,586,000	8,945,000
Accumulated deficit	(15,274,000)	(7,505,000)
Total stockholders’ equity	3,323,000	1,447,000
Total liabilities and stockholders’ equity	$4,994,000	$2,976,000

See accompanying notes to condensed consolidated financial statements.

Ener-Core, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Revenues	$58,000	$—	$868,000	$7,000
Revenues – related party	—	—	—	9,000
Total revenues	58,000	—	868,000	16,000
Cost of good sold:
Cost of goods sold	44,000	—	847,000	6,000
Cost of goods sold – related party	—	—	—	6,000
Total costs of goods sold	44,000	—	847,000	12,000
Gross Profit	14,000	—	21,000	4,000

Operating expenses:
Selling, general, and administrative	1,226,000	1,303,000	4,017,000	3,250,000
Research and development	514,000	718,000	2,259,000	1,388,000
Total operating expenses	1,740,000	2,021,000	6,276,000	4,638,000
Operating loss	(1,726,000)	(2,021,000)	(6,255,000)	(4,634,000)

Other income (expenses):
Other income	—	1,000	—	2,000
Interest expense	(21,000)	—	(28,000)	—
Interest expense – related party	—	—	—	(10,000)
Amortization of debt discount	(2,694,000)		(3,234,000)
Gain on derivative liabilities	1,618,000	—	1,748,000	—
Total other income (expense), net	(1,097,000)	1,000	(1,514,000)	(8,000)
Loss before provision for income taxes	(2,823,000)	(2,020,000)	(7,769,000)	(4,642,000)
Provision for income taxes	—	—	1,000	—
Net loss	(2,823,000)	(2,020,000)	$(7,770,000)	$(4,642,000)

Loss per share – basic and diluted	(0.03)	(0.03)	$(0.10)	$(0.07)
Weighted average common shares – basic and diluted	82,129,000	68,889,000	75,750,000	66,447,000

See accompanying notes to condensed consolidated financial statements.

Ener-Core, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows used in operating activities:
Net loss	$(7,770,000)	$(4,642,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	176,000	159,000
Amortization of debt discount	3,234,000	—
Gain on change in fair value of derivative liability	(1,748,000)	—
Stock-based compensation	2,813,000	688,000
Warrants issued for services	72,000	—
Changes in assets and liabilities:
Restricted cash	—	(50,000)
Inventories	—	(65,000)
Accounts and other receivables	(97,000)	—
Payments on contract loss	(64,000)	—
Prepaid expenses and other current assets	(12,000)	(347,000)
Deferred revenue	(701,000)	—
Accounts payable	383,000	429,000
Accrued expenses and other liabilities	(9,000)	(118,000)
Accrued interest expense	19,000	—
Costs in excess of billings of uncompleted contracts	801,000	—
Net cash used in operating activities	(2,903,000)	(3,946,000)
Cash flows used in investing activities:
Purchases of property and equipment	(27,000)	(22,000)
Net cash used in investing activities	(27,000)	(22,000)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	3,895,000	4,191,000
Advance from related party	—	184,000
Proceeds from related party notes payable	—	560,000
Payments on related party notes payable	—	(300,000)
Proceeds from convertible notes payable	3,757,000	—
Payments on convertible notes payable	(1,883,000)	—
Proceeds from exercise of stock options	—	3,000
Repayment of capital leases payable	(9,000)	—
Net cash provided by financing activities	5,760,000	4,638,000
Net increase in cash and cash equivalents	2,830,000	670,000
Cash and cash equivalents at beginning of period	1,201,000	93,000
Cash and cash equivalents at end of period	$4,031,000	$763,000

See accompanying notes to condensed consolidated financial statements.

Ener-Core, Inc. (Successor)

Condensed Consolidated Statements of Cash Flows (continued)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1,000	$-
Interest	$4,000	$10,000
Supplemental disclosure of non-cash activities:
Conversion of accounts payable into common stock	$-	$227,000
Conversion of advances from related party into common stock	$-	$184,000
Conversion of notes payable into common stock	$-	$260,000
Equipment purchased under capital leases	$29,000	$-
Debt discount and derivative liabilities recorded upon issuance of warrants and convertible secured notes	$2,078,000	$-
Original issue discount of convertible secured note issued	$572,000	$-
Debt discount and accrued broker fees upon issuance of convertible secured note	$186,000
Debt discount for warrants issued for broker fee in convertible secured note	$154,000	$-
Warranty liability recorded for product commissioned	$22,000	$-
Conversion of convertible notes and accrued interest into common stock	$2,711,000	$-
Issuance of warrants for services	$72,000	$-
Issuance of common stock for placement fees	$150,000	$-
Issuance of warrants for placement fees	$101,000	$-

See accompanying notes to condensed consolidated financial statements.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 -  Description of Business

Organization

Ener-Core, Inc. (the “Company”, “we”, “us”, “our”), a Nevada corporation, was formed on April 29, 2010 as Inventtech, Inc.  As further described under “Reverse Merger” below, on July 1, 2013, we acquired our wholly owned subsidiary, Ener-Core Power, Inc., (formerly Flex Power Generation, Inc.), a Delaware corporation (“Ener-Core Power” or “Successor”).  Subsequent to the acquisition date, the shareholders of Ener-Core Power became our majority shareholders and its management assumed managerial responsibility and the Company’s name was changed to Ener-Core, Inc.  The acquisition was treated as a “reverse merger.”  All equity amounts presented in the financial statements have been retroactively restated to reflect the reverse merger as if it had occurred on November 12, 2012.

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

As provided in the Contribution Agreement dated November 12, 2012 (the “Contribution Agreement”) by and among FlexEnergy, Inc. (“FlexEnergy” or “Parent”), FlexEnergy Energy Systems, Inc. (“FEES”), and Ener-Core Power, Ener-Core Power was spun-off from FlexEnergy as a separate corporation.  As a part of that transaction, Ener-Core Power received all assets (including intellectual property) and certain liabilities pertaining to the Gradual Oxidizer business (Predecessor) of the Parent.  The owners of Predecessor did not distribute ownership of Successor entity pro rata.  The transaction was recorded as a transfer of net assets between entities under common control and the assets and liabilities transferred to us were recorded at their historical carrying amounts.

We completed the Merger on July 1, 2013 with Ener-Core Power.  The Merger was accounted for as a “reverse merger” and recapitalization. As part of the Merger, the pre-Merger public shell company shareholders cancelled 120,520,000 of common stock outstanding on July 1, 2013.  This cancellation was retroactively recorded as of the November 12, 2012 inception date of Ener-Core Power. Ener-Core Power was determined to be the accounting acquirer in the transaction and the transaction was treated as a recapitalization of Ener-Core Power.  The assets and liabilities and the historical operations reflected in the financial statements are those of Ener-Core Power and are recorded at the historical cost basis of Ener-Core Power.  Our assets, liabilities and results of operations were de minimis at the time of the Merger.

Description of the Business

We design, develop, and manufacture electrical power generation products fueled by previously wasted or unusable low quality natural and commercial gases, collectively “waste gases.” We strive to expand the operating range of gaseous fuels while improving emissions, using our internally developed technologies we refer to collectively as “Gradual Oxidization” or a “Gradual Oxidizer” unit. The Gradual Oxidizer integrates with a gas turbine and generator to create a power station. The Gradual Oxidizer unit converts the waste gases through an oxidization process which generates heat and in turn drives an electrical generating turbine, as opposed to traditional combustion gas units which combust, or burn industrial grade gases, typically with more expensive and higher quality fuels, to generate heat to drive an electrical generating turbine. Our products aim to expand power generation into previously uneconomical markets while, at the same time, reduce gaseous emissions from industrial processes that contribute to air pollution and climate change.

Our initial product, the FP250, is a complete system consisting of our designed and patented gradual oxidizer, integrated with a gas turbine and generator.  The FP250 has been designed to operate on fuels from 100% combustible gas down to concentrations of 5% or less combustible gas content.  The FP250 has applications in landfill, oil production, coal mining, and other operations, and offers our customers two distinct value propositions: the destruction of low quality waste gases with no harmful emissions and the generation of energy from a renewable fuel source. We sold and installed our first commercial FP250 unit in the second quarter of 2014 into a landfill application in the Netherlands.

We are currently beginning development of our second commercial product, which will be a 2 MW Ener-Core Gradual Oxidizer that will be combined with a two megawatt gas turbine.  We have completed system layout and analytic models integrating our Gradual Oxidizer with the turbine and have initiated design and development of the 2 MW powerstation.  We expect that we will receive commercial orders for this 2 MW system in 2014, run field test units in late 2015, and complete commercial shipments shortly thereafter.

We sell our products directly and through distributors in North America, Europe and Asia. We expect to continue to expand our distribution network worldwide, as commercial opportunities warrant this expansion.

Going Concern

Our condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business.  Since our inception, we have made a substantial investment in research and development to develop the Gradual Oxidizer, have successfully deployed a FP250 field test unit at the U.S. Army base at Fort Benning, Georgia, and installed and commissioned our first commercial FP250 unit in the Netherlands in the second quarter of 2014.

We have sustained recurring net losses and negative cash flows since inception and have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. Despite a capital raise of $4.0 million in September 2014, we expect to require additional sources of capital to support the Company’s growth initiatives. We must secure additional funding to continue as a going concern and execute our business plan.

Management’s plan is to obtain such resources by obtaining capital sufficient to meet our operating expenses by seeking additional equity and/or debt financing. The cash and cash equivalents balance (including restricted cash) on September 30, 2014 and November 13, 2014, was $4.1 million and $2.9 million (including restricted cash of $50,000), respectively.

On April 16, 2014, we issued $4.6 million of senior secured convertible notes (see Note 8), with net proceeds of $3.8 million, of which $2.3 million was held in a control account subject to certain release conditions.  On August 15, 2014, we converted $2.7 million of the notes into 13.5 million shares of our common stock (see Note 10), and we received proceeds of $0.4 million from the control account.  The remaining $1.9 million in the control account was returned to the lenders.

On September 22, 2014, we issued approximately 26.7 million shares of our common stock in exchange for cash proceeds of $3.9 million, net of 0.1 million of cash offering costs.

We project that our unrestricted cash balance of $2.9 million as of November 13, 2014, will continue to meet our working capital needs, general corporate purposes, and related obligations into the second quarter of 2015 at our current spending levels. However, we expect to require significantly more cash for working capital and as financial security to support our growth initiatives.

Management’s plan is to obtain capital sufficient to meet fund our growth initiatives by seeking additional equity and/or debt financing. We will need to obtain additional financing to continue our current operations past July, 2015. We cannot guaranty that we will be able to complete a financing on a timely basis, with favorable terms or at all. Even if we are able to secure financing, we may still have to significantly reduce costs and delay projects, which would adversely affect our business, customers and program development.

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

Note 2 -  Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting. We have condensed or omitted certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with GAAP pursuant to such rules and regulations. The unaudited condensed financial statements reflect all adjustments, which are normal and recurring, that are, in the opinion of management, necessary to fairly state the financial position as of September 30, 2014 and the results of operations for the related three and nine months ended September 30, 2014 and 2013, respectively, and results of cash flows for the nine months ended September 30, 2014 and 2013, respectively.  The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any future periods. The unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2013, that have been included in the Company's annual report on Form 10-K filed on April 15, 2014.

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

Foreign Currency Adjustments

Our functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Income statement accounts are translated at average rates for the year.  At September 30, 2014 and December 31, 2013, we did not hold any foreign currency asset or liability amounts.  Gains and losses resulting from foreign currency transactions are reported as other income in the period they occurred.

Concentrations of Credit Risk

Cash and Cash Equivalents

We maintain our non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation (“FDIC”) provides insurance coverage of up to $250,000.  For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to these deposits.  At September 30, 2014, we had $3.8 million in excess of the FDIC limit.

We consider all highly liquid investments available for current use with an initial maturity of three months or less and are not restricted to be cash equivalents.  We invest our cash in short-term money market accounts.

Restricted Cash

The Special Deposit Account Control Agreement

In conjunction with our convertible secured notes payable dated April 16, 2014 (see Note 8), we entered into a Special Deposit Account Control Agreement (“Control Agreement”) whereby $2.3 million of the proceeds from the convertible secured notes was placed in a control account that the lender representative controls, with the funds to be released at the lender representative’s option, or when the outstanding convertible secured notes payable are less than the balance in the control account, at which time the lender representative would release the funds. In August 2014, the Control Agreement was terminated in conjunction with the settlement of the April 2014 Convertible notes and we received proceeds of $0.4 million from the control account while the remaining $1.9 million in the control account was returned to the lenders.

Collateral Account

Under a credit card processing agreement with a financial institution that was entered in 2013, we are required to maintain funds on deposit with the financial institution as collateral.  The amount of the deposit is at the discretion of the financial institution, and was $50,000 on September 30, 2014 and December 31, 2013.

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

At September 30, 2014, we reserved $26,000 related to rents receivable from our sublessee. At December 31, 2013, we did not have any allowance for doubtful accounts.  Although we expect to collect amounts due, actual collections may differ from the recorded amounts.

As of September 30, 2014 and December 31, 2013, two and one customers, respectively, accounted for 100% of net accounts receivable. One customer accounted for 97% of net revenues for the nine months ended September 30, 2014.  A different customer accounted for 100% of the net revenues for the three months ended September 30, 2014. Two customers accounted for 100% of net revenues for the nine months ended September 30, 2013. There was no revenue for the three months ended September 30, 2013.

Accounts Payable

As of September 30, 2014 and December 31, 2013, three and two vendors collectively accounted for approximately 47% and 48% of total accounts payable. There were no purchases made for the three or nine months ended September 30, 2014. For the three and nine months ended September 30, 2013, one vendor accounted for 66% of our purchases.

Inventory

Inventory, which consists of raw materials, is stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method.  At each balance sheet date, we evaluate our ending inventory for excess quantities and obsolescence.  This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors.  Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values.  Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories.  At September 30, 2014 and December 31, 2013, we did not have a reserve for slow-moving or obsolete inventory.

Costs in Excess of Billings on Uncompleted Contracts

Costs in excess of billings on uncompleted contracts in the accompanying consolidated balance sheets represents accumulation of costs for labor, materials, overhead and other costs that have been incurred. These costs will be recognized as costs of goods sold when the contract is considered complete in accordance with the completed-contract method.  Costs in excess of billings on uncompleted contracts were $0 and $801,000 at September 30, 2014 and December 31, 2013, respectively.  In June 2014, our contract with Efficient Energy Conversion Turbo Machinery, B.V. (“EECT”) was completed (see Note 14), resulting in the recognition of revenue related to the contract plus change orders and all associated costs.

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

Impairment of Long-Lived Assets

We account for our long-lived assets in accordance with the accounting standards which require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical carrying value of an asset may no longer be appropriate.  We consider the carrying value of assets may not be recoverable based upon its review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends.  An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of September 30, 2014 and December 31, 2013, we do not believe there have been any other impairments of our long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for our products will continue, which could result in impairment of long-lived assets in the future.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, derivative liabilities, Secured Notes payable and related debt discounts and capital lease liabilities.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2014 and December 31, 2013. The carrying amounts of short-term financial instruments are reasonable estimates of their fair values due to their short-term nature or proximity to market rates for similar items.  See Note 9 for additional fair value disclosure.

Derivative Financial Instruments

The Company issues derivative financial instruments in conjunction with its debt and equity offerings and to provide additional incentive to investors and placement agents. The Company’s uses derivative financial instruments in order to obtain the lowest cash cost-source of funds. Derivative liabilities are recognized in the condensed consolidated balance sheets at fair value based on the criteria specified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) topic 815-40 “ Derivatives and Hedging – Contracts in Entity’s own Equity .” The estimated fair value of the derivative liabilities is calculated using either the Black-Scholes-Merton or Monte Carlo simulation model method.

The Company issued common stock warrants and convertible secured notes payable with conversion features in April 2014. These embedded derivatives were evaluated under ASC topic 815-40, were bifurcated from the debt host and are classified as liabilities on the condensed consolidated balance sheet. The Company records the warrants and embedded derivative liabilities at fair value and adjusts the carrying value of the common stock warrants and embedded derivatives to their estimated fair value at each reporting date with the increases or decreases in the fair value of such warrants and derivatives at each reporting date, recorded as a gain or (loss) in the condensed consolidated statements of operations (See Notes 8 and 9).

The Company issued common stock warrants for services in September 2014. These derivative securities were evaluated under ASC topic 815-40 and determined that they did not need to be recorded as liabilities on the condensed consolidated balance sheet. The warrants were valued on the date of issuance at fair value.

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

Revenues under long-term construction contracts are generally recognized using the completed-contract method of accounting.  Long-term construction-type contracts for which reasonably dependable estimates cannot be made or for which inherent hazards make estimates difficult are accounted for under the completed-contract method. Revenues under the completed-contract method are recognized upon substantial completion – that is acceptance by the customer, compliance with performance specifications demonstrated in a factory acceptance test or similar event.  Accordingly, during the period of contract performance, billings and costs are accumulated on the balance sheet, but no profit or income is recorded before completion or substantial completion of the work.  Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable.  Changes in estimate of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed.  We had deferred all amounts received on our contract with EECT until the contract was substantially completed, which occurred in June 2014, at which time the entire contract, including change orders, was recorded as revenue.   As of September 30, 2014 and December 31, 2013, we had a provision for contract loss of approximately$0 and $100,000, respectively, related to our contract with EECT.

Research and Development Costs

Research and development costs are expensed as incurred.  Research and development was $0.5 million and $0.7 million for the three months ended September 30, 2014 and 13, respectively, and $2.3 million and $1.4 million for the nine months ended September 30, 2014 and 2013, respectively.

Share-Based Compensation

We maintain a stock option plan (see Note 12) and record expenses attributable to the stock option plan. We amortize share-based compensation from the date of grant on a weighted average basis over the requisite service period for the entire award.

We account for equity instruments issued to consultants and vendors in exchange for goods and services at fair value.  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant’s or vendor’s performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized to expense in accordance with the services provided under the underlying contract.

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

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation.  Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive.  Approximately 17.9 million shares of common stock are issuable upon the exercise of outstanding options and warrants at September 30, 2014.  There were no options and warrants outstanding at September 30, 2013. Dilutive equivalents were excluded from the computation of diluted loss per share due to the anti-dilutive effect on net loss per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net loss	$(2,823,000)	$(2,020,000)	$(7,770,000)	$(4,642,000)
Weighted average number of common shares outstanding:
Basic and diluted	82,129,000	68,889,000	75,750,000	66,447,000
Net loss attributable to common stockholders per share:
Basic and diluted	$(0.03)	$(0.03)	$(0.10)	$(0.07)

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

In May, 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 provides a framework for addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles. ASU 2014-09 is effective beginning with the calendar year ended December 31, 2017. The Company has not yet assessed the impact ASU 2014-09 will have upon adoption on its financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 requires that an entity's management evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Substantial doubt about an entity's ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Certain disclosures are necessary in the footnotes to the financial statements in the event that conditions or events raise substantial doubt about an entity's ability to continue as a going concern. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter and early application is permitted. The Company has not yet assessed the impact ASU 2014-15 will have upon adoption.

Note 3 - Inventory

Inventory consists of the following:

	September 30, 2014	December 31, 2013
	(unaudited)
Raw materials	$29,000	$29,000
Work-in-process	—	—
Finished goods	—	—
Less: inventory reserve	—	—
Total inventory	$29,000	$29,000

Note 4 - Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2014	December 31, 2013
	(unaudited)
Prepaid rent	$26,000	$26,000
Prepaid insurance	15,000	11,000
Prepaid licenses	4,000	6,000
Prepaid fees	5,000	3,000
Prepaid deposit	8,000	-
Prepaid professional fees	-	-
Total	$58,000	$46,000

Note 5 - Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30, 2014	December 31, 2013
	(unaudited)
Machinery and equipment	$877,000	$849,000
Office furniture and fixtures	198,000	198,000
Computer equipment and software	126,000	97,000
Total cost	1,201,000	1,144,000
Less accumulated depreciation	(552,000)	(380,000)
Net	$649,000	$764,000

Assets recorded under capital leases and included in property and equipment in our balance sheets consist of the following:

	September 30, 2014	December 31, 2013
	(unaudited)
Machinery and equipment	$27,000	$27,000
Computer equipment and software	46,000	17,000
Total assets under capital lease	73,000	44,000
Less accumulated depreciation	(16,000)	(1,000)
Net assets under capital lease	$56,000	$43,000

Depreciation expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development	$28,000	$26,000	$86,000	$77,000
General and administrative	27,000	26,000	85,000	77,000
	$55,000	$52,000	$171,000	$154,000

Amortization of assets under capital lease was $5,000 and $0 for the three months ended September 30, 2014 and 2013, respectively, and $15,000 and $0 for the nine months ended September 30, 2014 and 2013, respectively.

Note 6 - Intangibles, Net

Intangibles, net consisted of the following:

	September 30, 2014	December 31, 2013
	(unaudited)
Patents	$80,000	$80,000
Less accumulated amortization	(44,000)	(39,000)
Net	$36,000	$41,000

Our patents are amortized over their remaining life.  Amortization expense related to these intangible assets was $2,000 for the three months ended September 30, 2014 and 2013, and $5,000 for the nine months ended September 30, 2014 and 2013.

Amortization expense on intangible assets is $2,000 for the remainder of 2014, $7,000 per year for the years ending December 31, 2015 through December 31, 2018, and $6,000 for the year ending December 31, 2019.

We continue to invest in our intellectually property portfolio and are actively filing for patent protection for our technology in both the United States and abroad.  The costs, including legal, associated with compiling and filing patent applications are expensed in selling, general and administrative expenses as incurred.

Note 7 - Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2014	December 31, 2013
	(unaudited)

Accrued professional fees	212,000	$81,000
Accrued payroll	26,000	26,000
Accrued vacation	74,000	76,000
Accrued expense reports	-	29,000
Accrued board fees	20,000	-
Accrued taxes	-	7,000
Accrued other	51,000	12,000
Accrued liabilities owed by Parent - reimbursable under Contribution Agreement	35,000	35,000
Total accrued expenses	$418,000	$266,000

Note 8 – Convertible Secured Notes Payable

Secured Notes

Secured Notes payable activity is summarized in the table below:

	Secured Notes	Debt Discount	Net Total
Original Value - April 16, 2014	$4,575,000	$(3,236,000)	$1,339,000
Amortization of debt discount	-	540,000	540,000
Capitalization of Interest Payable	2,000	-	2,000
Conversion and redemption of secured Notes Payable	(4,577,000)	2,696,000	(1,881,000)
Ending balance - September 30, 2014	-	-	-

On April 16, 2014, the Company issued $4.6 million of convertible secured promissory notes (“Secured Notes”) in a private placement to three institutional investors. The Secured Notes carried interest at a rate of 0.28% per year, subject to certain adjustments, and were originally set to mature in October 2015. The Secured Notes were convertible, at the holders’ option, into shares of the Company's common stock at an initial conversion price of $0.67 per share, subject to adjustments in the event the Company issued equity securities at a price per share below the conversion price. Interest on the Secured Notes was payable quarterly and the principal amount of the Secured Notes amortized monthly with payments originally set to begin on July 16, 2014 and extended in July 2014 to begin August 15, 2014 (see below). On each of the monthly principal installment dates, the Company’s scheduled principal amortization payment was to have been $286,000. Installment payments could be settled, at the Company’s option, in cash or shares of common stock, subject to certain conditions including: (i) the daily dollar trading volume of the Company's common stock during the thirty (30) trading days prior to the applicable date of determination shall be at least $50,000 commencing August 9, 2014; and (ii) the daily weighted average price of the Company's common stock for each trading day during the thirty (30) trading days ending on the trading day immediately prior to the applicable date of determination was initially set to be at least $0.50. Also subject to certain conditions, at any time, the holder may accelerate a limited amount of scheduled amortization payments.

The Secured Notes were issued with detachable warrants to purchase up to 4.1 million shares of its common stock, exercisable for five years with an initial exercise price of $0.78 per share subject to potential future anti-dilution adjustments for the exercise price in the event the Company issues equity securities at a price per share lower than the warrant exercise price.

The Company received gross proceeds of $4.0 million, and incurred cash transaction expenses of approximately $0.2 million. Of the $3.8 million net proceeds, $2.3 million was placed in a control account pursuant the Control Agreement and $1.5 million was available for the company to be used for overhead and general working capital purposes. The release of additional cash from the Control Agreement was at the discretion of the investors.

In connection with the issuance of the Secured Notes, the Company agreed to pay the placement agent 6.5% of the total principal amount of the Secured Notes, of which $0.2 million were to be paid as the funds are released from the control account. The placement agent was granted warrants to purchase up to 0.7 million shares of common stock. The warrants are exercisable at $0.78 per share (subject to future anti-dilution adjustments) and expire on April 15, 2019.

The Secured Notes were initially recorded net of a discount of $3.2 million, reflecting the original issue discount of $0.6 million, the fair value of the warrants and embedded derivatives within the Secured Notes on the issuance date of $2.1 million and $0.5 million in costs related to the issuance of the Secured Notes. See below for further detail on the fair value of the warrants and derivatives. The $3.2 million debt discount was amortized through interest expense on the condensed consolidated statements of operations over the term of the Secured Notes.

Amendment to Secured Notes

On July 11, 2014, the Company entered into a letter agreement with the investors who are parties to the Securities Purchase Agreement dated as of April 15, 2014 (the “SPA”). The letter agreement amended certain terms of the SPA and the Secured Notes issued thereunder.

The letter agreement amended the SPA as follows:

●	The period of time during which the Company may sell and issue up to $2.0 million of its equity securities without the consent of the investors was increased from 45 days commencing April 16, 2014, to 120 days.

The letter agreement amended the Secured Notes as follows:

●	The date of the Company’s first monthly installment payment was changed from July 16, 2014, to August 15, 2014;

●	The date of the Company’s final monthly installment, as well as the maturity date of the Secured Notes, was changed from October 16, 2015, to November 16, 2015;

●	The required closing price of the Company’s common stock in order to satisfy certain equity conditions was changed from $0.50 to $0.35; and

●	The percentage used to determine the Market Price (as defined in the Secured Notes) of the Company’s common stock, was changed from 85% to 82%.

Except for the foregoing amendments, the remaining terms of the SPA and the Secured Notes remained unchanged. The investors who were signatories to the letter agreement collectively constitute the Required Holders (as defined in the SPA and the Secured Notes) necessary to effectuate the foregoing amendments.

Conversion and Redemption of Secured Notes Payable

On August 14, 2014, we entered into a Conversion and Redemption Agreement (each, an "Agreement" and together the "Agreements") with each holder of the Secured Notes. Pursuant to the Agreements:

●	The conversion price of the Secured Notes was adjusted to $0.20 per share;

●	The holders of the Secured Notes converted a portion of the Secured Notes held by them, in an aggregate amount of $2,711,000, into 13,555,000 shares of our common stock in the aggregate based on the adjusted conversion price;

●	The holders of the Secured Notes redeemed a portion of the Secured Notes held by them for cash, in the aggregate amount of $1,866,000, from the funds held in the control account;

●	The Secured Notes were cancelled immediately following the foregoing conversion and redemption; and

●	$405,000, net of $17,000 of legal fees, of the funds held in the control account was transferred to us immediately after the closing of the Agreements.

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

The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants and embedded conversion features using the Black-Scholes Option pricing model using the following assumptions:

2014
Annual dividend yield	-
Expected life (years)	1.25-5.0
Risk-free interest rate	0.04%-0.07%
Expected volatility	47.48%-60.06%

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

The fair values of the April 2014 warrants and embedded derivatives, which require bifurcation from the debt host, were initially recorded within long-term liabilities on the condensed consolidated balance sheets. The embedded derivatives relate to the conversion option, redemption in the case of an event of default and redemption in the case of a change in control features of the convertible secured note. On August 14, 2014, the convertible secured note related derivatives were marked to market with the change recorded as an adjustment to the carrying value of these liabilities and a gain on derivatives liabilities recorded in the consolidated statements of operations and the remaining carrying value was eliminated when the underlying debt was redeemed and converted as described above. The April 2014 warrants will continue to be marked to market quarterly, with any change recorded as an adjustment to the carrying value of these liabilities and the gain or (loss) on warrant derivative liabilities recorded in the consolidated statements of operations. The fair value of the warrants and embedded derivatives from the issuance date to the September 30, 2014 declined $1.6 million. The following table provides a reconciliation of the derivative liability activity:

	Warrants Liability	Embedded Note Conversion Feature	Total
Original Value - April 16, 2014	$1,250,000	$828,000	$2,078,000
Adjustment to fair value	(26,000)	(104,000)	(130,000)
Balance – June 30, 2014	$1,224,000	$724,000	$1,948,000
Adjustment to fair value, Conversion Feature, August 14, 2014	-	(723,000)	(723,000)
Conversion of convertible secured notes	$-	$(1,000)	$(1,000)
Adjustment to fair value, Warrants	(896,000)	-	(896,000)
Ending balance - September 30, 2014	$328,000	$-	$328,000

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

Inputs used in measuring fair value are prioritized into a three-level hierarchy based on whether the inputs to those measurements are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. The fair-value hierarchy requires the use of observable market data when available and consists of the following levels:

●	Level 1 – Quoted prices for identical instruments in active markets;

●	Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets; and

●	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The following tables present information on the Company’s financial instruments as of September 30, 2013:

	Fair Value	Level 1	Level 2	Level 3

Warrant derivative liability	328,000	-	-	328,000

Note 10 - Notes and Capital Leases Payable

Notes Payable

On October 24, 2013, we entered into a Loan, Security and Guarantee agreement with the Export-Import Bank of the United States (“Ex-Im Bank”).  Under this agreement, pursuant to the Global Credit Express Program, we can borrow up to a maximum amount of $400,000 from November 4, 2013 until November 4, 2014.  All outstanding principal and accrued and unpaid interest under each disbursement is due and payable in full on November 4, 2014 or per the conditions precedent noted below.  Interest accrues at a rate of 4.24% per year. There were no outstanding principal amounts as of September 30, 2014 and December 31, 2013.

Capital Leases Payable

Capital leases payable consisted of the following:

	September 30, 2014	December 31, 2013
	(unaudited)
Capital lease payable to De Lange Landon secured by forklift, 10.0% interest, due on October 1, 2018, monthly payment of $451.50.	19,000	20,000
Capital lease payable to Dell Computers secured by computer equipment, 15.09% interest, due on November 16, 2016, monthly payment of $607.58.	14,000	17,000
Capital lease payable to Dell Computers secured by computer equipment, 15.09% interest, due on December 15, 2016, monthly payment of $604.93.	$14,000	$-
Capital lease payable to Dell Computers secured by computer equipment, 15.09% interest, due on January 3, 2017, monthly payment of $415.40.	10,000	-
Total capital leases	57,000	37,000
Less: current portion	(18,000)	(8,000)
Long-term portion of capital leases	$39,000	$29,000

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of September 30, 2014, are as follows:

	Year Ending December 31	Amount
	2014	$10,000
	2015	25,000
	2016	24,000
	2017	6,000
	2018	5,000
Net minimum lease payments		70,000
Less: Amount representing interest		(12,000)
Less: Taxes		(1,000)
Present value of net minimum lease payments		57,000
Less: Current maturities of capital lease obligations		(18,000)
Long-term capital lease obligations		$39,000

Note 11 - Equity

Common Stock Issuances

On August 15, 2014, we issued 13,555,000 shares of our common stock to the holders of the Secured Notes for the conversion of $2,711,000 of Secured Notes held by them based on the adjusted conversion price described in Note 9 above.

On September 22, 2014, we sold and issued 26,666,658 shares of our common stock to 36 accredited investors at $0.15 per share (the “September 2014 PIPE”. We received net cash proceeds of $3,895,000 consisting of $4,000,000 in gross proceeds reduced by $105,000 in cash offering costs consisting of cash placement fees of $73,000 and legal fees of $32,000. In addition to the cash offering costs, we also issued: (1) 1,000,000 restricted shares of the Company’s common stock valued at $150,000; and (2) warrants to purchase up to 1,325,000 shares of the registrant’s common stock at an exercise price of $0.50 per share. The warrants issued for placement agent fees are exercisable for a period of four years after their issuance dates. The warrants issued to the placement agents were recorded to offering costs at fair value of $101,000 using the Black-Scholes option pricing model using a market price of $0.27 per share on the date of issuance, a risk free rate of 1.8%, a dividend rate of 0%, and volatility of 56.93%.

In connection with the September 2014 PIPE transaction, the Company entered into a Registration Rights Agreement with the Investors (the “Registration Rights Agreement”), pursuant to which the Company was required to file a registration statement related to the September 2014 PIPE transaction with the SEC covering the resale of the Shares that were issued to the Investors. The Company filed the initial registration statement on October 22, 2014.

Note 12 - Stock Options and Warrants

On July 1, 2013, our Board of Directors adopted and approved the 2013 Equity Incentive Plan.  The plan authorizes us to grant non-qualified stock options and restricted stock purchase rights to purchase up to 14,000,000 shares of our common stock with vesting to employees (including officers) and other service providers. To date, all issuances under the 2013 Equity Incentive Plan have been stock options. No restricted shares have been issued under the 2013 Equity Incentive plan.  At September 30, 2014, 3.9 million shares were available for future grants and total unrecognized deferred stock compensation expected to be recognized over the remaining vesting period of 3.89 years for outstanding grants was $3.7 million.

In April 2014, all outstanding employee stock options granted under the 2013 Equity Incentive Plan were cancelled and reissued by our Board of Directors with an exercise price of $0.35 per share. Each reissued stock option grant had 15% of the stock option vesting immediately and the remainder in 1/36th in monthly increments over the next three years. As a result of the cancellation and reissuance of the options, we recognized a non-cash charge of $840,000 for the incremental change in fair value of the cancelled and reissued options over the vesting period of the reissued options. This cancellation and reissuance affected 21 employees who held 8.6 million stock options as of the date of the cancellation and reissuance.

The fair value of option awards and warrants issued is estimated on the grant date using the Black-Scholes option valuation model.

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by us.  The following table presents the range of grant date assumptions used to estimate the fair value of options and warrants granted for the nine months ended September 30, 2014.

September 30, 2014
(unaudited)
Expected volatility	70.8- 71.54%
Dividend yield	0.00%
Risk-free interest rate	1.64-1.70%
Expected life (in years)	4.5- 6.0

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

Stock-based award activity was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life	Value
Balance, December 31, 2013	8,910,000	$1.289	6.30
Forfeited during 2014	(941,000)	0.35	—
Cancelled during 2014	(8,610,000)	1.289
Reissued during 2014	8,610,000	0.35
Granted during 2014	2,410,000	0.27	—
Balance, September 30, 2014	10,379,000	$0.33	6.23	$150,000
Exercisable on September 30, 2014	3,119,000	$0.39	5.59	$—

The options granted have a contract term ranging between five and seven years.  Options granted during 2014 had vesting schedules between zero and four years. Options cancelled and reissued had portions vested immediately and the remainder over a three year period, with 15% - 100% of the options vesting immediately upon grant and the remainder ratably over the vesting term.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2014:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number of	Contractual	Exercise	Number of	Exercise
Prices	Shares	Life	Price	Shares	Price
		(In years)
$0.00 - $0.25	1,500,000	9.89	$0.15	-	$-
$0.26 - $0.50	8,879,000	5.72	$0.37	3,119,000	$0.39
$0.51 - $0.75	-	-	$-	-	$-
	10,379,000	5.64	$0.33	3,119,000	$0.39

Total intrinsic value of stock options outstanding at September 30, 2014 was $0 and $150,000 for vested and unvested stock options respectively.

Stock based compensation expense is comprised of the company’s consisted of the following:

	Three Months Ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Research and development	$184,000	$31,000	$1,178,000	$45,000
General and administrative	260,000	-	1,635,000	-
	$464,000	$31,000	$2,813,000	$45,000

Restricted Stock

Restricted stock grants consist of common shares of the Company owned by employees, consultants, and directors which are subject to vesting conditions, typically for services provided to the company. Restricted Stock was originally issued in the first quarter of 2013 when all outstanding stock options in existence at that time were exercised prior to vesting. All unvested restricted shares are subject to repurchase rights and therefore recorded as restricted stock.

Restricted stock activities in 2014 were as follows:

		Weighted-
		Average
		Grant
	Shares	Price
Balance, December 31, 2013	1,677,000	$0.001
Repurchase of unvested restricted shares	(92,000)	$
Vested, nine months ending September 30, 2014	(603,000)	$
Unvested balance, September 30, 2014	$982,000	$0.001

Under the terms of the stock option plan, we repurchased 92,000 shares from an employee for $92 during the nine months ended September 30, 2014.   The remaining unvested restricted shares vest over the next eighteen months.

Warrants

From time to time, we issue warrants to purchase shares of our common stock to investors, note holders and to non-employees for services rendered or to be rendered in the future.

The following table provides a reconciliation of the warrant activity for the nine months ended September 30, 2014:

	Warrants Outstanding
	Number of Warrants	Weighted-Average Exercise Price per Share
Balance outstanding at January 1, 2014	631,087	$0.80
Warrants issued	6,904,852	0.53
Warrants exercised	-	-
Balance outstanding at September 30, 2014	7,535,939	$0.55
Warrants exercisable at September 30, 2014	7,535,939	$0.55

As of September 30, 2014, warrants outstanding had a weighted average remaining life of 4.49 years and no intrinsic value.

Warrants outstanding as of September 30, 2014 consist of:

	Issue Date	Expiry Date	Number of Warrants	Exercise Price per Share
2013 Services Warrants – July	Jul-13	Jul-18	474,687	$0.75
2013 Services Warrants – August	Aug-13	Aug-18	36,400	0.75
2013 Services Warrants – November	Nov-13	Nov-18	120,000	1.00
2014 Services Warrants – April	Apr-14	Apr-19	682,836	0.78
2014 Convertible Notes Warrants	Apr-14	Apr-19	4,097,016	0.50
2014 Services Warrants – September	Sept-14	Sept-19	800,000	0.50
2014 PIPE Warrants – September	Sept-14	Sept-19	1,325,000	0.50
Balance outstanding at September 30, 2014			7,535,939	$0.55
Warrants exercisable at September 30, 2014			7,535,939	$0.55

The 2014 Convertible Notes Warrants (“Convertible Notes Warrants”) were issued in conjunction with the April 2014 Convertible Notes described in Note 8 above. The Convertible Notes Warrants were originally issued with an exercise price of $0.78 per share and have anti-dilution price protection whereby if the Company issues any common stock, or securities convertible or exercisable into common stock at a price per share less than the exercise price of the Convertible Notes Warrants, the Company is obligated to reduce the exercise price of the Convertible Notes Warrants to an exercise price at, or below the new issuance price. On September 22, 2014, the Company issued approximately 26.7 million common shares at a price per share of $0.15 as described in Note 11 above. In conjunction with this issuance, the Company received a waiver from the warrant holders which waived the reset of their exercise price which would have been to $0.15 per share. The terms of the waiver required the Company to reduce the warrant exercise price to $0.50 per share, from $0.78 per share and also required the Company to make a further adjustment to the exercise price on March 22, 2015. On that date, the Company is obligated to reset the warrant exercise price to the lower of the current exercise price of $0.50 per warrant, or to an exercise price equivalent to 70% of the weighted average price of the Company’s common stock for the preceding 10 trading days prior to March 22, 2015. The Company currently accounts for the Convertible Notes Warrants as derivative liabilities and no gain or loss was recorded for this change as these warrants were marked-to-market as of September 30, 2014 at the revised exercise price.

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

Related party interest expense was $10,000 for the nine months ended September 30, 2013. There was no related party interest expense for the three months ended September 30, 2013 or the three and nine months ended September 30, 2014.

Note 14 - Commitments and Contingencies

We may become a party to litigation in the normal course of business.  We accrue for open claims based on our historical experience and available insurance coverage.  In the opinion of management, there are no legal matters involving us that would have a material adverse effect upon our financial condition, results of operations or cash flows.

EECT Agreement

On December 31, 2012, we entered into a Master Purchase and Resale Agreement (“MPRSA”) with EECT. As part of this agreement, EECT is committed to buy a certain number of the FP250 and related optional equipment in order to maintain exclusivity in the region.  The pricing for the first unit was $760,000, and subsequent units will be sold at a higher price than the first unit.  In accordance with the MPRSA, EECT placed a Purchase Order (“PO”) with us on December 31, 2012, for the purchase of the first unit at $760,000.  The order was conditional on the issuance of an irrevocable letter of credit to us, according to the terms of the PO.  Such irrevocable letter of credit was issued on March 1, 2013, in the amount of 533,000 Euros, and we acknowledged the acceptance of the PO on the same date.  On November 14, 2013, we shipped the FP250 and on December 24, 2013, we received the proceeds from the letter of credit.  We had deferred all amounts received on our contract with EECT until the contract was substantially completed, which occurred in June 2014, at which time the entire contract, including change orders, was recorded as revenue.   As of September 30, 2014 and December 31, 2013, we had a provision for contract loss of approximately $0 and $100,000, respectively, related to our contract with EECT.

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

The following table presents the changes in the product warranty accrual included in accrued expenses in the accompanying condensed consolidated balance sheets for the nine months ended September 30, 2014:

2014
Beginning balance, January 1, 2014	$-
Charged to cost of revenues	22,000
Usage	-

Ending balance, September 30, 2014	$22,000

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

Future minimum rental payments under operating leases that have initial noncancellable lease terms in excess of one year as of September 30, 2014 are as follows:

2014	$102,000
2015	327,000
2016	329,000
2017	3,000
2018	2,000
$763,000

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of each lease.  Rent expense, net of sublease income, was $97,000 and $266,000 for three and nine months ended September 30, 2014, respectively, and $72,000 and $135,000 for the three and nine months ended September 30, 2013, respectively.

Our current headquarters is located at 9400 Toledo Way, Irvine, California 92618.  The property consists of a mixed use commercial office, production, and warehouse facility of 32,649 square feet.  Effective August 1, 2013, we assumed this lease (the “Lease”) from FEES.  The Lease has a remaining term of 26 months and expires December 31, 2016.  The current monthly rent payment is $26,044 and increases on an annual basis.

We also lease space from the Regents of the University of California, Irvine, for the installation and demonstration of the FP250 equipment. The lease has a monthly payment of $7,705 and expires on January 1, 2015.

Note 15 -  Subsequent Events

None.

Item 2. Management's Discussion and Analysis or Plan of Operations.

The following discussion and analysis of our financial condition is as of September 30, 2014. Our results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

After deployment of FP250 development and field test units in 2011 and 2012, we shipped the first commercial FP250 on November 14, 2013, to the Netherlands per the terms of our agreement with Efficient Energy Conversion Turbo Machinery, B.V. (“EECT”). This unit was commissioned in June, 2014 and is in commercial operation.

We currently anticipate that our second commercial product will be the Ener-Core 2MW Gradual Oxidizer, which will be integrated with a two megawatt gas turbine and be commercialized as a 2 MW integrated power-station. We have completed system layout and analytic models integrating our Gradual Oxidizer with this turbine and have initiated design and development of the 2 MW product. We expect that we will receive commercial orders for this 2 MW system in 2014, run field test units in late 2015, and complete commercial shipments shortly thereafter.

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

Nine months ending September 30, 2014 highlights:

Commercial Activities

EECT

For the nine months ended September 30, 2014, we installed and commissioned our initial commercial Gradual Oxidizer unit. We deemed our contract with EECT complete and recorded revenue related to the contract plus change orders.

Waste Gas Consulting

During the three months ended September 30, 2014, we completed the first phase of a three phase commercial project with an oil and gas producer located in Canada. Our prototype unit located at the University of California Irvine successfully oxidized waste gases with identical qualities to waste gases currently being flared at petroleum production facilities in Alberta, Canada. We received $60,000 in consulting fees for the waste gas test and we are currently working with the customer for the second phase of the project which we expect will be to install a 250 KW commercial unit in a cold weather environment in Canada in the middle of 2015. We believe the third phase of the project will be a substantial order which would not occur until 2016 or 2017, if at all.

 Financing Activities:

September 2014 Private Equity Issuance

On September 22, 2014, we sold and issued 26,666,658 shares of our common stock to 36 accredited investors at $0.15 per share (the “September 2014 PIPE”). We received net cash proceeds of $3,895,000 consisting of approximately $4,000,000 in gross proceeds reduced by $105,000 in cash offering costs consisting of cash placement fees of $73,000 and legal fees of $32,000. In addition to the cash offering costs, we also issued: (1) 1,000,000 restricted shares of the Company’s common stock valued at $150,000; and (2) warrants to purchase up to 1,325,000 shares of the registrant’s common stock at an exercise price of $0.50 per share. The warrants issued for placement agent fees are exercisable for a period of four years after their issuance dates. The warrants issued to the placement agents were recorded to offering costs at a fair value of $101,000. This amount was based on the Black-Scholes option pricing model using a market price of $0.27 per share on the date of issuance, a risk free rate of 1.8%, a dividend rate of 0%, and volatility of 56.93%.

We also entered into a Waiver and Amendment Agreement (the “Waiver”) with the holders of warrants (the “April 2014 Warrants”) issued pursuant to that certain securities purchase agreement by and among the Company and five accredited investors dated April 15, 2014 (the “April 2014 SPA”). Pursuant to the terms of the Waiver, the holders of the April 2014 Warrants agreed to waive their anti-dilution rights and participation rights as set forth in the April 2014 Warrants and the April 2014 SPA, with respect to the September 2014 PIPE. The holders of the April 2014 Warrants also agreed to amend certain provisions of the April 2014 Warrants, including the reduction of the exercise price per share to $0.50 per share, and also conditions for the exercise price to adjust further in March 2015 if certain events occur. In addition, provided that the holders of the April 2014 Warrants each limit their sales in the Company’s common stock during the 10-Day Period (as defined below) to not more than 20% of the total number of shares of the Company’s common stock issuable to such April 2014 Holder upon exercise of the April 2014 Warrant (without regard to any limitation or restriction on the exercise thereof), the exercise price of the April 2014 Warrants shall be reset on March 24, 2015 (the “Adjustment Date”), whereby the exercise price then in effect shall be adjusted to equal the lower of (i) the then effective exercise price of the April 2014 Warrants, and (ii) seventy percent (70%) of the arithmetic average of the weighted average prices of the Company’s common stock for the ten (10) consecutive trading days immediately preceding the Adjustment Date, with such price rounded to the nearest $0.01 per share.

In connection with the September 2014 PIPE transaction, the Company entered into a Registration Rights Agreement with the Investors (the “Registration Rights Agreement”), pursuant to which the Company was required to file a registration statement related to the September 2014 PIPE transaction with the SEC covering the resale of the Shares that were issued to the Investors. The Company filed the initial registration statement in October, 2014.

April 16, 2014 Secured Notes

On April 16, 2014, we consummated the sale of approximately $4.6 million of convertible secured promissory notes (the “Secured Notes”) with an original issue discount of $0.6 million, as well as warrants to purchase up to 4.1 million shares of our common stock in a private placement to a five institutional investors. We received gross proceeds of $4.0 million, less transaction expenses of approximately $0.2 million, of which $2.3 million has been placed in a control account and its usage restricted and $1.5 million was received for our use towards working capital requirements and general corporate requirements. In connection with the issuance of the Secured Notes, we agreed to pay our placement agent 6.5% of the total principal amount of the Secured Notes, of which $0.2 million will be paid as the funds are released from the control account. We also issued our placement agent warrants to purchase up to 0.7 million shares of common stock. The warrants are exercisable at $0.78 and expire on April 15, 2019. We intend to use the proceeds for general corporate purposes.

On July 11, 2014, we entered into a letter agreement with the investors who are parties to April 2014 SPA. The letter agreement amends certain terms of the April 2014 SPA and the Secured Notes issued thereunder.

The letter agreement amended the April 2014 SPA as follows:

●	The period of time during which the Company may sell and issue up to $2.0 million of its equity securities without the consent of the investors was increased from 45 days commencing April 16, 2014, to 120 days.

The letter agreement amended the Secured Notes as follows:

●	The date of the Company’s first monthly installment payment was changed from July 16, 2014, to August 15, 2014;

●	The date of the Company’s final monthly installment, as well as the maturity date of the Secured Notes, was changed from October 16, 2015, to November 16, 2015;

●	The required closing price of the Company’s common stock in order to satisfy certain equity conditions was changed from $0.50 to $0.35; and

●	The percentage used to determine the Market Price (as defined in the Secured Notes) of the Company’s common stock, was changed from 85% to 82%.

Except for the foregoing amendments, the remaining terms of the April 2014 SPA and the Secured Notes remained unchanged. The investors who were signatories to the letter agreement collectively constitute the Required Holders (as defined in the April 2014 SPA and the Secured Notes) necessary to effectuate the foregoing amendments.

Conversion and Redemption of Secured Notes Payable

On August 14, 2014, we entered into a Conversion and Redemption Agreement (each, an "Agreement" and together the "Agreements") with each holder of the Secured Notes. Pursuant to the Agreements:

●	The conversion price of the Secured Notes was adjusted to $0.20 per share;

●	The holders of the Secured Notes converted a portion of the Secured Notes held by them, in an aggregate amount of $2,711,000, into 13,555,000 shares of our common stock in the aggregate based on the adjusted conversion price;

●	The holders of the Secured Notes redeemed a portion of the Secured Notes held by them for cash, in the aggregate amount of $1,866,000, from the funds held in the control account;

●	The Secured Notes were cancelled immediately following the foregoing conversion and redemption; and

●	$405,000, net of $17,000 of legal fees, of the funds held in the control account was transferred to us immediately after the closing of the Agreements.

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

Going Concern

Our condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business.  Since our inception, we have made a substantial investment in research and development to develop the Gradual Oxidizer, have successfully deployed a FP250 field test unit at the U.S. Army base at Fort Benning, Georgia, and installed and commissioned our first commercial unit in the Netherlands in the second quarter of 2014.

We have sustained recurring net losses and negative cash flows since inception and have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. Despite a capital raise of approximately $4.0 million in September 2014, we expect to require additional sources of capital to support the Company’s growth initiatives. We must secure additional funding to continue as a going concern and execute our business plan.

Management’s plan is to obtain such resources by obtaining capital sufficient to meet our operating expenses by seeking additional equity and/or debt financing. The cash and cash equivalents balance (including restricted cash) on September 30, 2014 and November 13, 2014, was approximately $4.1 million and $2.9 million (including restricted cash of $50,000), respectively.

On April 16, 2014, we issued approximately $4.6 million of senior secured convertible notes (see Note 8), with net proceeds of approximately $3.8 million, of which approximately $2.3 million was held in a control account subject to certain release conditions.  On August 15, 2014, we converted approximately $2.7 million of the Secured Notes into 13.5 million shares of our common stock (see Note 10), and we received proceeds of approximately $0.4 million from the control account.  The remaining $1.9 million in the control account was returned to the lenders. On September 22, 2014, we issued approximately 26.7 million shares of our common stock in exchange for cash proceeds of approximately $3.9 million, net of 0.1 million of cash offering costs.

We project that our unrestricted cash balance of $2.9 million as of November 13, 2014, will continue to meet our working capital needs, general corporate purposes, and related obligations into the second quarter of 2015 at our current spending levels. However, we expect to require significantly more cash for working capital and as financial security to support our growth initiatives.

Management’s plan is to obtain capital sufficient to meet fund our growth initiatives by seeking additional equity and/or debt financing. We will need to obtain additional financing to continue our current operations past July, 2015. We cannot guaranty that we will be able to complete a financing on a timely basis, with favorable terms or at all. Even if we are able to secure financing, we may still have to significantly reduce costs and delay projects, which would adversely affect our business, customers and program development.

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

Foreign Currency Adjustments

Our functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Income statement accounts are translated at average rates for the year. At September 30, 2014 and December 31, 2013, we did not hold any foreign currency asset or liability amounts. Gains and losses resulting from foreign currency transactions are reported as other income in the period they occurred.

Concentrations of Credit Risk

Cash and Cash Equivalents

We maintain our non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation (“FDIC”) provides insurance coverage of up to $250,000. For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to these deposits. At September 30, 2014, we had $2.3 million in excess of the FDIC limit.

We consider all highly liquid investments available for current use with an initial maturity of three months or less and are not restricted to be cash equivalents. We invest our cash in short-term money market accounts.

Restricted Cash

Collateral Account

Under a credit card processing agreement with a financial institution that was entered in 2013, we are required to maintain funds on deposit with the financial institution as collateral. The amount of the deposit is at the discretion of the financial institution was $50,000 on September 30, 2014 and December 31, 2013.

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

At September 30, 2014, we reserved $26,000 related to rents receivable from our sublessees. At December 31, 2013, we did not have any allowance for doubtful accounts.  Although we expect to collect amounts due, actual collections may differ from the recorded amounts.

As of September 30, 2014 and December 31, 2013, two and one customers, respectively, accounted for 100% of net accounts receivable. One customer accounted for 97% of net revenues for the nine months ended September 30, 2014.  A different customer accounted for 100% of the net revenues for the three months ended September 30, 2014. Two customers accounted for 100% of net revenues for the nine months ended September 30, 2013. There was no revenue for the three months ended September 30, 2013.

Accounts Payable

As of September 30, 2014 and December 31, 2013, three and two vendors collectively accounted for approximately 47% and 48% of total accounts payable. There were no purchases made for the three or nine months ended September 30, 2014. For the three and nine months ended September 30, 2013, one vendor accounted for 66% of our purchases.

Inventory

Inventory, which consists of raw materials, is stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method. At each balance sheet date, we evaluate our ending inventory for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. At September 30, 2014 and December 31, 2013, we did not have a reserve for slow-moving or obsolete inventory.

Costs in Excess of Billings on Uncompleted Contracts

Costs in excess of billings on uncompleted contracts in the accompanying consolidated balance sheets represents accumulation of costs for labor, materials, overhead and other costs that have been incurred. These costs will be recognized as costs of goods sold when the contract is considered complete in accordance with the completed-contract method. Costs in excess of billings on uncompleted contracts were $0 and $801,000 at September 30, 2014 and December 31, 2013, respectively. In June 2014, our contract with EECT was completed, resulting in the recognition of revenue related to the contract plus change orders and all associated costs.

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

Impairment of Long-Lived Assets

We account for our long-lived assets in accordance with the accounting standards which require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical carrying value of an asset may no longer be appropriate. We consider the carrying value of assets may not be recoverable based upon its review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of September 30, 2014 and December 31, 2013, we do not believe there have been any other impairments of our long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products will continue, which could result in impairment of long-lived assets in the future.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, derivative liabilities, Secured Notes payable and related debt discounts and capital lease liabilities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2014 and December 31, 2013. The carrying amounts of short-term financial instruments are reasonable estimates of their fair values due to their short-term nature or proximity to market rates for similar items.

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

Derivative Financial Instruments

The Company issues derivative financial instruments in conjunction with its debt and equity offerings and to provide additional incentive to investors and placement agents. The Company’s uses derivative financial instruments in order to obtain the lowest cash cost-source of funds. Derivative liabilities are recognized in the condensed consolidated balance sheets at fair value based on the criteria specified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) topic 815-40 “ Derivatives and Hedging – Contracts in Entity’s own Equity .” The estimated fair value of the derivative liabilities is calculated using either the Black-Scholes-Merton or Monte Carlo simulation model method.

The Company issued common stock warrants and convertible secured notes payable with conversion features in April 2014. These embedded derivatives were evaluated under ASC topic 815-40, were bifurcated from the debt host and are classified as liabilities on the condensed consolidated balance sheet. The Company records the warrants and embedded derivative liabilities at fair value and adjusts the carrying value of the common stock warrants and embedded derivatives to their estimated fair value at each reporting date with the increases or decreases in the fair value of such warrants and derivatives at each reporting date, recorded as a gain or (loss) in the condensed consolidated statements of operations (See Notes 8 and 9).

The Company issued common stock warrants for services in September 2014. These derivative securities were evaluated under ASC topic 815-40 and determined that they did not need to be recorded as liabilities on the condensed consolidated balance sheet. The warrants were valued on the date of issuance at fair value.

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

Revenues under long-term construction contracts are generally recognized using the completed-contract method of accounting. Long-term construction-type contracts for which reasonably dependable estimates cannot be made or for which inherent hazards make estimates difficult are accounted for under the completed-contract method. Revenues under the completed-contract method are recognized upon substantial completion – that is acceptance by the customer, compliance with performance specifications demonstrated in a factory acceptance test or similar event. Accordingly, during the period of contract performance, billings and costs are accumulated on the balance sheet, but no profit or income is recorded before completion or substantial completion of the work. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimate of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. We had deferred all amounts received on our contract with EECT until the contract is substantially completed, which occurred in June 2014, at which time the entire contract, including change orders, was recorded as revenue. As of September 30, 2014 and December 31, 2013, we had a provision for contract loss of $0 and $100,000, respectively, related to our contract with EECT.

 Research and Development Costs

Research and development costs are expensed as incurred. Research and development was $0.5 million and $0.7 million for the three months ended September 30, 2014 and 2013, respectively, and $2.3 million and $1.4 million for the nine months ended September 30, 2014 and 2013, respectively.

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

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. Approximately 23.6 million shares of common stock are issuable upon the exercise of outstanding options and warrants, and the conversion of debt, at September 30, 2014. There were no options and warrants outstanding at September 30, 2013. Dilutive equivalents were excluded from the computation of diluted loss per share due to the anti-dilutive effect on net loss per share.

	Three Months Ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Net loss	$(2,823,000)	$(2,020,000)	$(7,770,000)	$(4,642,000)
Weighted average number of common shares outstanding:
Basic and diluted	82,267,000	68,889,000	75,796,000	66,447,000
Net loss attributable to common stockholders per share:
Basic and diluted	$(0.03)	$(0.03)	$(0.10)	$(0.07)

Comprehensive Income (Loss)

We have no items of other comprehensive income (loss) in any period presented. Therefore, net loss as presented in our Condensed Consolidated Statements of Operations equals comprehensive loss.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014, AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Revenues	$58,000	$-	$868,000	$7,000
Revenues – related party	-	-	-	9,000
Total revenues	58,000	-	868,000	16,000
Cost of goods sold:
Cost of goods sold	44,000	-	847,000	6,000
Cost of goods sold – related party	-	-	-	6,000
Total costs of goods sold	844,000	-	847,000	12,000
Gross Profit	14,000	-	21,000	4,000

Operating expenses:
Selling, general, and administrative	1,226,000	1,303,000	4,017,000	3,250,000
Research and development	514,000	718,000	2,259 ,000	1,388,000
Total operating expenses	1,740,000	2,021,000	6,276,000	4,638,000
Operating loss	(1,726,000)	(2,021,000)	(6,255,000)	(4,634,000)

Other income (expense):
Other Income	-	1,000	-	2,000
Interest expense	(21,000)	-	(28,000)	-
Interest expense – related party	-	-	-	(10,000)
Amortization of debt discount	(2,694,000)	-	(3,234,000)	-
Gain on derivative liabilities	1,618,000	-	1,748,000	-
Total other income (expense), net	(1,097,000)	1,000	(1,514,000)	(8,000)
Loss before provision for income taxes	(2,823,000)	(2,020,000)	(7,769,000)	(4,642,000)
Provision for income taxes	-	-	1,000	-
Net loss	(2,823,000)	(2,020,000)	$(7,770,000)	$4,642,000)

Loss per share – basic and diluted	(0.03)	(0.03)	$(0.10)	$(0.07)
Weighted average common shares – basic and diluted	82,267,000	68,889,000	75,796,000	66,447,000

Revenue

Our revenue primarily consists of Gradual Oxidizer sales as well as engineering services. For the three and nine months ended September 30, 2014, we had revenue of $58,000 and $868,000, respectively, as compared to $0 and $16,000 for the same periods of the prior year. The revenue was primarily from the sale of a Gradual Oxidizer unit to EECT in the second quarter of 2014 and consulting services to an oil and gas company in the third quarter of 2014. For the prior year, the revenue consisted of $9,000 engineering services to a related party.

Cost of Goods Sold

For the three and nine months ended September 30, 2014, cost of goods sold were $44,000 and $847,000 respectively, compared to $0 and $12,000 for the same period of the prior year. For the three months ended September 30, 2014, cost of goods sold consisted of engineering labor and travel expenses related to the consulting services provided. For the nine months ended September 30, 2014, cost of goods sold primarily consisted of the costs to build of our commercial Gradual Oxidizer unit, including materials, labor, overhead costs and warranty costs. Cost of goods for the 2013 periods was primarily cost of labor for engineering services.

Gross Profit (Loss)

As sales are generated and potentially increase, management anticipates that costs of sales will continue to decrease as a percentage of sales as we will experience economics of scale.

Selling, general and administrative expenses

Selling, general and administrative (“SGA”) expenses include officer compensation, salaries and benefits, stock-based compensation expense, consulting fees, legal expenses, intellectual property costs, accounting and auditing fees, investor relations costs, insurance, public company reporting costs and listing fees, and corporate overhead related costs. SGA expenses decreased $77,000 or 5.9% from $1,303,000 for the three months ended September 30, 2013 to $1,226,000 for the three months ending September 30, 2014. The decrease was due to the net effect of a $122,000 decrease in non-cash stock compensation expenses and $178,000 lower recurring headcount and overhead related costs offset by $223,000 of non-recurring consulting charges in the September 3014 quarter. The decrease in non-cash stock compensation expenses was due to lower employee stock option expense in the 2014 period compared to the 2013 period resulting from lower expense amortization of the lower fair values for the options which were re-priced in April 2014. The headcount cost reduction was due to lower finance, accounting, and legal costs which were higher in the 2013 period due to consultants hired in early 2013 to provide accounting, finance, and legal related services through the July 1, 2013 public offering which were replaced with less expensive alternatives by the end of 2013 resulting in lower expenses in 2014.

SGA expenses increased $767,000 or 23.6% from $3,250,000 for the nine months ended September 30, 2013 to $4,017,000 for the nine months ended September 30, 2014. The increase was due to the net effect of a $890,000 increase in non-cash stock compensation expense and higher non-recurring consulting expenses in the September 30, 2014 quarter of $223,000 offset by $346,000 of lower headcount cost reductions for accounting, finance, and legal services. The increase in stock compensation was due to charges for employee stock options granted in late 2013 which were re-priced in April 2014 and for which there was no comparable expense in 2013.

Research and development

Research and development costs include development expenses for the Gradual Oxidizer, including salaries and benefits, consultant fees, cost of supplies and materials for samples and prototypes, depreciation, as well as outside services costs.

Research and development expenses decreased $202,000 or 28.1% from $718,000 for the three months ended September 30, 2013 to $516,000 for the three months ending September 30, 2014. The decrease was due to the net effect of a $153,000 increase in non-cash stock compensation expenses and $355,000 lower recurring headcount and project related costs. The increase in stock compensation was due to charges for employee stock options granted in late 2013 and expensed in 2014 for which there was no comparable expense in 2013. The decrease is primarily due to a significantly reduced spending in 2014 compared to 2013 time periods related to the Company’s development efforts on the FP 250 unit. In November 2013, the Company finalized the FP 250 unit and incurred additional materials costs, testing costs, and consulting costs associated with the FP 250 unit which did not occur in 2014.

Research and development expenses increased $871,000 or 62.7% from $1,388,000 for the nine months ended September 30, 2013 to $2,259,000 for the nine months ended September 30, 2014. The increase was due to the net effect of an increase of $1,133,000 in non-cash stock compensation expense and $262,000 of lower recurring headcount and project related costs. The increase in stock compensation was due to charges for employee stock options which were granted in 2013, were re-priced in April 2014 and for which there was no comparable expense in 2013. The headcount and project related cost decrease is primarily due to a significantly reduced spending in 2014 compared to 2013 time periods related to the Company’s development efforts on the FP 250 unit. In November 2013, the Company finalized the FP 250 unit and incurred additional materials costs, testing costs, and consulting costs associated with the FP 250 unit which did not occur in 2014.

Moving forward, as we continue to develop future generations of our product, we anticipate that our research and development costs will increase in absolute dollars as well as a percentage of our total revenues.

Other Income (Expenses):

Other income and expenses for the three and nine months ended September 30, 2014 of ($1,097,000) and ($1,514,000) respectively consists primarily of combined interest expense and amortization of debt discount of ($2,715,000) and (3,262,000), respectively, offset by a gain on the fair value adjustment of our derivative liabilities of $1,618,000 and $1,748,000), respectively, which were both associated with the convertible debt offering which was entered into in April 2014 and settled in August 2014. For the three and nine months ended September 30, 2013, other income (expense) was for interest expense on a related party note payable.

Net Loss

For the three and nine months ended September 30, 2014, our net loss was approximately $2.8 million and $7.8 million, respectively, primarily from selling, general and administrative expenses, including stock-based compensation expenses and ongoing research and development costs for our products and other expenses. For the three and nine months ended September 30, 2013, our net loss was approximately $2.0 million and $4.6 million, respectively. The increases from the 2013 periods to the 2014 periods was due to increases of $1.1 million and $1.5 million in other expenses related to the April 2014 Secured Notes which did not exist in 2013 and for the decrease of $0.3 million for the three month period and an increase of $1.6 million for the nine month period ended September 30, 2014 As described in greater detail above, the changes were due to higher stock compensation expenses, including the additional expense incurred as a result of repricing options in April 2014, higher non-recurring consulting expenses in the September, 2014 quarter, and an overall reduction of employee headcount and overhead due to reduced R&D activity and cost savings measures.

Liquidity

Cash Flows used in Operating Activities

Our cash used in operating activities was approximately $3.0 million and $3.9 million for the nine months ended September 30, 2014 and 2013, respectively. Cash flow used in operations resulted primarily from net losses of approximately $7.8 million and $4.6 million for the nine months ended September 30, 2014 and 2013, respectively. For the nine months ending September 30, 2014, the significant reconciling items included $2.9 million of stock compensation expense, $2.5 million due to the accelerated amortization of debt discount on the August 2014 debt conversion, $0.7 million of debt amortization, $0.2 million in depreciation and $0.2 million in working capital, offset by a $1.7 million gain on the reduction in fair value of our derivative liabilities.

For the nine months ending September 30, 2013, the significant reconciling items included stock based compensation of $0.7 million, depreciation and amortization of $0.2 million, and a $1.1 million change in working capital.

Cash Flows from Investing Activities

Our cash used in investing activities was primarily purchases of property and equipment for the nine months ended September 30, 2014 and September 30, 2013 of $27,000 and $22,000 respectively.

Cash Flows from Financing Activities

Net cash provided by financing activities was $5.8 million for the nine months ended September 30, 2014 consisting of the $4.0 million equity raise in September 2014 and the net effect of $3.8 million in proceeds from the convertible secured notes offset by a $1.9 million repayment. There was $4.6 million of cash provided by financing activities for the nine months ended September 30, 2013 related to the sale of our common stock which resulted in proceeds of $4.2 million and issuance of related party advances and notes totaling $0.7 million and repayment of $0.3 million of related party notes payable.

Capital Resources

Our principal capital requirements are to fund our working capital requirements, invest in research and development and capital equipment, and the continued costs of public company filing requirements. We have historically funded our operations through debt and equity financings. In July and August 2013, we completed private placements and received net proceeds of approximately $4.1 million, after deduction of offering expenses. In November 2013, we raised approximately $1.4 million after deductions of offering expenses as part of a private placement offering. In April 2014, we issued $4.6 million of the Secured Notes, from which we received net proceeds of $3.8 million, of which $2.3 million was deposited into a control account to be released to us at the lender representative’s option. In August 2014 we redeemed and converted all of the Secured Notes by issuing 13.5 million shares of common stock, the investors released $0.4 million of the $2.3 million in the control account, and we returned $1.9 million remaining in the control account to the investors. In September 2014, we sold approximately 26.7 million shares of common stock for net cash proceeds of $3.9 million, net of $0.1 million in cash fees.

For the nine months ended September 30, 2014, we incurred losses from operations, have an accumulated deficit of approximately $15.2 million and net loss of approximately $7.8 million, and used cash in operations of approximately $3.0 million, which raises substantial doubt about our ability to continue as a going concern.

We expect to continue to incur substantial additional operating losses from costs related to the continuation of product and technology development and administrative activities. Our cash on hand at September 30, 2014 and November 13, 2014 was approximately $4.1 million and $2.9 million (including restricted cash of $50,000 for each date), respectively. We project that our unrestricted cash balance of $2.9 million as of November 13, 2014, will continue to meet our working capital needs, general corporate purposes, and related obligations until the second quarter of 2015. However, we expect that we will require additional debt or equity financing to maintain operations and to fulfill our growth initiatives continuing into 2015.

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

We have not yet achieved profitable operations and have yet to establish an ongoing source of revenue to cover operating costs and meet our ongoing obligations. Our cash needs for the next twelve months may be highly variable and dependent on the timing and likelihood of contracts underlying business development projects including our 2MW Gradual Oxidizer product. Our current monthly cash expenditures of approximately $0.3 million per month could increase significantly and may be in excess of $11 million which would include the following:

●	employee, occupancy and related costs: $4.0 million;

●	professional fees and business development costs: $0.6 million;

●	research and development programs: $4.1 million;

●	legal compliance: $0.5 million; and

●	working capital: $1.5 million.

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

As of September 30, 2014, the end of the quarterly period covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were ineffective at the reasonable assurance level. Such conclusion is due to the presence of material weaknesses in internal control over financial reporting as described below. Management anticipates that our disclosure controls and procedures will remain ineffective until such material weaknesses are remediated.

Changes in Internal Control over Financial Reporting

Remediation of Material Weaknesses

To address the material weaknesses described above, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

 We are attempting to remediate the material weaknesses in our disclosure controls and procedures and internal controls over financial reporting identified above by refining our internal procedures (see below). During the quarter ended September 30, 2014, we continue to implement the following corrective actions, which management believes are reasonably likely to materially affect over our financial reporting as they are designed to remediate the material weaknesses as described above:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2014, we sold and issued 26,666,658 shares of our common stock at $0.15 per share to certain accredited investors, for which we received proceeds of approximately $4.0 million, net of approximately $73,000 in placement agent fees.  In connection with this issuance, we also granted 1,000,000 restricted shares of our common stock and four warrants for the purchase of up to an aggregate 1,325,000 shares of our common stock at an exercise price of $0.50 per share that are exercisable for up to four years from the date of issuance to the placement agents in the September 2014 Private Placement as additional compensation for their services. Such issuances were made pursuant to Rule 506 under Regulation D promulgated thereunder by the SEC.  We believe that exemption was available because (i) no advertising or general solicitation was employed in offering the securities, (ii) the offering and sales were made to accredited investors, and (iii) transfer was restricted in accordance with the requirements of the Securities Act (including by legending of certificates representing the securities).

In September 2014, we also issued a warrant for the purchase of up to 800,000 shares of our common stock at an exercise price of $0.50 per share that is exercisable for up to five years after its date of issuance to an accredited investor in exchange for capital raising advisory services. Such issuances were made pursuant to Rule 506 under Regulation D promulgated thereunder by the SEC.  We believe that exemption was available because (i) no advertising or general solicitation was employed in offering the securities, (ii) the offering and sales were made to accredited investors, and (iii) issuance was restricted in accordance with the requirements of the Securities Act (including by placing a restrictive legend on the warrant).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.		Description

3.1	(1)	Articles of Incorporation, filed with the Secretary of State of the State of Nevada on April 29, 2010.

3.1(a)	(2)	Amended and Restated Articles of Incorporation, filed with the Secretary of State of the State of Nevada on April 29, 2010.

3.2	(1)	Bylaws of the Registrant.

3.2(a)	(2)	Amendment to Bylaws of the Registrant.

3.2(b)	(3)	Amended and Restated Bylaws of the Registrant.

3.3	(3)	Articles of Merger as filed with the Secretary of State of the State of Delaware on July 1, 2013

4.1	(4)	Senior Secured Promissory Notes issued pursuant to the April 2014 SPA (Exhibit 10.21), dated April 16, 2014.

4.2	(8)	Waiver and Amendment Agreement dated September 18, 2014.

4.3	(8)	Warrant issued to CI USVI, LLC, dated September 29, 2014.

4.4	(8)	Warrant issued to Chardan Capital Markets, LLC, dated September 29, 2014.

4.5	(8)	Warrant issued to The Special Equities Group, LLC, dated September 29, 2014.

4.6	(8)	Warrant issued to Ramin Azar, dated September 29, 2014.

4.7	(8)	Warrant issued to Colorado Financial Service Corporation, dated September 29, 2014.

10.1	(4)	Securities Purchase Agreement between Ener-Core, Inc. and five investors, dated April 15, 2014.

10.2	(4)	Registration Rights Agreement entered by Ener-Core, Inc. in connection with the SPA, dated April 15, 2014.

10.3	(4)	Pledge and Security Agreement entered by Ener-Core, Inc. in connection with the SPA, dated April 15, 2014.

10.4	(4)	Special Deposit Account Control Agreement entered by Ener-Core, Inc. in connection with the SPA, dated April 15, 2014.

10.5	(5)	Form of Letter Agreement dated July 10, 2014.

10.6	(6)	Form of Conversion and Redemption Agreement dated August 14, 2014.

10.7	(7)	Securities Purchase Agreement between Ener-Core, Inc. and certain accredited investors dated September 18, 2014.

10.8	(7)	Registration Rights Agreement between Ener-Core, Inc. and certain accredited investors dated September 18, 2014.

31.1*		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

ENER-CORE, INC. (Registrant)

Date: November 14, 2014	By:	/s/ Alain Castro
Alain Castro Chief Executive Officer

Date: November 14, 2014	By:	/s/ Domonic Carney
Domonic Carney Chief Financial Officer

44