Form 10-K
period 2014-12-31
Ener-Core Inc.
filed 2015-03-31
CIK 1495536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Securities registered pursuant to section 12(g) of the Act:

Common stock, $0.0001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2014, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $44.2 million, based on a closing price of $0.61 per share of common stock as reported on the OTC Bulletin Board on such date.

As of March 23, 2015, the registrant had 114,106,439 shares of common stock outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2014

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

Overview

We design, develop, and manufacture products based on proprietary technologies that aim to expand the power-generation range of gaseous fuels. We consider “power” to consist of industrial grade heat used to generate electricity, create steam through a boiler, or used in heat exchanger applications. We also strive to use our technologies to provide a power generating solution with a significantly reduced air emissions profile.  We refer to these technologies collectively as “Power Oxidization” or “Power Oxidizer” (previously called “Gradual Oxidation” and “Gradual Oxidizer,” respectively in our prior SEC filings).  Our products aim to expand power generation to low quality gas fuel sources that have previously been uneconomical or outright non-feasible fuels for generating energy.  At the same time, our products reduce gaseous emissions from industrial processes that contribute to air pollution and climate change.

Power Oxidization allows for the extraction of heat energy from previously unusable low quality fuels, while significantly reducing harmful pollutants and creating useful energy products such as heat and electricity.  Power Oxidation can potentially unlock power generation (electricity and/or steam) for a wide range of low-quality fuels that extend beyond traditional gas turbine and reciprocating engine operating limits.  Our goal is to enable our customers to profitably generate heat energy from their existing waste gases, while, at the same time, reduce the cost of our customers’ compliance with local, state, and federal air quality regulations by avoiding the chemicals, catalysts, and complex permitting required by competing systems.

We currently commercialize a 250 kilowatt (“kW”) and a 333 kW power-station, and expect to scale up our technology to be integrated with a variety of larger turbines, resulting in larger power-stations that will provide an alternative to typical combustion-based power generation.   We also expect to integrate our Power Oxidizer technology with traditional steam boilers, thereby enabling the commercialization and deployment of systems that will convert low-quality waste gases to steam (with no electrical power) for certain customers that value industrial steam more than electrical power within their operations. Our first commercial products, the Ener-Core Power-Station EC250 (“EC250”, previously called “FP250”) and EC333 (“EC333”), combine our Power Oxidizer with a 250 kW or a 333 kW gas turbine, respectively, that were initially developed by Ingersoll-Rand, plc (“Ingersoll-Rand”), and subsequently enhanced by our predecessor, FlexEnergy, Inc. (“FlexEnergy,” “Parent,” or “Predecessor”).  Because our Power Oxidizer replaces a turbine’s standard combustor, the EC250 and EC333 can operate on a wide range of gaseous fuels that are much lower in quality than required by conventional turbines or engines, and with substantially lower emissions.

After deployment of EC250 development and field test units in 2011 and 2012, we shipped the first commercial EC250 on November 14, 2013 to the Netherlands per the terms of our agreement with Efficient Energy Conversion TurboMachinery, B.V. (“EECT”). That Power-station was officially commissioned and celebrated with a ribbon-cutting ceremony in June, 2014.

We are currently developing our third commercial product, the Ener-Core Power-Station KG2-3GEF/GO (“KG2 with Power Oxidizer”, or “KG2”), that will combine our Power Oxidizer with a two megawatt (“MW”) gas turbine developed by Dresser-Rand a.s., a subsidiary of Dresser-Rand Group Inc. (“Dresser Rand”).

On November 14, 2014, Ener-Core, Inc. (“Ener-Core”) entered into a global licensing agreement with the Dresser Rand Company (the “D-R Agreement”) to develop and market the Dresser Rand KG2-3GEF two MW gas turbine coupled with the Ener-Core Power Oxidizer. The D-R Agreement grants Dresser Rand exclusive rights to commercialize the Ener-Core Power Oxidizer, within ranges of 1-4 MW of power capacity, bundled with the Dresser Rand KG2 gas-turbine product line. As part of the agreement, Dresser Rand agreed to pay a $1.6 million initial license fee under the condition that Ener-Core is able to successfully scale up the technology from the current size of 250 kW to a size of 1.75 MW. Dresser Rand also agreed to achieve annual sales thresholds agreed to by both companies in order to retain the exclusivity of the commercial license. Upon payment of the initial license fee in full, Dresser Rand shall have an exclusive license to sell the Ener-Core Power Oxidizer within ranges of 1-4 MW of power capacity, bundled with a gas-turbine to generate electricity. Beginning in the fifth year, so long as Dresser Rand sells a minimum quantity of units, or pays a “top up” license payment, Dresser Rand shall retain an exclusive license in the aforementioned 1-4 MW range of power capacity.

The D-R Agreement calls for a series of technical milestones, which we expect to be completed in 2015, including field tests of the larger KG2 sized oxidizer, both on a stand-alone basis and once integrated with the Dresser Rand turbine. We expect to ship the first two commercial KG2 units in early 2016 to a Dresser Rand customer. As of the date of this report, we have completed the system layout and analytic models integrating our Power Oxidizer with the turbine and have initiated design and development of the KG2.

The D-R Agreement also calls for the satisfaction of certain non-technical milestones (“Binding Conditions”) including: (i) proof by Ener-Core to Dresser Rand that Ener-Core’s intellectual property regarding its Power Oxidizer, has no existing claims or liens in existence; (ii) posting of a $1.6 million bond by Ener-Core on behalf of Dresser Rand for security on the license fee payments; (iii) proof to the satisfaction of Dresser Rand that Ener-Core has sufficient operating capital, and (iv) Dresser Rand provides a written acknowledgement of an initial binding customer purchase order for a KG2-3GEF/GO unit. To date, only two of these four binding conditions have been satisfied. Until all four binding conditions have been satisfied, the D-R Agreement is not mutually binding and may be cancelled by either party. The Company satisfied the first binding condition in January 2015. In March 2015 the Agreement was amended to change the second binding condition to consist of an escrow agreement whereby Dresser Rand would pay the quarterly license fee payments into a mutually controlled escrow account and the requirement for the bond was eliminated. As of the date of this filing, neither of the remaining two conditions have been satisfied but both are expected to be satisfied in the second quarter of 2015.

We currently anticipate the future development of additional Power Oxidizer commercial systems integrated with larger gas turbines and steam boilers from a select group of manufacturers. As of the date of this filing, we have not signed any agreements with any additional manufacturers.

Our Corporate History

The Company’s founder began developing a solution to convert low-quality waste gases into electricity in 1999, first through FlexEnergy International, LLC, a California limited liability company, and then through FlexEnergy, Inc., a California corporation (“FlexEnergy-California”).  In 2008, the founder and his team began development of a Gradual Oxidizer (now called the Power Oxidizer).  In April 2008, Flex-Energy-California was converted into a Delaware limited liability company known as FlexEnergy, LLC, which, in turn, was converted into our predecessor FlexEnergy, a Delaware corporation.

On December 31, 2010, FlexEnergy acquired selected assets and liabilities of Ingersoll-Rand’s energy systems division, including its MT250 micro-turbine (“MT250”) and manufacturing facility in Portsmouth, New Hampshire.  During 2010 and 2011, the FP250 (now called the EC250, within Ener-Core’s product offering), which combines a Power Oxidizer with the MT250, reached significant development milestones. FlexEnergy began developing a commercial product and a sales pipeline for the FP250.  In 2012, following a change in management, FlexEnergy changed its strategic direction, and elected to primarily focus its activities on turbine sales to the oil and gas industry.  The marketing and sales efforts of the Power Oxidizer and FP250 were deemphasized, although the engineering team took final steps toward technical completion, operational testing and product validation.  FlexEnergy’s management and board of directors then decided to separate its turbine and Power Oxidizer businesses.

Effective November 12, 2012, FlexEnergy (i) transferred all of its Power Oxidizer assets (including intellectual property) and liabilities to Ener-Core Power, Inc., a Delaware corporation (“Ener-Core Power”), and then (ii) “spun off” (the “spin-off”) Ener-Core Power pursuant to the terms of the Contribution Agreement dated November 12, 2012 (the “Contribution Agreement”) by and among FlexEnergy, FlexEnergy Energy Systems, Inc., and Ener-Core Power.  Ener-Core Power was incorporated on July 31, 2012, as a Delaware corporation under the name “Flex Power Generation, Inc.”  Prior to November 12, 2012, however, Ener-Core Power did not operate as a separate legal entity.

On April 16, 2013, Ener-Core Power entered into an Agreement and Plan of Merger, dated as of the same date and as amended June 4, 2013 (the “Merger Agreement”), with Ener-Core, and Flex Merger Acquisition Sub, Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”) where the Merger Sub merged with Ener-Core Power with Ener-Core Power as the surviving entity, and Ener-Core Power’s common stock converted into Ener-Core common stock ( the “Merger”).

Ener-Core was incorporated on April 29, 2010, as a Nevada corporation under the name “Inventtech Inc.”  Prior to the Merger, it was a shell company with limited operations.  In contemplation of the Merger, Ener-Core:

●	Filed an Amended and Restated Articles of Incorporation on April 23, 2013, to change its name to “Ener-Core, Inc.,” and to increase its total number of authorized common stock from 100,000,000 to 200,000,000; and

●	Effectuated a 30-for-1 forward stock split of its issued and outstanding common stock on May 6, 2013, by way of a stock dividend.

On July 1, 2013, the Merger closed, and Ener-Core issued 45,692,103 shares of its common stock to the then stockholders of Ener-Core Power in the aggregate, in one-for-one exchange for their shares of common stock of Ener-Core Power. The Merger was accounted for as a “reverse merger.”  Immediately prior to the closing of the Merger, Ener-Core was a “shell company,” as defined in Rule 12b-2 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).  As the result of the completion of the Merger, Ener-Core is no longer a shell company. Ener-Core began trading on the Nasdaq OTC market under the symbol ENCR on July 1, 2013.

In connection with the Merger, Ener-Core raised approximately $5.0 million of capital (consisting of approximately $4.2 million in new equity and approximately $0.8 million from conversion of debt), through the sale and issuance of approximately 6.6 million shares of its common stock at $0.75 per share (the “Merger-related private placement”).  Ener-Core filed a registration statement with the SEC on Form S-1 to register for resale the shares of common stock that such persons were issued in connection therewith. The registration statement was declared effective on January 16, 2014 by the SEC.

Concurrently on July 1, 2013, Ener-Core entered into an escrow agreement with five persons who then collectively held 5,000,000 shares of its common stock, or approximately 7.07% of its issued and outstanding shares immediately after the Merger.  The escrow terminated on the first anniversary of the closing of the Merger.

As used hereinafter, “we,” “our”, “us” or “Company” refers jointly to Ener-Core and Ener-Core Power, unless otherwise indicated.

Our Products

Our first commercial product, the EC250, combines our Power Oxidizer with a 250 kW gas turbine that was initially developed by Ingersoll-Rand and subsequently enhanced by FlexEnergy.  Because our Power Oxidizer replaces a turbine’s standard combustor, the EC250 can operate on a gaseous fuel that is much lower in quality, and with fewer emissions than a conventional turbine.  After deployment of EC250 development and field test units in 2011-2012, we shipped the first commercial EC250 system on November 14, 2013. This unit was commissioned in June 2014.

In 2014, FlexEnergy announced its intention to start manufacturing and commercializing a 333 kW gas turbine, that is technically similar to its existing 250 kW gas turbine. Based on this change in the product offering of FlexEnergy, Ener-Core management decided to commercialize a slightly modified version of its existing EC250 product, by integrating its Power Oxidizer with FlexEnergy’s new 333 kW turbine. The resulting Ener-Core product is the EC333, and Ener-Core began proposing this slightly larger solution to prospective customers in late 2014.

On January 2, 2013, we entered into an OEM Supply Agreement with Dresser Rand, whereby Dresser Rand agreed to sell us certain of its gas turbines and parts including the parts and equipment to be integrated with our 1.75 MW Power Oxidizer. Additionally, Dresser Rand has agreed to provide us with certain training to enable us to resell its turbines, whether packaged by us with our Power Oxidizer or modified or improved by us through application of our other proprietary technologies.  More specifically, we are entitled to sell the turbines (i) with Power Oxidizer on a worldwide basis and (ii) on a stand-alone basis in North America, Europe, Russia and the countries of the former Soviet Union, and, with the prior written agreement of Dresser Rand, on a case-by-case basis, in other countries.  The agreement initially ends on December 31, 2021, and provides for automatic renewals for additional two-year terms.

In November 2014, the level of collaboration between Ener-Core and Dresser Rand increased when the parties entered into an agreement to develop and market the Dresser Rand KG2-3GEF two MW gas turbine coupled with a scaled up 1.75 MW version of the Ener-Core Power Oxidizer. The D-R Agreement grants Dresser Rand exclusive rights to commercialize the Ener-Core 1.75 MW Power Oxidizer bundled with the Dresser Rand KG2 gas-turbine product line, within the 1-4 MW size category. As part of the agreement, Dresser Rand agreed to pay a $1.6 million initial license fee, under the condition that Ener-Core is able to successfully scale up the technology from the current size of 250 kW to a size of 1.75 MW. Dresser Rand will retain an exclusive license for electric turbine solutions within the 1-4MW size as long as the initial license fee is paid in full and Dresser Rand meets certain minimum order quantities, beginning in 2019, or pays a monetary fee to the Company for each system under the performance threshold.

We currently anticipate future development of additional commercial systems integrating our Power Oxidizer with larger gas turbines, as well as steam boilers, from a select group of manufacturers.

Our Technology

Our Power Oxidizer extends a historical trend in engine technology seeking to improve emissions and expand the gaseous fuel operating range.  We believe that our approach provides a unique value proposition, by allowing for the extraction of energy from previously unusable fuels, while significantly reducing harmful pollutants and creating useful energy products such as heat and electricity.

The Power Oxidizer works by enhancing a naturally occurring process, which typically requires over 12 years in the case of methane oxidization, and accelerates the oxidization process to a few seconds’ time. By doing so, the reaction generates a significant amount of heat, in a controlled environment, which can then be used in a variety of industrial applications. Our commercial solutions provide an alternative to the industry standard combustion reaction heat sources with a chemically similar, but slower chemical oxidation reaction that occurs at lower temperatures than combustion, and has a much lower air pollution profile. We offer two system configurations for various size Power Oxidizers (low-quality fuels and ultra-low emissions) depending on specific customer needs.

We believe that our Power Oxidizer is well positioned and we plan to achieve the Lowest Achievable Emission Rate (“LAER”) for several major air pollutants in non-attainment areas and to become Best Available Control Technology (“BACT”) for these pollutants in attainment areas, as determined under the U.S. Environmental Protection Agency (“EPA”) New Source Review program as part of the 1977 Clean Air Act and its subsequent amendments.

The key milestones to date for the commercialization of our Power Oxidation technology include:

●	In 2012, our technology underwent testing and verification by Southern Research Institute (“SRI”) as part of a U.S. Department of Defense (“DoD”) demonstration program. SRI commissioned the testing, which was performed by Integrity Air Monitoring, Inc. SRI is a not-for-profit 501(c)(3) scientific research organization that conducts advanced research in environmental, energy, and other fields, and we were one of its subcontractors. As part of that testing program, we shipped a prototype EC250 unit in 2012, for 1-year of field tests and operations in 2012 and 2013.

●	In 2013 through a partnership with the University of California, Irvine (“UCI”), we installed a fully operationalEC250 unit at UCI. This facility location was chosen due to its proximity to our corporate headquarters. The unit continues to operate and is used for in-field evaluations for research and development as well as to showcase our technology for potential customers.

●	In June, 2014, our first commercial EC250 Power-station was installed at a landfill in Netherlands that is owned and operated by Attero, one of the leading waste management companies in the Netherlands. With the exception of regular maintenance and warranty related downtime, that system has continued to operate since it was commissioned.

The Power Oxidizer works by replacing a combustion reaction with a chemically similar, but slower chemical oxidation reaction that occurs at lower temperatures than combustion. We offer two system configurations (low-quality fuels and ultra-low emissions) for various size Power Oxidizers depending on specific customer needs.

Low-quality fuels configuration.  This configuration is designed for customers intending to generate energy from low-quality fuels, including previously unusable gases that are typically vented or flared by the industries that produce them.  The process steps for our low-quality fuels Power Oxidizer configuration are as follows:

●	Fuel gas is mixed with ambient air, diluting the fuel and air mixture to approximately 1.5% concentration of fuel by volume.

●	The approximately 1.5% fuel and air mixture is compressed through a radial compressor constituting an integral part of the gas turbine. A small amount of the mixture flows through engineered cooling paths in the gas turbine. The mixture is then pre-heated in a high-temperature heat exchanger.

●	Next, the mixture enters our Power Oxidizer, our proprietary packed-bed reactor. The fuel in the mixture oxidizes, generating heat and oxidation byproducts (carbon dioxide and water). The Power Oxidation process is maintained such that the reaction is hot enough to destroy all carbon monoxide (“CO”), yet cold enough to preclude the formation of oxides of nitrogen (“NOx”).

●	The hot, pressurized gas exiting the Power Oxidizer then expands through the turbine, generating electricity and heat with low emissions that meet the strictest NOx emissions standards, and most other air quality regulatory standards.

Ultra-low emissions configuration.  This configuration is designed for customers intending to meet emissions regulations in areas with significant air quality problems or restrictions.  Generally, installation of new power generating equipment in such areas requires complicated air permitting and compliance with very strict air quality regulations and controls.  The process steps for our ultra-low emissions Power Oxidizer configuration are as follows:

●	Ambient air feeds into the radial compressor of the gas turbine. A small amount of the compressed air flows through engineered cooling paths in the gas turbine. The compressed air may be additionally pre-heated in a high-temperature heat exchanger depending on customer configurations. At this point, the fuel is injected into such high temperature, compressed and pre-heated air stream, such that approximately 1.5% concentration of fuel by volume is maintained in the mixture.

●	Next, all of the mixture enters our Power Oxidizer. The fuel in the mixture oxidizes, generating heat and oxidation byproducts (carbon dioxide and water). The Power Oxidation process is maintained such that the reaction is hot enough to destroy all CO, yet cold enough to preclude the formation of NOx.

●	The hot, pressurized gas exiting the Power Oxidizer then expands through the turbine, generating electricity and heat with ultra-low emissions of NOx, CO, and Volatile Organic Compounds (“VOCs”) that meet even the strictest air quality regulatory standards.

Advantages of Power Oxidation.  As compared to alternative technologies, Power Oxidation may provide certain advantages over alternative technologies, including the following:

●	Designed to operate on a wider range of fuels. When configured for low-quality fuels, our system is designed to operate on gas with concentrations as low as 50 Btu/scf (1700 kJ/m3). By comparison, most turbine, engine, and fuel cell systems require fuel quality of significantly higher concentrations.

●	Less fuel conditioning may be required. When configured for low-quality fuels, our system is designed to require minimal fuel pre-treatment or conditioning. When configured for ultra-low emissions, we may require some additional fuel conditioning. However, regardless of configuration, our system is designed to require substantially less fuel pre-treatment than competing systems.

●	Lower air emissions. Particularly when configured for ultra-low emissions, our Power Oxidizer technology may produce substantially lower emissions of NOx, CO, and VOCs than competitive systems.

●	No chemicals or catalysts for emissions control. Unlike other emissions control systems, such as selective catalytic reduction, our Power Oxidizer does not use chemicals or catalysts and, thus, cannot be rendered inactive from catalyst poisoning.

Markets

We believe that our Power Oxidizer technology, once properly commercialized, has the potential to be sold into several available multibillion-dollar gas markets worldwide, including landfill and biogas, coal mines, associated petroleum gas, and ultimately mainstream power generation markets. We also believe that our Power Oxidizer technology, once integrated into a steam boiler, could be sold into other markets and into industries that currently run their processes with steam.

We anticipate that our unique low-quality fuels configuration can open up new steam and electricity generation markets by allowing cost effective power generation from previously wasted gases, all while maintaining low emissions, and that our ultra-low emissions configuration can open up new markets by substantially reducing costs of emission controls, including eliminating the use, and costs of chemicals and catalysts, while achieving even lower emissions.

Sales, Marketing and Distribution

EC250/EC333 – 250-333 Kilowatt Units:

The EC250 and EC333, our first commercial products, are currently available for sale.  We currently market these power-stations for sales through distributors and, we will continue to sell the EC250 or EC333 directly to end users.  On November, 14, 2013, we shipped the first commercial EC250 to EECT, our distributor in the Netherlands. The transaction through EECT represents our first commercial order of the EC250. In developing our sales opportunities for the EC250 and EC333, we have focused on vertical markets that we have identified as having the greatest near-term potential, and we have been working closely with our network of regional agents and distributors, as well as signing on new agents and distributors around the world.

KG2 – 1.75 Megawatt Unit:

We have completed system layout and analytic models integrating our Power Oxidizer with the Dresser Rand KG2-3GEF turbine and have initiated design and development of our 1.75 MW Power Oxidation system that will be integrated to become the KG2. The global Dresser Rand organization will be leading the sales efforts of this 1.75 MW Power-station, as per the terms of the D-R Agreement. We expect to focus a significant amount of sales and marketing support including customer evaluation, project evaluation, and product evangelization in the early stages of commercialization as we begin to develop a market for these units.

In developing our sales opportunities for the 1.75 MW Power Oxidizer, we have been working closely with the Dresser Rand organization, to educate their various commercial teams around the world, such that they can identify the markets that have the greatest near-term potential, as well as begin commercializing the KG2-3GEF/PO Power-station to their existing customers.

For the next year, excluding the first two units of the KG2 for which we have a conditional non-binding order for installation in early 2016 at an ethanol distillery in the United States, we expect that the majority of our binding purchase orders and revenues will be derived from the EC250 and EC333. In parallel, we believe that Dresser Rand, our commercial licensee for the 1.75MW unit, will continue to ramp up its sales efforts for our larger 1.75 MW Power Oxidizer. We expect to begin to receive additional purchase orders for our larger system beginning in the fourth quarter of 2015, after certain pre-agreed key milestones are completed that are related to the KG2 integration efforts underway.

The development and deployment of the larger power oxidizer, to be integrated and deployed with Dresser Rand’s KG2-3GEF gas turbine, will enable operators of this larger power-station to produce power at significantly lower costs than the electricity produced by the operators of the EC250 or the EC333 Power-stations.  We anticipate that this enhanced ability to produce power at lower costs, combined with the product’s appropriate size for larger market applications, will result in a greater demand from the same wide range of markets, and enable Ener-Core to penetrate countries and regions with lower market electricity tariffs and/or less financial incentives for clean power generation.  Once the larger 1.75 MW Power Oxidizer unit is available for full commercial deployment, we expect that the improved economics will open significantly more vertical markets described below. Our longer-term development efforts include larger Power Oxidizers that we believe will result in further economic improvements and additional market penetration.

Value Proposition

Our sales and marketing efforts include the communication of our economic and environmental value proposition. Since the application of our technology into our expected markets is very early, it is difficult to communicate effectively to the decision makers on large asset purchases. Our value proposition is based on the total cost of ownership that requires an understanding of the value of our technology coupled with a detailed financial and operational analysis. Some potential customers will place a higher level of importance on environmental benefits, while others on their economic return on investment. We must communicate that we have a viable solution and convince customers that our value proposition makes good business and economic sense. We are at an early stage in our commercialization of our technology and are continually refining the value proposition message and expect to do so for the foreseeable future as additional industrial applications are commercialized. As of the date of this report, we believe that our value proposition is compelling and which includes:

●	Utilization of fuel that is “free”, nearly free or, in some cases, costly to dispose of, to generate heat with our Power Oxidizer technology. In turn this heat can be used to create steam from a boiler, to drive an electricity-generating turbine, or in other industrial applications that require industrial scale heat.

●	Ability to reduce gaseous pollution to levels significantly below those of existing competitive pollution control solutions. This includes an ability to reduce the overall carbon emissions of a facility,

●	Ability to eliminate costly “flaring” of waste gases.

●	Ability to retrofit existing heat sources and electricity sources with more economic solutions.

●	Ability to “de-bottleneck” production shutdowns caused by companies who otherwise reduce their production in order to comply with pollution standards.

Vertical Markets:

Until 2014, our sole vertical market consisted of landfills and biogas opportunities. Beginning in 2014, we began to branch into other vertical markets and into additional applications for the heat output of our Power Oxidizers. We see three primary applications for our heat output: electricity generation, steam generation, and heat exchangers. In 2014, we sold our first electric turbine solution in the 250 KW range and in November 2014 signed a development agreement to expand into the 1-4 MW range. In 2015, we expect to expand into steam generation and heat exchanger applications and into a larger sized electric turbine.

We evaluate our vertical markets by performing feasibility studies and pilot projects for potential customers, prior to producing a proposal for a turbine solution, and we see this information as an integral part of our sales and marketing approach as well as for the communication of our value proposition. Each study provides our sales and marketing team with additional information on the wide range of waste gases produced and allows our team to better evaluate sales opportunities within each vertical market and for new vertical markets. Until 2014, our team focused primarily on landfill and biogas opportunities for electricity generation. In 2014 we performed studies for a distillery opportunity as part of the pre-sales efforts done to close the D-R Agreement and received funds paid by a potential customer for a successful pilot study for an oil and gas opportunity. Through 2014, these studies were conducted at the EC250 unit located at the University of California, Irvine. Moving forward into 2015, we expect to continue to receive funds from potential customers to pay for feasibility studies and pilot projects for new vertical markets and for new customer evaluation and which we see as an indicator for potential future business opportunities in new markets. Future evaluations will be performed at the UCI facility and on our new multi-fuel test facility currently under construction at our corporate facility in Irvine, California with tests and evaluations beginning in the second quarter of 2015.

We see our vertical markets in the electricity generation markets to include:

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

We believe that low NOx emissions and less fuel conditioning provide us with a potential advantage in regions that regulate air emissions and require fuel cleanup.  The reduced fuel conditioning requirements of our Power Oxidizer may also lower overall lifetime operating costs when compared to other technologies.

Coal Mines

We currently expect increased global demand for systems that can convert coal mine ventilated methane into electricity.  Our systems may be a particularly attractive solution for methane generated in closed or abandoned coal mines, as well as for ventilation air methane (“VAM”).  We believe that our systems may provide advantages over other low-quality coal mine methane power generating alternatives, such as integration of a thermal oxidizer and steam turbine, because our Power Oxidation system generates electricity directly without the complex design, operation, water usage, and costs associated with a steam turbine.

We currently expect that a small percentage of EC250, EC333 and KG2 customers will come from the coal mining industry.  Currently, when configured for low-quality fuel, our Power Oxidizer is designed to dilute fuel gas to 1.5% concentration by volume.  In some countries, VAM is currently regulated at levels below 1.5% concentration.  Accordingly, our low-quality fuels configuration may require additional development to operate on some VAM sources.  If we could develop a version of our Power Oxidizer technology that could operate effectively on VAM at levels below 1.5% concentration (as to which successful development there can be no assurance), sales opportunities for the EC250, EC333 and the KG2 in this market could be enhanced.

Associated Petroleum Gas

We currently anticipate a strong worldwide trend toward the reduction of venting, flaring, and waste of associated petroleum gas, also known as flare gas or associated gas, which is a form of natural gas that is commonly found associated with deposits of petroleum.  For example, the Russian Federation has mandates that require beneficial use of associated petroleum gas.  We currently expect more restrictive regulations on NOx emissions from power generation in a variety of oil and gas producing countries, such as the Russian Federation and United States.  The EC250 both destroys harmful pollutants and produces electricity from this resource, which is often currently wasted, creating significant cost savings over time.  We expect the KG2, when developed, to do the same.

At the request of a major Canadian integrated oil company, in September 2014 at is facility at UCI, Ener-Core successfully demonstrated the ability of its full-scale EC250 to operate on an ultra-low energy density fuel (~50 Btu/scf) similar in composition to the associated petroleum gases flared around the world during the exploration, refining and production of petroleum and natural gas. The exhaust emissions and energy production were measured and independently verified by the UCI combustion laboratory, and the oil company that retained Ener-Core to perform the test deemed the demonstration a success.

We believe that this successful demonstration will enable us to cultivate more commercial opportunities for the EC250 and EC333 within the associated gas market in 2015. Nonetheless, the volume of waste gas that is typically emitted by most associated gas sites is more aligned with the scale of the 1.75 MW Power Oxidizer, rather than the smaller 250kW and 333kW products. We currently expect that a small percentage of our EC250 and EC333 customers will come from the associated petroleum gas market; whereas, we currently anticipate that a significant percentage of our 1.75 MW Power Oxidizer KG2 customers will come from this market.

Mainstream Power Generation

The Power Oxidizer is designed to meet the most stringent emissions regulations, providing a potential advantage over conventional reciprocating engines and gas turbines currently used for mainstream power generation.  The Power Oxidizer may provide a more cost-effective alternative to upgrading older existing gas-powered generation systems through the use of chemicals, catalysts, and add-on systems to comply with most recent environmental regulations.  We currently anticipate a strong worldwide trend towards upgrading and replacing older systems. However, we do not plan to compete directly with mainstream power generation for natural gas turbines in the foreseeable future except for unique and specific opportunities where our economic and environmental benefits create a compelling solution. Mainstream power generation is highly competitive and is dominated by manufacturers with significantly more financial resources and industry experience with time tested and well-known brands and mature equipment solutions. We believe our value proposition for the near term will be best received by those industries with the need to couple power generation with pollution abatement.

Steam Generation

We believe that our Power Oxidizer units provide an inexpensive and environmentally friendly solution to consumers of industrial steam. Industrial steam is used in a multitude of industries and is created by applying a heat source to a boiler. The heat source is typically created by burning a typically expensive fossil fuel and generates pollution as a result. In contrast, our Power Oxidizer can create the heat source for a boiler without combustion and from low quality, less expensive fuels and with less pollution. Although we have not as yet quantified the total opportunity we believe it to be in excess of $20 billion per year and that the market for steam generation could become significant for the Company. In 2015, we expect to engage with companies that provide steam solutions, such as boilers, as potential new business partners. We anticipate that the business opportunities are significant and the integration risk for steam applications is very low compared to the integration risk for electricity turbines due to the reduction of moving parts and increased tolerances for the heat output from our Power Oxidizer units. We expect to develop our markets, go-to-market strategy, and sales approach later in 2015 as our steam business opportunities mature.

Other Industrial Applications

We believe that our Power Oxidizer units may also be usable in other as yet unnamed industrial applications that could use heat generated from waste gases or organic volatile materials. Our intention in 2015 is to evaluate different opportunities and identify potential fuel sources to build compelling value propositions in a multitude of markets. This work is expected to begin in the middle of 2015 after the completion of the Dresser Rand initial tests and using our multi-fuel test facility currently under construction.

Geographical Markets:

North America

In North America, we are focused on opportunities where our low-quality fuels configuration and our ultra-low emissions configuration may provide competitive advantages. We are also focused on specific regions where the wholesale electricity prices tend to be the highest, as this typically results in the highest return on investment scenarios for prospective customers. These regions with high electricity prices include all of Canada, and within the US they include California, New Jersey, New York, Pennsylvania, Maine, New Hampshire, Massachusetts, Connecticut, Rhode Island and Vermont.

For our low-quality fuels configuration, we have identified several opportunities for the EC250 and EC333 to operate in low-quality fuel environments, such as closed landfills.  Our domestic biogas market focus includes public entities that operate landfill and biogas facilities, including cities, counties, and federal government agencies, such as the DoD.  We have also identified potential projects and customers, who may wish to generate electricity from a variety of waste gas streams that would otherwise be flared or vented.  Such potential projects include gas processing facilities, oil fields, and coal mines.

For our ultra-low emissions configuration, we have focused on territories with strict environmental and air pollution regulations, such as the South Coast Air Quality Management District, San Joaquin Air Pollution Control District, and other areas in air quality nonattainment as defined by the federal Clean Air Act.  In such areas, we believe that our system can greatly reduce the time and cost associated with air permitting and compliance under Title V of the Clean Air Act when compared with other systems.  This potential opportunity may be of more significance for our larger system, the 1.75 MW Power Oxidizer coupled with the KG2.  We currently expect that we will introduce our products to many stakeholders in non-attainment areas, including project developers, engineering firms, government regulators, and other potential partners, and currently anticipate significant domestic revenues as a result.

Our sales and marketing strategy in North America has been to develop and strengthen distributor relationships in the West Coast, and in the Northeastern US, as these are the regions with the highest electricity prices as well as the most stringent industrial air emissions laws, and hence the regions where our power-stations will have the most attractive value proposition.  We currently expect to enter into distribution agreements with several companies throughout North America for the resale of our products.  Many of these distributors will serve multiple markets in their select geographic regions.  We cannot provide any assurance that we will enter into any such agreements or that such distributors will be successful in selling our products.

International

In international markets, we have been primarily focused on identifying and developing opportunities where our low-quality fuels configuration may provide us with a competitive advantage, particularly LFGs and coal mine gases that are low quality and biogas with the potential reduced need for fuel conditioning.

In relation to the EC250 and EC333, our sales and marketing strategy has been to develop and strengthen distributor relationships.  We currently expect to enter into distribution agreements with a number of companies throughout Asia, Europe, and Russia for the resale of our products.  We would expect that many of these prospective distributors will serve multiple markets in their select geographic regions.

In relation to the 1.75 MW Power Oxidizer coupled with the KG2, our sales and marketing strategy involves educating and then supporting the global Dresser Rand organization, as they deploy their own sales and marketing initiatives to commercialize the integrated power-station.

We believe that there are potential, immediate opportunities with existing landfills in the Netherlands, Belgium, the United Kingdom, Italy, France, and Spain. We also believe that there are potential, immediate opportunities in Germany, Ukraine, and Russia with ventilation air methane gas and abandoned coal mine gas, and in Russia with associated petroleum gas.  The quality of such gases in Europe and Russia may be trending to lower quality, which potentially fits into our technology’s competitive advantage.

The environmental policy trend in these regions for reduction in venting and flaring of methane gases is potentially supportive of our technology’s low quality gas capacity.  These policies also have the potential of increasing the price paid for electricity generated by our products using low quality gas.

Licensing Approach

In November, 2014, we entered into a global commercial license agreement with Dresser Rand, enabling the Dresser Rand organization to develop and market the Dresser Rand KG2-3GEF two MW gas turbine coupled with the Ener-Core’s Power Oxidizer. The D-R Agreement grants Dresser Rand exclusive rights to commercialize the Ener-Core 1.75 MW Power Oxidizer bundled with the Dresser Rand KG2 gas-turbine product line, within the 1-4 MW size category. As part of the agreement, Dresser Rand agreed to pay a $1.6 million initial license fee, under the condition that Ener-Core is able to successfully scale up the technology from the current size of 250 kW to a size of 1.75 MW. As part of the agreement, Dresser Rand also agreed to achieve annual sales thresholds agreed to by both companies in order to retain the commercial license.

We also plan to enter into additional license agreements with multinational manufacturers of gas turbines (for sizes greater than 4 MW) and industrial steam boilers. We expect that our license partners will work with us integrate their traditional power and steam generation systems with Ener-Core’s Power Oxidizers, and this will enable their systems to now run productively and reliably on these waste gases as the input fuel. We believe that this, in turn, will create value for industrial customers that produce low-quality waste gases as a by-product of their industrial processes, as those waste gases are typically vented or flared, rather than used to produce energy. These commercial license agreements will also enable the power generation equipment and steam equipment companies to sell their traditional equipment into an entirely new and untapped range of industrial markets. We believe that by licensing our technology to these large, established multi-national power equipment companies, their existing commercial networks will accelerate the deployment of our systems into a variety of industries around the world.

Our licensing strategy enables us to commercialize our Power Oxidizers through a series of large multinational sales channels already existing in these companies, while also enabling the end-customers to procure their power generation (or steam) generation equipment from large, multinational companies with large balance sheets and established brands. Over the next two years, we plan to sign more license agreements with more manufacturers of turbines and steam boilers. We will support those companies in commercializing their technology retrofitted with our Power Oxidizers such that we build more markets and opportunities for the deployment of Ener-Core’s technology.

At this time, we will be restricting all of our commercial license agreements to commercial licenses of the Power Oxidizer technology, whereby Ener-Core will continue to manufacture the Power Oxidizers and supply them to the licensees. However, as the commercial momentum continues to grow, we expect that our multinational licensees will enter into manufacturing licenses with Ener-Core that will enable them to manufacture our Power Oxidizers as well as sell them to their end customers.

Competition and Barriers to Entry

The target markets for the Power Oxidizer are highly developed and mature for solutions using combustion as a heat source but are new and fairly undeveloped for applications of our Power Oxidizer technologies.

Our technology represents a value-added pre-process for power generation equipment such as gas turbines, reciprocating engines or steam generation equipment such as steam boilers. We do not consider ourselves competitors with the providers of this equipment. If a site already has gas with high enough energy density to generate power with these standard equipment, and the resulting emissions levels do not exceed regulatory limits, then we deem such site to be outside of our target market.

We compete with existing co-generation solutions and other power generation solutions for our current and future customers. Those existing solutions have typically more mature technology and have a lower equipment cost than our Power Oxidizer units. Our Power Oxidizers are typically more expensive per kilowatt of power generated when compared to the initial cost of equipment and competing products typically have lower upfront costs than our Power Oxidizers. However, we believe that in many situations, once the total cost of a co-generation project including fuel costs is quantified, that our Power Oxidizers provide a superior rate of return for our customers since our units effectively run on low-quality fuels that have little or no fuel costs.

We believe that there are very few, if any, companies that are actively pursuing the commercial utilization of oxidization technologies for generation of on-site energy. In addition to our efforts to replace existing combustion technologies, we compete against other companies in two sectors, each with its distinct competitive landscape:

●	Low-quality fuels – Within applications where the gas source has an energy density (BTU/ft3) below the minimum level required by reciprocating engines and standard gas turbines, we believe that our Power Oxidizer does not have a direct technological or manufacturing competitor. In these situations, the prospective customer can elect to do nothing and allow low BTU gas to simply be emitted into the atmosphere. Alternatively, the customer can purchase gas such as propane or natural gas, mix it with the low BTU gas to make combustion feasible, and then flare the mixture. Because such alternative results in the destruction of the low BTU gas instead of converting the gas into a form of energy that could be sold or monetized, we do not consider it a direct form of competition.

●	Ultra-low emissions – Within applications where a customer is required, typically by national, regional or local legislation, to meet emissions regulations and controls limits, our systems compete with pollution control technologies, such as Selective Catalytic Reduction, Dry-Low-NOx, or Dry-Low-Emissions systems, and in some cases, with low-emission flares and thermal oxidizers. As many of our competitors are large, well-established companies, they derive advantages from production economies of scale, worldwide presence, and greater resources, which they can devote to product development or promotion.

Although we are occasionally compared to wind and solar power production, we do not consider existing renewable energy solutions to be direct competitors. Existing renewable sources such as wind or solar are site specific to particular geographic locations whereas our solution is applicable to any area with a sufficient quantity of low quality gases. Further, we see our Power Oxidizers as being able to provide “base load” power at availability rates in excess of 95% while typically wind and solar solutions can only provide power for 20%-40% of the time. As a result, although the capital cost per kilowatt is similar, the availability of the Power Oxidizer provides a significantly lower overall cost of power produced.

Research and Development

Our engineering team is led by a group of experienced mechanical and electrical engineers who have worked together on the Power Oxidizer for the last seven years.  Our engineers have worked in a number of larger firms, including Honeywell International, Inc., General Motors Company, Inc., AlliedSignal, Inc., Capstone Turbine Corporation, General Electric Company, Underwriters Laboratories Inc., and Solar Turbines Incorporated.   Combined, they have many decades of experience developing and commercializing a number of gas turbines, reciprocating engines, and related products.

Our research and development efforts since 2011 have been focused on building a Power Oxidizer capable to produce sufficient heat to power a 250kW turbine, to build prototypes and initial commercial units, and to prove the commercial viability of the technology:

●

In November 2011, SRI commissioned the first EC250 field test unit at the U.S. Army base at Fort Benning, Georgia.  The project was funded by the DoD Environmental Security Technology Certification Program (“ESTCP”), which seeks innovative and cost-effective technologies to address high-priority environmental and energy requirements for the DoD. As part of the ESTCP protocol, SRI conducted independent verification tests in October 2012.  Exhaust emission measurements were taken in accordance with standard EPA reference methods.  The EC250 emissions were far below the allowable NOx limits of the California Air Resources Board 2013 waste gas standards, which standards are considered to be among the strictest in the world.

●

In June, 2014, our first commercial EC250 power-station was installed at a landfill in Netherlands that is owned and operated by a Dutch company called Attero, which is one of the one of the leading waste management companies in the Netherlands. With the exception of regular maintenance activities and warranty related downtime, that system has continued to operate in the Netherlands since June, 2014.

●	In January, 2015, we commenced efforts to install a Multi-Fuel Test Facility (“MFTF”) beside our office, in Irvine, California. The MFTF is expected to be fully operational by May, 2015. We anticipate that it will become a critical element within our ongoing development initiatives, enabling our engineering team to continue to test a wider range of low-quality gases that could be used to fuel Ener-Core’s Power Oxidizers in the future, and also to experiment with (and prove feasibility of) different sizes of future Power Oxidizer systems.

Current and Future Efforts

Our research and development efforts are now focused on the following activities:

●	Develop the 1.75 MW Power Oxidizer and integrate with the Dresser Rand KG2-3GEF turbine: We are currently in joint development with Dresser Rand on the KG2, which incorporates our Power Oxidation technology with Dresser Rand’s KG2-3GEF two MW gas turbine. We have completed system layout and analytic models integrating our Power Oxidizer with this turbine.

●	Construct the first two commercial 1.75 MW Power Oxidizer units: We expect to deliver in 2016 against the initial order that Dresser Rand closed with an ethanol distillery shortly after signing the D-R Agreement with Ener-Core.

●	Scale up to other large gas turbines: We have already established close working relationships with several other gas turbine manufacturers and large industrial partners to facilitate the potential development of additional systems. We have evaluated the feasibility of several larger gas turbines and have exchanged technical information and have received positive responses from manufacturers and industry partners.

●	Complete construction of our MFTF: We are currently building and installing the MFTF to provide a simulated environment (alternative fuel sources and oxidizer operating conditions) to enhance further the performance, efficiency, and fuel flexibility of our Power Oxidizer (including potential application to coal mine VAM and testing of various synthetic gases as input fuels). We anticipate the MFTF to be operational by May, 2015.

●	Expand license arrangement beyond turbines: We intend to engage into discussions regarding potential license agreements with global manufacturers of industrial steam boilers.

●	Continue development of academic relationships: Over the past five years, we have developed a number of strong research relationships with the University of Cincinnati and UCI. In conjunction with the University of Cincinnati, we have developed analysis tools to simulate our Power Oxidation process. We currently anticipate further strengthening these relationships.

Manufacturing

To date, our manufacturing requirements have been limited to our first commercial unit shipped in 2013, our prototype units, and the assembly of our MFTF used in research and development. This year, we will develop and commence manufacturing of our first 2 commercial units within the 1.75 MW Power Oxidizer category, and we aim to be in a position to deliver those first 2 units in 2016, to satisfy the commercial order that Dresser Rand closed with an ethanol distillery shortly after signing the D-R Agreement with Ener-Core. We currently manufacture and assemble our Power Oxidizer units in stages. We receive parts and assemble certain sub-assembly components at our facilities in Irvine, California. The sub-assemblies are shipped to the installation site and assembled by our personnel into a completed unit. We believe that our production assembly capacity at our Irvine, California facility is sufficient to produce up to 25 units per year, which will exceed our expected production requirements for 2015.

Intellectual Property Protection

Management believes that a policy of protecting intellectual property is an important component of our strategy and will provide us with a long-term competitive advantage.

We are pursuing an aggressive intellectual property strategy, including development of what we expect will become a strong patent portfolio.  We believe that Power Oxidation technology is a patent domain largely independent from combustion.  Within the patent domain, the technology has been described as “Gradual Oxidation,” as the patents were filed prior to Ener-Core’s management decision in late 2014 to change the process name to “Power Oxidation.” The following is a summary of our current patent filings and patent grants:

●	Total applications filed overall: 66

●	Of which, patents already granted: 18 (with 13 granted during or prior to 2014 and 5 granted to date in 2015)

We have hundreds of pages of descriptive support, with over 150 independent claims and over 1,000 dependent claims.  We aim to continue to protect our Power Oxidation technology in multiple applications for various implementations, markets, and uses.  We currently expect to file a number of additional patent applications further protecting our intellectual property and reflecting most recent research and development efforts and corresponding results.  We cannot predict when our patent applications may result in issued patents, if at all, or, if issued, such patents will cover all or a substantial portion of the claims currently set forth in the applications.  There can be no assurance that any patents issued will provide us with any competitive advantages, will not be challenged by any third parties, or that such third parties will not design competitive products around the patents.  In addition, there can be no assurance that any of our patents would be held valid by a court of law of competent jurisdiction or, if held valid, that we will have sufficient economic resources to enforce or defend our patent rights.  In the event we are found to have infringed upon the patent rights of others, there can be no assurance that we would be able to obtain a license to use any of such patents.

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

Government Regulations

Air pollutants, such as NOx, CO, and VOCs, are produced as by-products of combustion.  Within the US, these pollutants are regulated by the EPA as well as by state and local air districts, because they are associated with negative health consequences and/or damage to the environment.  Throughout most other countries around the world, these pollutants are regulated by each country’s Ministry of Environment, or a similar government agency. Our Power Oxidation technology can achieve emissions of NOx that are noticeably lower than traditional combustion techniques without compromising the emissions of CO or VOCs.

Emissions regulations requiring a reduction in commonly found air pollutants such as NOx, CO, and VOCs could enhance market demand for our technology.  An example of the advantages of ultra-low levels of NO x emissions is with respect to EPA’s New Source Review requirements under the Title V of the Federal Clean Air Act.  Accordingly, potential legislation on greenhouse gases or general reductions in required criteria pollutant levels could assist with our achieving our business objectives.  Although the timing of such regulations is uncertain, the general trend in recent decades continues to be increases in governmentally mandated reductions for all criteria pollutants and the addition of new emissions to those regulated.

We continue to engage with federal and state policymakers to develop government programs to promote the deployment of our products. Since 2010, we have developed relationships with many regulators and legislators of interest, both at the federal and state levels, and we continue to pursue government funding, legislative, and regulatory opportunities.

Ultimately, it may be possible for our technology to achieve EPA, BACT and LAER designations, as determined under the EPA New Source Review program.

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with compliance with environmental laws.  Our products may provide a more cost-effective alternative to upgrading older existing gas-powered generation systems through the use of chemicals, catalysts, and add-on systems to comply with most recent environmental regulations

Employees

As of the date of this report, we have 23 full-time employees and two part-time employees.  None of our employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good.  We also employ consultants, including technical advisors and other advisors, on an as-needed basis to supplement existing staff.  When we engage consultants or technical advisors, we typically enter into intellectual property assignment and non-disclosure agreements with them.

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

There is no assurance that we will operate profitably or generate positive cash flow in the future.  We will require additional financing in order to proceed with the manufacture and distribution of our products, including our EC250, EC333, KG2, and other Power Oxidizer products.  During the next 12 months, we currently project our cash needs to be in excess of $9.0 million, currently budgeted for employee and related costs ($3.0 million), for research and development programs ($3.5 million), for professional fees, corporate filings, and business development costs ($1.0 million) and for working capital ($1.5 million).  We may require more funds if the costs of the development and operation of our existing technologies are greater than we have currently anticipated.  We will also require additional financing to sustain our business operations if we are not successful in earning revenues.  Our sales and fulfillment cycle can exceed 24 months and, as noted, we do not expect to generate sufficient revenue in the next 12 months to cover our operating costs.  Our short- and medium-term future is dependent upon our ability to obtain financing and upon future profitable operations.  We anticipate that we will rely on debt or equity capital in order to continue to fund our business operations.  Issuances of additional shares will result in dilution to our existing stockholders.  We may not be able to obtain financing on commercially reasonable terms or terms that are acceptable to us when it is required.  If we do not obtain such financing, our business could fail and investors could lose their entire investment.

If we are unable to continue as a going concern, our securities will have little or no value.

The reports of our independent registered public accounting firms that accompanies our audited consolidated financial statements for the years ended December 31, 2014 and 2013, contain going concern qualifications and each such firm expressed substantial doubt about our ability to continue as a going concern.  In addition to our history of losses, our accumulated deficits as of December 31, 2014 and December 31, 2013 were approximately $18.0 million and $7.5 million, respectively.  At December 31, 2014 and 2013, we had cash and cash equivalents (including restricted cash) of $2.2 million and $1.2 million, respectively.

In order to continue as a going concern, we will need, among other things, additional capital resources.  Our management’s plan is to obtain such resources by seeking additional equity and/or debt financing.  During 2014, we raised a total of $7.8 million in debt and equity financing and repaid $1.9 million of that financing. These financing arrangements resulted in significant dilution to existing shareholders. While our intention is to limit future shareholder dilution, we may be required to raise capital at unfavorable terms, if at all. If we are unable to obtain additional capital, such inability would have an adverse effect on our financial position, results of operations, cash flows, and business prospects, and ultimately on our ability to continue as a going concern.  If we are unable to obtain adequate capital, we could be forced to cease operations.

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

While the basic technology has been verified, we only recently have begun offering the EC250 and EC333 as commercial systems, and have yet to commercialize the KG2 or other Power Oxidizer systems.  This limits our ability to accurately forecast the cost of producing and distributing our systems or technology or to determine a precise date on which our systems or technology will be widely released.

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

We may incur significant warranty related costs which may result in decreased gross profit per unit sold and reduce the ability for the Company to achieve its profitability targets.

We expected to incur, and have incurred significant warranty expense related to our initial commercial units shipped to date. While we expect these costs to decrease significantly on a per unit basis, the limited operating time for our commercial units makes our warranty and other post-sale charges difficult to estimate. During 2014, for our initial EC250 commercial unit, we provided for a significant warranty reserve to allow for full replacement of key components primarily related to sub-components furnished by our suppliers. If our commercial units have greater than expected warranty related expenses or if we experience warranty costs associated with our oxidizer units, we may experience lower gross product margins or we may be required to increase our expenses to re-engineer our Power Oxidizer products.

A sustainable market for our technology may never develop or may take longer to develop than we currently anticipate which would materially adversely affect our results of operations.

Our products are being sold into mature markets and represent an emerging and unproven technology solution. We do not know whether our targeted customers will accept our technology or will purchase our products in sufficient quantities to allow our business to grow.  To succeed, demand for our products must increase significantly in existing markets, and there must be strong demand for products that we introduce in the future.  If a sustainable market fails to develop or develops more slowly than we currently anticipate, we may be unable to recover the losses we have incurred to develop our products, we may have further impairment of assets, and we may be unable to meet our operational expenses.  The development of a sustainable market for our systems may be hindered by many factors, including some that are out of our control.  Examples include:

●	customer reluctance to try a new product or concept;

●	regulatory requirements;

●	perceived cost competitiveness of our EC250, EC333, KG2 and other Power Oxidizer products that we may develop;

●	costs associated with the installation and commissioning of our EC250, EC333, KG2 and other Power Oxidizer products that we may develop;

●	maintenance and repair costs associated with our products;

●	economic downturns and reduction in capital spending;

●	customer perceptions of our products’ safety and quality;

●	emergence of newer, more competitive technologies and products;

●	financial stability of our turbine partners;

●	inability of our turbine partners to fulfill orders in a timely manner;

●	excessive warranty-related costs associated with parts replacement for Power Oxidizer or turbine components for power-stations operating in the field; and

●	Inability of our commercial partners to successfully sell and market our co-branded Power Oxidizer products

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

Our products involve a lengthy sales cycle and we may not currently anticipate sales levels appropriately, which could impair our results of operations. Our customers may not be willing to provide us with sufficient cash payments in advance of delivery which may result in additional capital demands.

The sale of our products typically involves a significant commitment of capital by customers, with the attendant delays frequently associated with large capital expenditures.  Once a customer makes a formal decision to purchase our product, the fulfillment of the sales order by us and our turbine partners will require a substantial amount of additional time.  For these and other reasons, the sales and fulfillment cycle associated with our products is typically lengthy and subject to a number of significant risks over which we have little or no control.  We currently expect to plan our production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially.  If sales in any period fall significantly below currently anticipated levels, our financial condition, results of operations and cash flow would suffer.  If demand in any period increases well above currently anticipated levels, we may have difficulties in responding, incur greater costs to respond, or be unable to fulfill the demand in sufficient time to retain the order, which would negatively impact our operations.  In addition, our operating expenses are based on currently anticipated sales levels, and a high percentage of our expenses are generally fixed in the short term.  As a result of these factors, a small fluctuation in timing of sales could cause operating results to vary materially from period to period and a small fluctuation in timing of cash payments by our customers could result in additional capital to be required to fund our operating and inventory needs.

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

We anticipate the need to be able to provide a third party financing option to our current and future customers for our existing and future Power Oxidizer products in order to facilitate our planned growth. We have very limited operational history for our Power Oxidizer products which may make financing these products very difficult. Any changes in business credit availability or cost of borrowing could adversely affect our business.

We compete with products and solutions that have significantly more operating history than our Power Oxidizers. As such, traditional lending solutions such as capital lease providers or banks, have a substantial amount of information available for these products and have established credit parameters for end user customers. Our Power Oxidizers are new to the market and we have not established credit parameters specific to our Power Oxidizer units. This puts us at a competitive disadvantage.

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

We may face risks from doing business internationally.

We have, and expect to license, sell, or distribute products outside of the United States of America and derive revenues from these sources.  Our revenues and results of operations may be vulnerable to currency fluctuations and we do not currently hedge any foreign currency.  As of the date of this report, we have installed one of our EC250 systems to a customer in the Netherlands.   We will report our revenues and results of operations in U.S. dollars, but, in various reporting periods, a significant portion of our revenues might be earned outside of the U.S.  We cannot accurately predict the impact of future exchange rate fluctuations on our revenues and operating margins.  Such fluctuations could have a material adverse effect on our business, results of operations, and financial condition.  Our business will be subject to other risks inherent in the international marketplace, many of which are beyond our control.  These risks include:

●	laws and policies affecting trade, investment, and taxes, including laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws;

●	changes in local regulatory requirements, including restrictions on gas-to-heat and electricity conversions;

●	differing degrees of protection for intellectual property;

●	financial instability;

●	instability of foreign economies and governments; and

●	war and acts of terrorism.

Any of the foregoing could have a material adverse effect on our business, financial condition, and results of operations.

Turbine prices, sub-component availability and sub-component reliability factors impact our price competitiveness, reliability and warranty costs. Product quality expectations may not be met, causing slower market acceptance or warranty cost exposure.

Our Power Oxidizer products are currently commercialized in a manner that is fully integrated with a gas turbine, thus providing a complete power-station to the ultimate customer and operator.  We purchase the turbines from an independent third party. The availability of these turbines is dependent on the current commercial backlog and financial stability of their manufacturers. A lengthy sub-component fulfillment timeframe could impact our ability to timely deliver a power-station and therefore could delay our revenues.  The turbines are typically long lead time components and the pricing of these turbines could increase over time, causing the overall price of the integrated power-station to become commercially uncompetitive, which would hinder sales of our Power Oxidizer products or prohibitively expensive resulting in decreased profit margins.  Once operational, any issues in the reliability of the turbine, either due to issues with the Power Oxidizer or the inherent reliability flaws in the turbine, could result in excessive warranty obligations for our company and a level of operational reliability that is deemed unsatisfactory by our customers, which could not only hurt our relationships with our customers, but materially and adversely affect our business, prospects, operating results and financial condition.

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

We are continually evaluating, qualifying, and selecting suppliers for our gas-to-heat and electricity conversion systems.  We will source globally from a number of suppliers, some of whom may be single source suppliers for these components, in particular for the gas turbine sub-component.  While we attempt to maintain the availability of components from multiple sources whenever possible, it may not always be possible to avoid purchasing from a single source.  To date, we have no qualified alternative sources for any of our single-sourced components.

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

Our products contain a number of commodity materials from metals, which include steel, special high temperature alloys, copper, nickel, and molybdenum, to computer components.  The availability of these commodities could impact our ability to acquire the materials necessary to meet our production requirements.  The cost of metals has historically fluctuated and we currently do not hedge against our materials inflation risk.  An increase in materials pricing could impact the costs to manufacture our products.  If we are not able to acquire commodity materials at prices and on terms satisfactory to us or at all, our operating results may be materially adversely affected.

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

Our industry is characterized by rapidly changing technologies, industry standards, customer needs, and competition, as well as by frequent new product and service introductions.  We must respond to technological changes affecting both our customers and suppliers.  We may not be successful in developing and marketing, on a timely and cost-effective basis, new services that respond to technological changes, evolving industry standards or changing customer requirements.  Our success will depend, in part, on our ability to accomplish all of the following in a timely and cost-effective manner:

●	effective use and integration of new technologies;

●	continual development of our technical expertise;

●	enhancement of our engineering and system designs;

●	retention of key engineering personnel, which have played a critical role in the development of our technology;

●	development of products that meet changing customer needs;

●	advertisements and marketing of our products; and

●	influence of and response to emerging industry standards and other changes.

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

We currently own or license significant intellectual property, including patents, and intend to be involved in numerous licensing arrangements.  We expect our intellectual property to play an important role in establishing and maintaining a competitive position in a number of the markets we intend to serve.  We will attempt to protect proprietary and intellectual property rights to our products and gas system through available patent laws and licensing and distribution arrangements with reputable domestic and international companies.  Despite these precautions, patent laws afford only limited practical protection in certain countries.

Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others or to defend against claims of invalidity.  Such litigation could result in substantial costs and the diversion of resources.  As we create or adopt new technology, we will also face an inherent risk of exposure to the claims of others that we have allegedly violated their intellectual property rights.

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

Our future success depends substantially on the continued services of our executive officers, especially our Chief Executive Officer, Alain J. Castro, our President, Boris A. Maslov, Ph.D., our Chief Financial Officer, Domonic Carney, as well as our engineering vice president, Douglas Hamrin.  If one or more of these persons are unable or unwilling to continue in their present positions, we may not be able to replace them readily or timely, if at all.  Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain their replacements, if any acceptable persons may be found.  In addition, if any of our executive or engineering officers joins a competitor or forms a competing company, we may lose some of our customers or potential customers.

If we are unable to attract, train, and retain engineering and sales personnel, our business may be materially adversely affected.

Our future success depends, to a significant extent, on our ability to attract, train, and retain engineering and sales personnel.  Recruiting and retaining capable personnel, particularly those with expertise in our chosen industry, are vital to our success.  There is substantial competition for qualified technical and sales personnel with experience in our industry, and there can be no assurance that we will be able to attract or retain them.  If we are unable to attract and retain qualified employees, our business may be materially adversely affected.

Our internal controls and accounting methods may require modification. We currently have significant and material internal control weaknesses which will require additional resources to mitigate.

We had significant turnover in the Accounting and Finance department during 2014, including the resignation of the Chief Financial Officer in June 2014 and the appointment of a replacement Chief Financial Officer in August 2014. Our significant turnover within our Finance department increased our internal control risk.

Further, for a significant portion of 2013 and 2014 the Company had insufficient in-house technical accounting staff and management that resulted in several of our material control weaknesses that we have identified. Due to our limited size, we rely heavily on key management for day to day operations and for key cash and spending internal controls and we have size limitations that give rise to additional internal control weaknesses including our information technology controls and disclosure controls.

We continue to review and develop controls and procedures sufficient to accurately report our financial performance on a timely basis and we continue to mitigate our existing material and significant internal control weaknesses.   If we do not develop and implement effective controls and procedures, we may not be able to report our financial performance on a timely and materially accurate basis and our business and stock price would be adversely affected.

If we fail to achieve and maintain an effective system of internal controls in the future, we may not be able to accurately report our financial results or prevent fraud.   As a result, investors may lose confidence in our financial reporting.

The Sarbanes-Oxley Act of 2002 requires that we report annually on the effectiveness of our internal control over financial reporting.  Among other things, we must perform systems and processes evaluation and testing.  We must also conduct an assessment of our internal controls to allow management to report on our assessment of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  Our assessment has revealed significant deficiencies or material weaknesses in our internal controls, which are disclosed in this Form 10-K.  Disclosures of this type can cause investors to lose confidence in our financial reporting and may negatively affect the price of our common stock.  Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud.  Deficiencies in our internal controls over financial reporting may negatively impact our business and operations.

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

If a significant public market for our common stock develops, we expect the market price of our common stock to fluctuate substantially for the foreseeable future, primarily due to a number of factors, including:

●	our status as a company with a limited operating history and limited revenues to date, which may make risk-averse investors more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the shares of a seasoned issuer in the event of negative news or lack of progress;

●	announcements of technological innovations or new products by us or our competitors;

●	the timing and development of our products;

●	general and industry-specific economic conditions;

●	actual or anticipated fluctuations in our operating results;

●	liquidity;

●	actions by our stockholders;

●	changes in our cash flow from operations or earnings estimates;

●	changes in market valuations of similar companies;

●	our capital commitments; and

●	the loss of any of our key management personnel.

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

During 2014, we issued approximately 41.6 million shares including approximately 13.5 million shares issued in August 2014 to satisfy and eliminate our April 2014 Convertible Debentures and 27.6 million shares issued in September 2014 in exchange for our $4.0 million private equity investment round. Approximately 42 million were registered for resale with the SEC.

The public sale of our common stock by existing stockholders could adversely affect the price of our common stock.

As of March 23, 2015, we have a total of 114,106,349 shares of common stock outstanding. Approximately 76 million of our outstanding shares have either been registered with the SEC or are eligible for an exemption from registration under Rule 144.

●	Approximately 52 million of such total shares are freely tradable in the public market,

●	The remaining approximately 62 million shares constitute “restricted securities” and may be sold in the public market only if they have been registered or if they qualify for an exemption from registration under Rule 144 of the Securities Act. Of the 62 million shares, approximately 14 million shares are registered for resale under an effective registration statement and approximately 35 million represent original shares held with restrictive legends but which could be eligible for an exemption from registration under Rule 144.

The market price of our common stock could thereafter decline as a result of sales by our existing stockholders, or even by the perception that these sales will occur. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

We have a substantial number of options and warrants outstanding which could give rise to additional issuances of our common stock. These options and warrants have set exercise prices which may be below the prevailing market price in the future. Certain warrants have anti-dilution price protection.

We have a total of approximately 23 million options and warrants at exercise prices ranging from $0.11 to $1.00 per share. Of these, approximately 13.3 million represent employee options at exercise prices ranging from $0.15 to $0.48 per share and approximately 9.8 million warrants at exercise prices of $0.11 to $1.00 per share. Approximately 4.1 million warrants issued in April 2014 have price reset antidilution protection whereby if the Company issues or is deemed to have issued any common stock or common stock equivalents, excluding employee stock options, at a price per share below their exercise price, the Company is obligated to reduce the exercise price of the approximately 4.1 million warrant to the deemed issued price per share. The warrant holders waived their price reset rights for our September 2014 private equity placement but retained an additional one-time price reset on March 24, 2015 to the lower of (i) the then effective exercise price of the April 2014 Warrants, and (ii) seventy percent (70%) of the arithmetic average of the weighted average prices of the Company’s common stock for the ten (10) consecutive trading days immediately preceding March 24, 2015. On March 24, 2015 the 4.1 million warrants had the exercise price reset to $0.11 per warrant. Further issuances of common stock or common stock equivalents below $0.11 per share may reduce the exercise price below $0.11 per warrant.

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

We have granted investment participation rights to certain investors in our April 2014 convertible debt financing. These participation rights may limit our ability to raise capital or may require additional consideration to raise the capital we believe is required for our growth objectives.

The warrants issued in conjunction with the 2014 convertible debt offering provide participation rights of up to 50% of any future financing to the five investors who provided the Company with the convertible debt in April 2014. These participation rights expire in 2016 and require notice periods and allow response times of up to 15 business days. The participation rights may make future financings more difficult to close or may delay or prevent the closing of future financings which would otherwise be in the best interests of the Company.

Our principal stockholders own a large percentage of our voting stock, which will allow them to influence substantial control over matters requiring stockholder approval.

Currently, our executive officers, employees, directors, and Sail Capital, our principal stockholders and their affiliates own approximately 25.9% of our outstanding common stock.  If these stockholders act together, and our principal stockholders and their affiliates by themselves, they would be able to elect our Board of Directors (our “Board”) and control all other matters requiring approval by stockholders, including the approval of mergers, going private transactions, and other extraordinary transactions, as well as the terms of any of these transactions.  This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could in turn have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the then-prevailing market price for their shares of common stock.

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

Our quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular quarter.  You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance.  Factors that may affect our quarterly results include:

●	market acceptance of our products and those of our competitors;

●	our ability to attract and retain key personnel;

●	development of new designs and technologies; and

●	our ability to manage our anticipated growth and expansion.

Trading of our common stock may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

There is currently a limited market for our common stock and the volume of our common stock traded on any day may vary significantly from one day to another.  Our common stock is currently quoted on the OTCQB tier of the OTC Market (“OTCQB”) and the OTC Bulletin Board (“OTCBB”).  Trading in stock quoted on the OTCQB and the OTCBB is often characterized by low trading volume and by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects.  The availability of buyers and sellers represented by this volatility could lead to a market price for our common stock that is unrelated to operating performance.  Moreover, neither the OTCQB nor the OTCBB is not a stock exchange, and trading of securities quoted on the OTCQB and the OTCBB is often more sporadic than the trading of securities listed on a national stock exchange like.  There is no assurance that there will be a sufficient market in our stock, in which case it could be difficult for our stockholders to resell their shares.

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

Our Amended and Restated Articles of Incorporation and bylaws contain provisions permitting us to enter into indemnification agreements with our directors, officers, and employees.  We also have contractual obligations to provide such indemnification protection to the extent not covered by directors’ and officers’ liability insurance. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup.  These provisions and resultant costs may also discourage us from bringing a lawsuit against our directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit us and our stockholders.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

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

Prior to the Assignment, on September 4, 2013, Meehan executed a Lessor’s Consent to Assignment and Sublease with FlexEnergy and us.  We also entered into a letter agreement with Meehan, by which we agreed to the following rent prepayments under the Lease:

●	$26,044 by September 30, 2013, to be applied to the December 2014 rent payment, and

●	$26,825 by July 31, 2014, to be applied to the December 2015 rent payment.

The Lease terminates on December 31, 2016.  Our unpaid, outstanding obligation for the remainder of the Lease is $642,357 as of December 31, 2014.  The current monthly rent under the Lease is $26,044, which increases to $26,825 on August 1, 2015, and to $27,630 on August 1, 2016.

We also leased space from the Regents of the University of California, Irvine, for the installation and demonstration of the EC250 equipment.  The lease expired on January 31, 2015 and the monthly payment was $7,780 from August 1, 2013 through January 31, 2015.  The university provided us with certain goods and services including certain research and development services. The lease became month-to-month after January 31, 2015.

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

Market Information

Our common stock has been eligible for quotation since December 22, 2011; but, quotations on the OTCBB and on the OTCQB only commenced in the first quarter of 2013.  Initially, our symbol was “ITTC” until May 16, 2013, at which time our symbol was changed to “ENCR.”  The following table sets forth the high and low closing bid prices for our common stock for the periods indicated, as reported by OTC Markets Group, Inc. and OTCBB.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.  Our common stock was split on a 30-for-1 basis, effective May 6, 2013.

	Closing Bid
	High ($)	Low ($)
Year ending December 31, 2013
First Quarter	0.50	0.50
Second Quarter (through May 6, 2013)	1.50	0.50
Second Quarter (May 7, 2013, through June 28, 2013)	0.75	0.15
Third Quarter	1.50	1.00
Fourth Quarter	1.54	1.46

	Closing Bid
	High ($)	Low ($)
Year ending December 31, 2014
First Quarter	1.52	0.70
Second Quarter	0.73	0.28
Third Quarter	0.61	0.08
Fourth Quarter	0.26	0.13

Based on the records of our transfer agent, we had approximately 114.1 million shares of common stock issued and outstanding as of March 23, 2015.

Holders

Based on the records of our transfer agent, there were 100 stockholders of record of our common stock as of March 23, 2015 (not including beneficial owners who hold shares at broker/dealers in “street name”).

Transfer Agent

Our transfer agent is V-Stock Transfer, LLC, whose address is 18 Lafayette Place, Woodmere, New York 11598, and whose telephone number is (212) 828-8436.

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

The following discussion and analysis of our results of operations and financial condition for fiscal years ended December 31, 2013 and 2014, should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report.   Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.   Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors” and “Description of Business” sections and elsewhere in this report.   We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict” and similar expressions to identify forward-looking statements.   Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements.   Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this report.   We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Overview

We design, develop, and manufacture Power Oxidizer products and technology that aim to expand the power-generation range of gaseous fuels while improving emissions.  Our products aim to expand power generation to low quality gas fuel sources which have previously been uneconomical or outright non-feasible fuels for generating energy, while, at the same time, reduce gaseous emissions from industrial processes that contribute to air pollution and climate change.

We currently commercialize a 250 kW and 333 kW power-station, and expect to scale up our technology to be integrated with a variety of larger turbines, resulting in larger power-stations that will provide an alternative to typical combustion-based power generation.  We also expect to integrate our Power Oxidizer technology with traditional steam boilers, thereby enabling the commercialization and deployment of systems that will convert low-quality waste gases to steam (with no electrical power) for certain customers that value industrial steam more than electrical power within their operations.

Our first commercial products, the Power-Station EC250 and EC333, combine our Power Oxidizer with a 250 kW or a 333 kW gas turbine, respectively, that were initially developed by Ingersoll-Rand, and subsequently enhanced by our predecessor, FlexEnergy.   We shipped the first commercial EC250 on November 14, 2013 to the Netherlands per the terms of our agreement with EECT. That power-station was then officially commissioned in June, 2014 and is in commercial operation. We are currently developing our third commercial product, the Power-Station KG2 with Power Oxidizer, which will combine our Power Oxidizer with a KG2-3GEF two-MW gas turbine developed by Dresser Rand.

We entered into the D-R Agreement with Dresser Rand on November 14, 2014 to develop and market the Dresser Rand KG2-3GEF gas turbine coupled with the Ener-Core Power Oxidizer. The license agreement grants Dresser Rand exclusive rights to commercialize the Ener-Core Power Oxidizer, within ranges of 1-4 MW of power capacity, bundled with the Dresser Rand KG2 gas-turbine product line. As part of the agreement, Dresser Rand agreed to pay a $1.6 million initial license fee, under the condition that Ener-Core is able to successfully scale up the technology from the current size of 250 kW to a size of 1.75 MW. As part of the D-R Agreement, Dresser Rand also agreed to achieve annual sales thresholds agreed to by both companies in order to retain the commercial license.  Dresser Rand has already facilitated an initial non-binding order for two commercial KG2 units, which we expect to ship out by early 2016 if we meet certain development milestones.

The D-R Agreement calls for a series of technical milestones which we expect to be completed in 2015, including field tests of the larger KG2 sized oxidizer both on a stand-alone basis and once integrated with the Dresser Rand turbine. As of the date of this report, we have completed the system layout and analytic models integrating our Power Oxidizer with the turbine and have initiated design and development of the KG2.

Year ended December 31, 2014 highlights:

Commercial Activities

Attero Installation

For the year ended December 31, 2014, we installed and commissioned our initial commercial EC250 Power Oxidizer unit to Attero in the Netherlands through our contractor EECT. We deemed our contract complete and recorded revenue related to the contract plus change orders. This contract represents our first full commercial installation of our Power Oxidizer technology. Subsequent to the installation, the EC250 Power Oxidizer unit sustained damage to the turbine portion of the unit which was caused by debris entering the turbine unit. The Power Oxidizer unit was not impacted. The Company incurred approximately $69,000 of warranty related expenses in Q4 related to this damage and the Company accrued an additional $220,000 for future replacement of portions of the turbine unit which may require retrofit or replacement later in 2015. The Company believes it has a sub-warranty claim against certain turbine unit vendors but has not accrued an offset for this claim.

Waste Gas Consulting

During the year ended December 31, 2014, we completed the first phase of a three phase commercial project with an oil and gas producer located in Canada. Our prototype unit located at UCI successfully oxidized waste gases with identical qualities to waste gases currently being flared at petroleum production facilities in Alberta, Canada. We received $60,000 in consulting fees for the waste gas test and we are currently working with the customer for the second phase of the project which we expect will be to install a 250 kW commercial unit in a cold weather environment in Canada. At present, this customer has temporarily placed the second phase on hold due to market conditions in the petroleum exploration industry related to reduced capital spending in the industry. We expect to restart discussions in the middle of 2015. We believe the third phase of the project will be a substantial order which would not occur until 2017, if at all.

Dresser Rand Licensing Agreement

On November 14, 2014, Ener-Core entered into the D-R Agreement, a global licensing agreement with Dresser Rand, to develop and market the Dresser Rand KG2-3GEF 1.75 MW gas turbine coupled with the Ener-Core Power Oxidizer. This agreement grants Dresser Rand exclusive rights to commercialize the Ener-Core 1-4 MW Power Oxidizer bundled with the Dresser Rand KG2 gas-turbine product line. We have included the agreement, as amended and with proprietary technical information redacted, as an exhibit to this filing.

Contract Terms

The D-R Agreement calls for the satisfaction of certain non-technical milestones after which the agreement is mutually binding and may be cancelled by either party (the “Binding Conditions”). These Binding Conditions include: (i) proof provided by Ener-Core to Dresser Rand that Ener-Core’s Power Oxidizer intellectual property has no existing claims or liens in existence and patents are owned by Ener-Core and recorded at the appropriate patent office; (ii) posting of a $1.6 million bond by Ener-Core on behalf of Dresser Rand for security on the license fee payment; (iii) Dresser Rand provides a written acknowledgement of an initial binding customer purchase order for a KG2-3GEF/GO, and (iv) proof to the satisfaction of Dresser Rand that Ener-Core has sufficient capital to operate and submission of a budget reasonably satisfactory to Dresser Rand. To date, these four binding conditions have not been satisfied and as of the date of this filing, the D-R Agreement is not mutually binding. The Company satisfied the first binding condition in January 2015. In March 2015, the Agreement was amended to change the second binding condition to consist of an escrow agreement whereby Dresser Rand would pay the license fee payments into a mutually controlled escrow account and the requirement for the bond was eliminated. Both of the remaining conditions are expected to be satisfied in the second quarter of 2015.

In general terms, there are two primary technical milestones that Ener-Core and Dresser Rand shall mutually develop and complete:

●	On or before July 31, 2015, Ener-Core must successfully demonstrate the ability to generate a controlled thermal reaction for certain mixtures of gases with a heat content sufficient to successfully power the expected 1.75 MW KG2 turbine, called the “Sub-scale Acceptance Test” or “SSAT.”

●	By Q1-2016, Ener-Core and Dresser Rand shall mutually develop and install a fully functioning KG2 prototype and demonstrate the ability to generate, on a sustained basis, the power and emissions specified in the development agreement, called the “Full-scale Acceptance Test” or “FSAT.”

The success of both the SSAT and the FSAT drive certain payments incorporated into the contract.

Initial KG2 Order

On January 12, 2015, Pacific Ethanol, Inc. announced publicly that it had placed an order with Dresser Rand Company for approximately $12 million that included two 1.75 MW KG2-3GEF units for a 3.5MW cogeneration plant at a location in California. In March 2015, Dresser Rand provided the Company with a letter of intent to purchase 2 Oxidizers for approximately $2.1 million subject to the satisfaction of the Binding Conditions and with an expected purchase price payment as described below. After the Binding Conditions are completed, which we expect to do by July 2015, Dresser Rand expects to provide the Company with a binding, formal purchase order. Since we do not have a binding agreement and we have not received a purchase order, we do not consider the initial KG2 order to be backlog as of the date of this filing.

Commercial Terms

The commercial terms of the D-R Agreement are as follows:

●	An upfront license fee of $1,600,000 payable by Dresser Rand will be paid into an escrow account upon satisfaction of four binding conditions, with payments thereafter each calendar quarter into the escrow account. After Ener-Core successfully passes the FSAT, expected in 2016, all amounts remaining in escrow and all future license fee payments shall be remitted directly to Ener-Core.

●	Full payment of the license fee provides Dresser Rand with an exclusive license to commercialize turbines that have incorporated Power Oxidizers in the 1-4MW range as long as Dresser Rand sells a minimum quantity of units per year beginning in 2019.

●	Up to $500,000 of engineering time and materials shall be performed by Dresser Rand. Dresser Rand shall be allowed to receive payments from amounts placed in escrow until the escrow release and thereafter by direct payments from Ener-Core.

●	As described in a letter of intent received in March 2015, the initial KG2 order from Dresser Rand to Ener-Core shall consist of 2 Power Oxidizers in the 1.75MW range. We expect to receive a total purchase price of approximately $2.1 million from this order. The letter indicates that Dresser Rand intends to issue a formal purchase order upon satisfaction of the Binding Conditions. However, there can be no assurance that we will be able to successfully complete all of the Binding Conditions or that Dresser Rand will issue the formal purchase order.

The agreement also calls for Dresser Rand and Ener-Core, Inc. to mutually discuss and negotiate a manufacturing agreement within six months’ time of the November 2014 D-R Agreement signing date. As of the date of this report, no such manufacturing agreement has been signed. If Dresser Rand and Ener-Core mutually agree to a manufacturing agreement, future sales of Power Oxidizers that are produced by Dresser Rand shall result in additional license payments of an as yet undetermined amount.

Financing Activities:

September 2014 Private Equity Issuance

On September 22, 2014, we sold and issued 26,666,658 shares of our common stock to 36 accredited investors at $0.15 per share (the “September 2014 PIPE”). We received net cash proceeds of $3,844,000 consisting of approximately $4,000,000 in gross proceeds reduced by $156,000 in cash offering costs consisting of cash placement fees of $73,000 and legal fees of $32,000. In addition to the cash offering costs, we also issued: (1) 1,000,000 restricted shares of the Company’s common stock valued at $150,000; and (2) warrants to purchase up to 1,325,000 shares of the registrant’s common stock at an exercise price of $0.50 per share. The warrants issued for placement agent fees are exercisable for a period of four years after their issuance dates. The warrants issued to the placement agents were recorded to offering costs at a fair value of $296,000. This amount was based on the Black-Scholes option pricing model using a market price of $0.27 per share on the date of issuance, a risk free rate of 1.8%, a dividend rate of 0%, and volatility of 150.8%.

We also entered into a Waiver and Amendment Agreement (the “Waiver”) with the holders of warrants (the “April 2014 Warrants”) issued pursuant to that certain securities purchase agreement by and among the Company and five accredited investors dated April 15, 2014 (the “April 2014 SPA”). Pursuant to the terms of the Waiver, the holders of the April 2014 Warrants agreed to waive their anti-dilution rights and participation rights as set forth in the April 2014 Warrants and the April 2014 SPA, with respect to the September 2014 PIPE. The holders of the April 2014 Warrants also agreed to amend certain provisions of the April 2014 Warrants, including the reduction of the exercise price per share to $0.50 per share, and also conditions for the exercise price to adjust further in March 2015 if certain events occur. In addition, provided that the holders of the April 2014 Warrants each limit their sales in the Company’s common stock during the 10-Day Period (as defined below) to not more than 20% of the total number of shares of the Company’s common stock issuable to such April 2014 Holder upon exercise of the April 2014 Warrant (without regard to any limitation or restriction on the exercise thereof), the exercise price of the April 2014 Warrants shall be reset on March 24, 2015 (the “Adjustment Date”), whereby the exercise price then in effect shall be adjusted to equal the lower of (i) the then effective exercise price of the April 2014 Warrants, and (ii) seventy percent (70%) of the arithmetic average of the weighted average prices of the Company’s common stock for the ten (10) consecutive trading days immediately preceding the Adjustment Date (the “10-Day Period”), with such price rounded to the nearest $0.01 per share. On March 24, 2015, the April 2014 Warrants had the exercise price adjusted to $0.11 per share under the revised terms of the Warrant as amended by the Waiver.

In connection with the September 2014 PIPE transaction, the Company entered into a Registration Rights Agreement with the Investors (the “Registration Rights Agreement”), pursuant to which the Company was required to file a registration statement related to the September 2014 PIPE transaction with the SEC covering the resale of the Shares that were issued to the Investors. The Company filed the initial registration statement in October, 2014 and such registration statement was declared effective by the SEC on November 12, 2014.

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

Conversion and Redemption of Secured Notes Payable

On August 14, 2014, we entered into a Conversion and Redemption Agreement (each, an "Agreement" and together the "Agreements") with each holder of the Secured Notes. Pursuant to the Agreements:

●	The conversion price of the Secured Notes was adjusted to $0.20 per share. As a result of this change, we adjusted the fair value of the conversion feature to $103,000 immediately prior to the conversion

●	The holders of the Secured Notes converted a portion of the Secured Notes held by them, in an aggregate amount of $2,711,000, into 13,555,000 shares of our common stock in the aggregate based on the adjusted conversion price;

●	The holders of the Secured Notes redeemed a portion of the Secured Notes held by them for cash, in the aggregate amount of $1,866,000, from the funds held in the control account;

●	The Secured Notes were cancelled immediately following the foregoing conversion and redemption. The fair value of the conversion feature was accelerated to income and we recorded a loss on conversion of $2,414,000; and

●	$405,000, net of $17,000 of legal fees, of the funds held in the control account was transferred to us immediately after the closing of the Agreements.

The closing of the Agreements occurred on August 15, 2014, and we received funds from the control account on August 18, 2014. The following reflect changes to our financial statements resulted upon the conversion and redemption of the secured notes payable:

Increase (decrease)
Operating Cash	$405,000
Restricted Cash	$(2,288,000)
Convertible Note	$(4,575,000)
Discount on convertible note	$(2,515,000)
Derivative liabilities	$(104,000)
Common stock	$1,000
Paid in capital	$2,710,000
Outstanding shares	13,555,000

Corporate Information

Ener-Core was incorporated in Nevada in April 2010. Ener-Core’s operating subsidiary, Ener-Core Power, was incorporated in Delaware in July 2012 under the name “Flex Power Generation, Inc.” Ener-Core Power became Ener-Core’s subsidiary in July 2013 by merging with Flex Merger Acquisition Sub, Inc., a Delaware corporation wholly owned by Ener-Core.

The address of our corporate headquarters is 9400 Toledo Way, Irvine, California 92618, and our telephone number is (949) 616-3300. Our website can be accessed at www.ener-core.com. All of our operations are located in the United States. Our fiscal year ends December 31.

Going Concern

Our consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. Since our inception, we have made a substantial investment in research and development to develop the Power Oxidizer, have successfully deployed an EC250 field test unit at the U.S. Army base at Fort Benning, Georgia, and installed and commissioned our first commercial unit in the Netherlands in the second quarter of 2014.

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

Management’s plan is to obtain such resources by obtaining capital sufficient to meet our operating expenses by seeking additional equity and/or debt financing. The cash and cash equivalents balance (including restricted cash) on December 31, 2014 and March 16, 2015, was approximately $2.2 million and $0.8 million (including restricted cash of $50,000), respectively.

We project that our unrestricted cash balance of $0.8 million as of March 16, 2014, will continue to fund our working capital needs, general corporate purposes, and related obligations for the short term at our current spending levels. However, we expect to require significantly more cash for working capital and as financial security to support our growth initiatives.

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

Reverse Merger

We entered into the Merger Agreement with Ener-Core Power and the Merger Sub, pursuant to which the Merger Sub merged with and into Ener-Core Power, with Ener-Core Power as the surviving entity. Prior to the Merger, we were a public reporting “shell company,” as defined in Rule 12b-2 of the Exchange Act. The Merger Agreement was approved by the boards of directors of each of the parties to the Merger Agreement. In April 2013, the pre-merger public shell company effected a 30-for-1 forward split of its common stock. All share amounts have been retroactively restated to reflect the effect of the stock split.

As provided in the Contribution Agreement, dated November 12, 2012, by and among FlexEnergy, FlexEnergy Energy Systems, Inc., and Ener-Core Power, Ener-Core Power was spun-off from FlexEnergy as a separate corporation. As a part of that transaction, Ener-Core Power received all assets (including intellectual property) and certain liabilities pertaining to the Gradual Oxidizer business (Predecessor), the business carved out of Parent.  The owners of Predecessor did not distribute ownership of Successor entity pro rata.  The assets and liabilities were transferred to the Company and recorded at their historical carrying amounts since the transaction was a transfer of net assets between entities under common control.

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

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included elsewhere in this report, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Segments

We operate in one segment. All of our operations are located domestically.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant items subject to such estimates and assumptions include but are not limited to: collectability of receivables; the valuation of certain assets, useful lives, and carrying amounts of property and equipment, valuation of equity instruments and share-based compensation including estimates of volatility used in the equity and derivative liability valuation calculations; provision for contract losses; valuation allowances for deferred income tax assets; valuation of derivative liabilities; and exposure to warranty and other contingent liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Concentrations of Credit Risk

Cash and Cash Equivalents

We maintain our non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation (“FDIC”) provides insurance coverage of up to $250,000. For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to these deposits. At December 31, 2014, we had $1.9 million in excess of the FDIC limit.

We consider all highly liquid investments available for current use with an initial maturity of three months or less and are not restricted to be cash equivalents. We invest our cash in short-term money market accounts.

Restricted Cash

Collateral Account

Under a credit card processing agreement with a financial institution that was entered in 2013, we are required to maintain funds on deposit with the financial institution as collateral. The amount of the deposit is at the discretion of the financial institution was $50,000 on December 31, 2014 and 2013.

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

At December 31, 2014, we reserved $34,000 related to rents receivable from our sublessees. At December 31, 2013, we did not have any allowance for doubtful accounts.  Although we expect to collect amounts due, actual collections may differ from the recorded amounts.

As of December 31, 2014 and December 31, 2013, one and one customer, respectively, accounted for 100% of net accounts receivable for each year. One customer accounted for 100% of net revenues for the twelve months ended December 31, 2014.  Two customers accounted for 100% of net revenues for the twelve months ended September 30, 2013.

Accounts Payable

As of December 31, 2014 and December 31, 2013, six and two vendors collectively accounted for approximately 54% and 48% of total accounts payable.

Inventory

Inventory, which consists of raw materials, is stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method. At each balance sheet date, we evaluate our ending inventory for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. At December 31, 2014 and 2013, we did not have a reserve for slow-moving or obsolete inventory.

Costs in Excess of Billings on Uncompleted Contracts

Costs in excess of billings on uncompleted contracts in the accompanying consolidated balance sheets represents accumulation of costs for labor, materials, overhead and other costs that have been incurred. These costs will be recognized as costs of goods sold when the contract is considered complete in accordance with the completed-contract method. Costs in excess of billings on uncompleted contracts were $0 and $801,000 at December 31, 2014 and 2013, respectively. In June 2014, our contract with EECT was completed, resulting in the recognition of revenue related to the contract plus change orders and all associated costs.

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

Accrued Warranties

Accrued warranties represent the estimated costs that will be incurred during the warranty period of our products. We make an estimate of expected costs that will be incurred by us during the warranty period and charge that expense to the consolidated statement of operations at the date of sale. We also reevaluate the estimate at each balance sheet date and if the estimate is changed, the effect is reflected in the consolidated statement of operations. We made our initial commercial sale to EECT with a six month warranty and later extended that warranty at our discretion. There was no warranty for the unit shipped to the Fort Benning site. We expect our future warranty period to be between six months and one year depending on the warranties provided and the products sold. Accrued warranties for expected expenditures within the next year are classified as current liabilities and as non-current liabilities for expected expenditures for time periods beyond one year.

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

Impairment of Long-Lived Assets

We account for our long-lived assets in accordance with the accounting standards which require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical carrying value of an asset may no longer be appropriate. We consider the carrying value of assets may not be recoverable based upon its review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of December 31, 2014 and 2013, we do not believe there have been any other impairments of our long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products will continue, which could result in impairment of long-lived assets in the future.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, derivative liabilities, Secured Notes payable and related debt discounts and capital lease liabilities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014 and 2013. The carrying amounts of short-term financial instruments are reasonable estimates of their fair values due to their short-term nature or proximity to market rates for similar items.

We determine the fair value of our financial instruments based on a three-level hierarchy established for fair value measurements under which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect management’s market assumptions. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair-value hierarchy:

●	Level 1: Valuations based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Currently, we classify our cash and cash equivalents as Level 1 financial instruments.

●	Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. We do not currently have any accounts under Level 2.

●	Level 3: Valuations based on inputs that require inputs that are both significant to the fair value measurement and unobservable and involve management judgment (i.e., supported by little or no market activity). Currently, we classify our warrants accounted for as derivative liabilities as level 3 financial instruments.

If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company issues derivative financial instruments in conjunction with its debt and equity offerings and to provide additional incentive to investors and placement agents. The Company’s uses derivative financial instruments in order to obtain the lowest cash cost-source of funds. Derivative liabilities are recognized in the consolidated balance sheets at fair value based on the criteria specified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) topic 815-40 “ Derivatives and Hedging – Contracts in Entity’s own Equity .” The estimated fair value of the derivative liabilities is calculated using either the Black-Scholes-Merton or Monte Carlo simulation model method.

The Company issued common stock warrants and convertible secured notes payable with conversion features in April 2014. These embedded derivatives were evaluated under ASC topic 815-40, were bifurcated from the debt host and are classified as liabilities on the consolidated balance sheet. The Company records the warrants and embedded derivative liabilities at fair value and adjusts the carrying value of the common stock warrants and embedded derivatives to their estimated fair value at each reporting date with the increases or decreases in the fair value of such warrants and derivatives at each reporting date, recorded as a gain or (loss) in the consolidated statements of operations (See Notes 8, 9, and 11).

The Company issued common stock warrants for services during 2014. These derivative securities were evaluated under ASC topic 815-40 and determined that they did not need to be recorded as liabilities on the consolidated balance sheet. The warrants were valued on the date of issuance at fair value.

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

Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenue is recorded. We defer any revenue for which the services have not been performed or are subject to refund until such time that we and our customer jointly determine that the services have been performed or no refund will be required.

Revenues under long-term construction contracts are generally recognized using the completed-contract method of accounting. Long-term construction-type contracts for which reasonably dependable estimates cannot be made or for which inherent hazards make estimates difficult are accounted for under the completed-contract method. Revenues under the completed-contract method are recognized upon substantial completion – that is acceptance by the customer, compliance with performance specifications demonstrated in a factory acceptance test or similar event. Accordingly, during the period of contract performance, billings and costs are accumulated on the balance sheet, but no profit or income is recorded before completion or substantial completion of the work. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimate of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. We had deferred all amounts received on our contract with EECT until the contract is substantially completed, which occurred in June 2014, at which time the entire contract, including change orders, was recorded as revenue. As of December 31, 2014 and 2013, we had a provision for contract loss of $0 and $100,000, respectively, related to our contract with EECT for the Attero EC250 sale in the Netherlands.

Research and Development Costs

Research and development costs are expensed as incurred.  Research and development was $3.2 million and $2.3 million, for the years ended December 31, 2014 and 2013, respectively.

Share-Based Compensation

We maintain a stock option plan through our 2013 Equity Incentive Award Plan (the “Plan”) and record expenses attributable to the Plan. We amortize share-based compensation from the date of grant on a weighted average basis over the requisite service (vesting) period for the entire award.

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

Income Taxes

We account for income taxes under the provisions of the accounting standards.  Under the accounting standards, deferred tax assets and liabilities are recognized for the expected future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such asset will not be realized through future operations. Our deferred tax assets and liabilities are primarily related to our Net Operating Losses and timing differences between book and tax accounting for depreciation and our net deferred tax assets were fully reserved as of December 31, 2014 and December 31, 2013.

The accounting guidance for uncertainty in income taxes provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  We recognize any uncertain income tax positions on income tax returns at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  As of December 31, 2014 and 2013 and there were no unrecognized tax benefits included in the consolidated balance sheet that would, if recognized, affect the effective tax rate.  Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  We had no accrual for interest or penalties on our consolidated balance sheets at December 31, 2014 and 2013 and have not recognized interest and/or penalties in the consolidated statement of operations for the year ended December 31, 2014 or 2013.

We are subject to taxation in the U.S. and various state and foreign jurisdictions.

We do not foresee material changes to our gross uncertain income tax position liability within the next twelve months.

Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive.  Options and warrants to purchase approximately 23.1 million and 9.5 million were outstanding at December 31, 2014 and 2013, respectively, but were excluded from the computation of diluted loss per share due to the anti-dilutive effect on net loss per share.

	Year ended December 31, 2014	Year ended December 31, 2013

Net loss	$(10,534,000)	$(7,130,000)
Weighted average number of common shares outstanding:
Basic and diluted	85,381,000	67,803,000
Net loss attributable to common stockholders per share:
Basic and diluted	$(0.12)	$(0.11)

Recently Issued Accounting Pronouncements

Effective January 1, 2014, we adopted FASB Accounting Standards Update (“ASU”) 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting (“ASU 2013-07”). The amendments in ASU 2013-07 clarify when an entity should apply the liquidation basis of accounting and provide principles for the recognition and measurement of associated assets and liabilities. In accordance with the amendments, the liquidation basis is used when liquidation is imminent.  Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces. The adoption of ASU 2013-07 did not have a material impact on our consolidated financial statements.

Effective January 1, 2014, we adopted FASB ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The amendments in ASU 2013-11 clarify that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed.  In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The adoption of ASU 2013-11 did not have a material impact on our consolidated financial statements.

In May, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 provides a framework for addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles. ASU 2014-09 is effective beginning with the calendar year ended December 31, 2017. The Company has not yet assessed the impact ASU 2014-09 will have upon adoption on its financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires that an entity's management evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Substantial doubt about an entity's ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Certain disclosures are necessary in the footnotes to the financial statements in the event that conditions or events raise substantial doubt about an entity's ability to continue as a going concern. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter and early application is permitted. The Company has not yet assessed the impact ASU 2014-15 will have upon adoption.

In November 2014, the FASB issued ASU 2014-16 – Derivatives and Hedging: Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity (“ASU 2014-16”). ASU 2014-16 clarifies how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. ASU 2014-16 is effected for the interim and annual periods beginning after December 15, 2015. The Company has not yet assessed the impact ASU 2014-16 will have upon adoption.

Results of Operations for the Fiscal Years Ended December 31, 2014 and 2013

	Year Ended December 31, 2014	Year Ended December 31, 2013

Revenues:
Revenues from unrelated parties	$868,000	$7,000
Revenues from related parties	—	9,000
Total revenues	868,000	16,000
Cost of Goods Sold
Cost of goods sold to unrelated parties	1,170,000	106,000
Cost of goods sold to related parties	—	6,000
Total costs of goods sold	1,170,000	112,000
Gross Profit (Loss)	(302,000)	(96,000)

Operating expenses:
Selling, general, and administrative	5,449,000	4,802,000
Research and development	3,156,000	2,257,000
Total operating expenses	8,605,000	7,059,000
Operating loss	(8,907,000)	(7,155,000)

Other income (expenses):
Other income, net	1,000	36,000
Loss on Debt Conversion	(2,414,000)	—
Gain on revaluation of derivative liabilities, net	1,574,000	—
Interest expense	(787,000)	(10,000)
Total other income (expense), net	(1,626,000)	(26,000)
Loss before provision for income taxes	(10,533,000)	(7,129,000)
Provision for income taxes	1,000	1,000
Net loss	$(10,534,000)	$(7,130,000)

Loss per share – basic and diluted	$(0.12)	$(0.11)
Weighted average common shares – basic and diluted	85,381,000	67,803,000

Revenue

Our revenue primarily consists of Power Oxidizer sales as well as engineering services. For the year ended December 31, 2014, we had revenue of $868,000, as compared to $16,000 for the same periods of the prior year. The 2014 revenue was primarily from the sale of a Power Oxidizer unit to EECT in the second quarter of 2014 and consulting services to an oil and gas company in the third quarter of 2014. For the prior year, the revenue consisted of $9,000 engineering services to a related party and $7,000 of other revenue.

Cost of Goods Sold

For the year ended December 31, 2014, cost of goods sold was $1,170,000 compared to $112,000 for the same period of the prior year. For the year ended December 31, 2014 cost of goods sold consisted of costs to build our commercial EC250 unit sold to EECT including materials, labor, overhead costs and warranty cost materials, shipping, commissioning, and warranty accrual and engineering labor and travel expenses related to the consulting services provided. In particular, during 2014 we accrued significant costs related to the EC250 unit sold to EECT for post-sale warranty expenses. While we are not contractually obligated to provide these services, our intention is to remove key components of this unit in order to verify that future production units are properly designed and engineered.

Cost of goods for the 2013 periods was primarily cost of labor for engineering services.

Gross Profit (Loss)

As sales are generated and potentially increase, management anticipates that costs of sales will continue to decrease as a percentage of sales as we will experience economics of scale. We also expect that our warranty expense will decrease significantly for future units sold.

Operating expenses:

Total operating expenses for the years ended December 31, 2014 and 2013 were $8.6 million and $7.1 million respectively. The $1.5 million increase in expenses or 21.1% from 2013 to 2014 is due to the net effect of an increase of non-cash expenses of $2.1 million and cash basis expense reductions of $0.6 million.

Cash basis expenses consist of employee salaries and benefits paid in cash, rents and overhead, research and development materials, consulting expenses, professional services, and insurance. From 2013 to 2014, total expenses paid in cash decreased by $0.6 million resulting from:

●	$0.2 million increase in employee salaries and benefits due to increased staff in 2014 and increased executive payroll compared to 2013.

●	$0.3 million increase for additional rent and overhead, resulting from higher rents in 2014. In July 2013, the Company assumed the lease from its predecessor company. Until July 2013, the Company paid a substantially lower sublease payment.

●	$0.1 million increase in insurance costs.

●	($0.7) million decrease in professional services due to cost savings and replacement of expensive consultant costs for legal and accounting with less expensive employees.

●	($0.4) million decrease in research and development related spending. In 2013, the Company spent funds to finalize the EC250 unit. In 2014, the Company began to spend to develop the Dresser Rand KG-2 unit but not until late in 2014 after the agreement with Dresser Rand was signed in November 2014.

●	($0.1) million reduction in fees, travel, and other miscellaneous expenses.

Non-cash basis expenses consist of employee stock option compensation expense, the fair value of warrants issued for services and for legal settlements, and depreciation. From 2013 to 2014, total non-cash expenses increased by $2.1 million resulting from:

●	$1.7 million increase in employee stock compensation. The increase was due to the combined effect of the $0.8 million charge resulting from the cancellation and reissuance of all employee stock options in April 2014 and $0.9 million of additional expense due to timing of the issuances of employee stock options in 2013. In 2013, most of the employee stock options were granted in July 2013 and only 6 months of vesting and expense was recorded. In 2014, a full year of vesting was recorded.

●	$0.4 million expense related to warrants issued for services and warrants issued to settle potential disputed legal claims.

Selling, general and administrative expenses

Selling, general and administrative (“SGA”) expenses include officer compensation, salaries and benefits, stock-based compensation expense, consulting fees, legal expenses, intellectual property costs, accounting and auditing fees, investor relations costs, insurance, public company reporting costs and listing fees, and corporate overhead related costs. SGA expenses increased $647,000 or 13.5% from $4,802,000 for the year ended December 31, 2013 to $5,449,000 for the year ended December 31, 2014. The increase was due to the net effect of an increase in non-cash expense increase of $1,381,000 and net decrease of expenses payable in cash of $482,000.

The decrease of expenses payable in cash was due to a reduction in professional services paid in cash of $583,000 offset by an increase in employee payroll and related headcount and related overhead costs of approximately $99,000. The Company incurred significant expenses in 2013 related to the reverse merger including accounting and legal expenses. These services were conducted by expensive outside consultants. During 2014, the company replaced these consultants with less expensive employees and the work load was substantially reduced since the reverse merger activity was isolated to 2013.

The non-cash expenses increase from 2013 to 2014 were primarily due to increased expenses for employee stock-based compensation which increased $1,094,000 or 118% from $930,000 in 2013 to $2,024,000 in 2014. The stock-based compensation expense increase was due to expenses incurred in 2014 related to the cancellation and reissuance of employee stock options as well as a longer period of stock compensation amortization of 2013 grants. In 2013, options were granted in July 2013 and therefore only had 6 months of vesting as compared to an entire year for 2014. The remaining increase was due to the fair value of warrants issued for services and settlements in 2014 of $289,000 with no comparable expense in 2013.

Research and development

Research and development costs include development expenses for the Power Oxidizer, including salaries and benefits, stock based compensation expense, consultant fees, cost of supplies and materials for samples and prototypes, depreciation, as well as outside services costs.

Research and development expenses increased $899,000 or 39.8% from $2,257,000 for the year ended December 31, 2013 to $3,156,000 for the year ended December 31, 2014. The increase was due to the net effect of a $689,000 increase in non-cash stock-based compensation expenses; a decrease of $195,000 in project materials costs, and an increase of $133,000 in headcount and overhead related costs paid in cash. The stock-based compensation expense increase was due to expenses incurred in 2014 related to the cancellation and reissuance of employee stock options as well as a longer period of stock compensation amortization of 2013 grants. In 2013, options were granted in July 2013 and therefore only had 6 months of vesting as compared to an entire year for 2014 The decrease in project materials costs was primarily due to a reduced spending in 2014 compared to 2013 time periods related to the Company’s development efforts on the EC250 unit. In November 2013, the Company finalized the EC250 unit and incurred additional materials costs, testing costs, and consulting costs associated with the EC250 unit which did not occur in 2014. The increase in payroll and overhead related costs was due to increased hiring late in 2014 as well as increased overhead costs in 2014.

Other Income (Expenses):

Other income and expenses for the year ended December 31, 2014 of ($1,626,000) consists primarily of combined interest expense and amortization of debt discount of ($787,000) and loss on debt conversion of ($2,414,000), offset by a gain on the fair value adjustment of our derivative liabilities of $1,574,000, all of which were associated with the convertible debt offering which was entered into in April 2014 and settled in August 2014. For the year ended December 31, 2013, other income (expense) was for interest expense on a related party note payable.

Net Loss

For the year ended December 31, 2014, our net loss was approximately 10.5 million, primarily from $0.3 million in negative gross profit, operating expenses of $8.6 million, of which $3.9 million was for employee stock compensation and the value of expensed non-employee warrants issued; and other expense of $1.6 million related to the convertible debt offering entered into in April 2014 and settled in August 2014.

The increases from the net loss of $7.1 million for the year ended December 31, 2013 to $10.5 million for the year ended December 31, 2014 was due an increase in other expenses of $1.6 million related to the April 2014 Secured Notes which did not exist in 2013 and for an increase in an operating loss of $1.8 million, as described above.

Liquidity

Cash Flows used in Operating Activities

Our cash used in operating activities was approximately $4.5 million and $4.9 million for the year ended December 31, 2014 and 2013 respectively. Cash used in operations resulting primarily from net losses of $10.5 million and $7.1 million respectively. For the year ending December 31, 2014, the significant reconciling items included $3.5 million of stock-based compensation expense, $2.5 million due to the accelerated amortization of debt discount on the August 2014 debt conversion, $0.7 million of debt amortization, $0.4 million in fair value warrants issued for services and settlements, $0.2 million in warranty expenses, $0.2 million in depreciation and $0.1 million in working capital, offset by a $1.7 million gain on the reduction in fair value of our derivative liabilities.

For the year ending December 31, 2013, the significant reconciling items included stock based compensation of $1.7 million, depreciation and amortization of $0.2 million, and a $1.1 million change in working capital.

Cash Flows from Investing Activities

Our cash used in investing activities was primarily purchases of property and equipment year ended December 31, 2014 and 2013 of $188,000 and $54,000 respectively.

Cash Flows from Financing Activities

Net cash provided by financing activities was $5.7 million for the year ended December 31, 2014 consisting of the $3.8 million equity raise in September 2014, net and the net effect of $3.8 million in proceeds from the convertible secured notes offset by a $1.9 million repayment. Net cash provided by financing activities was $6.0 million for the year ended December 31, 2013 related to the sale of our common stock which resulted in proceeds of $5.5 million and issuance of related party advances and notes totaling $1.0 million and repayment of $0.5 million of related party notes payable in cash with $0.5 million of related party notes payable converted into the Company’s common stock.

Capital Resources

Our principal capital requirements are to fund our working capital requirements, invest in research and development and capital equipment, and the continued costs of public company filing requirements. We have historically funded our operations through debt and equity financings. In July and August 2013, we completed private placements and received net proceeds of approximately $4.1 million, after deduction of offering expenses. In November 2013, we raised approximately $1.4 million after deductions of offering expenses as part of a private placement offering. In April 2014, we issued $4.6 million of the Secured Notes, from which we received net proceeds of $3.8 million, of which $2.3 million was deposited into a control account to be released to us at the lender representative’s option. In August 2014 we redeemed and converted all of the Secured Notes by issuing 13.5 million shares of common stock, the investors released $0.4 million of the $2.3 million in the control account, and we returned $1.9 million remaining in the control account to the investors. In September 2014, we sold approximately 26.7 million shares of common stock for net cash proceeds of $3.8 million, net of $0.2 million in cash fees.

For the year ended December 31, 2014, we incurred losses from operations, have an accumulated deficit of approximately $18.0 million and net loss of approximately $10.5 million, and used cash in operations of approximately $4.5 million, which raises substantial doubt about our ability to continue as a going concern.

We expect to continue to incur substantial additional operating losses from costs related to the continuation of product and technology development and administrative activities. Our cash on hand at December 31, 2014 and March 16, 2015 was approximately $2.2 million and $0.8 million (including restricted cash of $50,000 for each date), respectively. We project that our unrestricted cash balance of $0.8 million as of March 16, 2015, will continue to meet our working capital needs, general corporate purposes, and related obligations until the second quarter of 2015. However, we expect that we will require additional debt or equity financing to maintain operations and to fulfill our growth initiatives continuing into 2015.

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

We have not yet achieved profitable operations and have yet to establish an ongoing source of revenue to cover operating costs and meet our ongoing obligations. Our cash needs for the next twelve months may be highly variable and dependent on the timing and likelihood of contracts underlying business development projects including our 2MW Power Oxidizer product with Dresser Rand. Our current monthly cash expenditures of approximately $0.4 million per month could increase significantly and may be in excess of $9.5 million which would include the following:

●	employee, occupancy and related costs: $3.0 million;

●	professional fees and business development costs: $1.0 million;

●	research and development programs: $3.5 million;

●	legal compliance: $0.5 million; and

●	working capital: $1.5 million.

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

Contractual Obligations

As of the date of this report, we have certain fixed contractual obligations and commitments that include future estimated payments.  Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates.  We cannot provide certainty regarding the timing and amounts of payments.  We have presented below a summary of the most significant obligations in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

Estimated amounts due ($)	1 year	2-3 years	4-5 years	Total

Capital lease payables	$19,000	$26,000	$4,000	$49,000
Lease and other commitments	$327,000	$331,000	$2,000	$660,000
Total	$346,000	$357,000	$6,000	$709,000

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

A list of the warrants outstanding as of December 31, 2014 is as follows:

	Warrants Outstanding
	Number of Warrants	Weighted-Average Exercise Price per Share
Balance outstanding at January 1, 2014	631,087	$0.80
Warrants issued	9,152,929	0.52
Warrants exercised	—	—
Balance outstanding at December 31, 2014	9,784,016	$0.54

Related Party Transactions

There were no related party transactions for the year ended December 31, 2014.

Commencing with the spin-off, Ener-Core Power entered into a series of debt and equity transactions with our major stockholder group - the SAIL Entities, a group of affiliated entities (each a “SAIL Entity”) described in Item 12 under “Security Ownership of Certain Beneficial Owners and Management” below.  As a result of such transactions, the SAIL Entities were issued a sufficient quantity of Ener-Core Power’s capital stock which, when converted into shares of our common stock in connection with the Merger-related private placement, constitutes a controlling interest in us - some of the issuances were for cash consideration and others were for the conversion of debt directly owed by Ener-Core Power to one or more of the SAIL Entities or were incurred by one or more of the SAIL Entities on its behalf.  A description of those transactions is set forth in Note 14 (Related Party Transactions) to our audited financial statements elsewhere in this report.  Further, two of our six directors are affiliated with the SAIL Entities, which are managed by SAIL Capital Partners, LLC. Michael J. Hammons has an equity interest in a limited partner of SAIL Capital Partners, LLC, and Christopher J. Brown is an employee of SAIL Capital Partners, LLC.

 Following the November, 2012 spin-off, in January 2013, Ener-Core Power borrowed $250,000 from RNS Flex, LLC, one of its then-significant stockholder and the controlling stockholder of its former parent FlexEnergy, under a secured convertible note payable that was due at the earliest of February 28, 2013 or upon completion of a $1,000,000 financing event.  The note accrued interest at the rate of 12% and was convertible at the lender’s option into common stock at 85% of the price of a future financing or $3.6056 per share. Such note and accrued interest was repaid in March 2013 using funds that Ener-Core Power obtained from a new $260,200 note that it wrote in favor of the SAIL Entities (the “March Note”).

Per the terms of the March Note, in March 2013 we borrowed $260,200 from a SAIL Entity, under a note payable that was due March 28, 2014, or earlier, upon completion of the Merger.  The March Note accrued interest at the rate of 12% and was convertible at the lender’s option into common stock at $0.75 per share.  The note was subsequently converted in April 2013.

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

In April 2013, an aggregate of approximately $671,618 that was owed by Ener-Core Power to SAIL Entities was converted into an aggregate of approximately 895,491 shares of its common stock.  Such economic obligations consisted of (i) $260,200 payable pursuant to the March Note, (ii) $180,000 that had been advanced to Ener-Core Power in March 2013, (iii) $219,710 that had been advanced on Ener-Core Power’s behalf under a letter of credit entered into in connection with the spin-off transaction under the Contribution Agreement; and (iv) $11,708 for certain reimbursable legal expenses incurred in February, March, and April 2013.

In June 2013, Ener-Core Power sold and issued to the SAIL Entities 304,509 shares of its common stock at $0.75 per share for an aggregate purchase price of $228,382.

In June 2013, we borrowed $100,000 each from three significant Company stockholders, Peter Geddes, Morrie Tobin and Jonathan Spanier, under notes payable that were due on the earlier of the completion of the Merger or December 31, 2013.  The notes accrued interest at the rate of 8% and are convertible at the lenders’ option into shares of our common stock at $0.75 per share.  On July 1, 2013, the note payable owed to Mr. Geddes was converted into shares of our common stock in the Merger-related private placement and the remaining notes payable for $200,025 (inclusive of $25 in accrued interest), was repaid at the closing of the Merger.

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

Our audited financial statements for the years ended December 31, 2014 and 2013, together with the report of the independent registered public accounting firms thereon and the notes thereto, are presented beginning at page F-1.

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

On December 4, 2014, we dismissed Kelly as our independent registered accounting firm effective on such date.  The reports of Kelly on our financial statements for fiscal year 2013 did not contain an adverse opinion or a disclaimer of opinion, were not qualified or modified as to uncertainty, audit scope, or accounting principles, with the exception of a qualification with respect to uncertainty as to our ability to continue as a going concern.  We engaged SingerLewak, LLP (“SingerLewak”) as our new independent registered accounting firm effective as of December 4, 2014.  The decision to change accountants was recommended and approved by our Board in connection with the need to provide additional services in advance of expected company growth initiatives.

During 2013 and the subsequent interim reporting periods through September 30, 2014, and through the date of dismissal, there were no disagreements with Kelly on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of Kelly, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report, nor were there any reportable events as defined in Item 304(a)(1)(iv) of Regulation S-K.

During 2013 and the subsequent interim reporting periods through September 30, 2014, and through the date of dismissal of Kelly, neither we nor anyone on our behalf engaged SingerLewak regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a “disagreement” or a “reportable event,” both as such terms are defined in Item 304 of Regulation S-K.

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

As of December 31, 2014, the end of the fiscal year covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were ineffective at the reasonable assurance level.   Such conclusion is due to the presence of material weaknesses in internal control over financial reporting as described below.   Management anticipates that our disclosure controls and procedures will remain ineffective until such material weaknesses are remediated.

Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).   Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2014 due to the following material weaknesses:

1.	We do not have written documentation of our internal control policies and procedures. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted, represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted, represented a material weakness.

3.	For the year ending December 31, 2014 we did not have accounting and finance staff with sufficient technical accounting training and experience capable to manage and process the Company’s derivative equity accounting including stock options and warrants. In addition, the Company had 100% turnover during the year of accounting and finance management and staff. This turnover resulted in periods of time where there was insufficient review of internal and external reports and proof of key internal controls. Management evaluated the impact of our failure to have adequate technical accounting experience, coupled with the turnover, on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted, represented a material weakness.

4.	For the year ending December 31, 2014 we did not have a majority of our Directors considered to be independent Directors. Until December 1, 2014, we had a majority of our Board of Directors considered to the not independent. Between December 1, 2014 and December 31, 2014 our Board was split evenly between independent Directors and non-independent Directors. Management evaluated the impact of our failure to have a fully independent Board of Directors, on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted, represented a material weakness.

5.	For the year ending December 31, 2014, our audit committee consisted of the Chairman of the committee only. Management evaluated the impact of our failure to have an adequate audit committee and an internal audit function on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted, represented a material weakness.

6.

For the year ending December 31, 2014, management concluded that the Company’s management information systems and information technology internal control design was deficient because the potential for unauthorized access to certain information systems and software applications existed during 2014 in several departments, including corporate accounting. Additionally, certain key controls for maintaining the overall integrity of systems and data processing were not properly designed and operating effectively. These deficiencies increased the likelihood of potential material errors in our financial reporting. Management evaluated the impact of our failure to have adequate information technology controls, on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted, represented a material weakness.

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

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

Remediation of Material Weaknesses

To address the material weaknesses described above, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

We are attempting to remediate the material weaknesses in our disclosure controls and procedures and internal controls over financial reporting identified above by refining our internal procedures (see below).  We have initiated the following corrective actions, which management believes are reasonably likely to materially affect our financial reporting as they are designed to remediate the material weaknesses as described above:

●	We enhanced our internal finance and accounting organizational structure, which includes hiring additional resources. In August 2014 we hired a new Chief Financial Officer and in December 2014 we hired a Corporate Controller.

●	We are in the process of further enhancing the supervisory procedures to include additional levels of analysis and quality control reviews within the accounting and financial reporting functions.

●	We are in the process of strengthening our internal policies and enhancing our processes for ensuring consistent treatment and recording of reserve estimates and that validation of our conclusions regarding significant accounting policies and their application to our business transactions are carried out by personnel with an appropriate level of accounting knowledge, experience and training.

●	We have added additional independent Directors in 2014 and expect to add additional independent Directors in 2015 so as to have a majority of independent Directors. We expect to appoint one or more of these newly appointed Directors to the Audit, Compensation, and Compliance Committees.

●	We have engaged and will continue to engage additional Information Technology consultants to improve and update our information technology systems and enhance our internal controls over information technology.

We do not expect to have fully remediated these material weaknesses until management has tested those internal controls and found them to have been remediated.  We expect to continue to improve our internal controls and to test the improvements during our annual testing for fiscal 2015.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

 The following table sets forth the names, ages, and principal positions of our executive officers and directors as of the date of this prospectus:

Name	Age	Positions Held
Alain J. Castro	45	Chief Executive Officer and Director
Boris A. Maslov, Ph.D.	54	President, Chief Operating Officer, and Chief Technology Officer
Domonic J. Carney	48	Chief Financial Officer, Secretary, Treasurer
Michael J. Hammons	45	Chairman of the Board of Directors
Christopher J. Brown, Ph.D.	38	Director
Jeffrey A. Horn	60	Director
Bennet P. Tchaikovsky	45	Director, Chairman of the Audit Committee
Ian Copeland	52	Director

Michael T. Levin, who served as our Secretary and Vice President of Legal and Regulatory Affairs since the Merger, resigned from all such positions as well as from his positions with Ener-Core Power, effective March 31, 2014.

Stephen L. Johnson, who served on our Board since the Merger, resigned from the Board and its compensation committee, effective May 26, 2014.

Kelly Anderson, who served as our Treasurer and Chief Financial Officer, resigned from her position effective July 3, 2014.

Biographical Information

Alain J. Castro became our Chief Executive Officer and a Director as of the closing of the Merger. He has also been the Chief Executive Officer and a Director of Ener-Core Power since May 14, 2013.  He founded International Energy Ventures Limited, a United Kingdom-based investor into clean tech companies and renewable energy projects, in May of 2003 and remains active with it.  Between February of 2008 and June of 2011, Mr. Castro served in various capacities (including president and a director) of the North and South America divisions of Akuo Energy, an international developer and operator of renewable energy projects.  Prior to his career in the renewable energy sector, he was a partner at Ernst & Young Consulting (in the Mercosur region of Latin America), an international advisory services firm.  Mr. Castro participated in the Sloan Executive Masters Program at the London Business School and received his B.S. in Industrial and Mechanical Engineering from the University of Texas.  We concluded that Mr. Castro’s experience with clean tech companies and renewable energy projects, as well as his previous executive-level experience, coupled with his position as our Chief Executive Officer, made his appointment as one of our Directors appropriate.

Boris A. Maslov, Ph.D., became our President, Chief Operating Officer, and Chief Technology Officer as of the closing of the Merger.  Commencing with the inception of Ener-Core Power until the closing of the Merger, he served as its President, Chief Operating Officer, and Chief Technology Officer, and served as its interim Chief Executive Officer from inception until May 14, 2013.  Previously, between January of 2011 and November of 2012 (the inception of Ener-Core Power), Dr. Maslov was Vice President of FlexEnergy.  Prior to that, between October of 2007 and January of 2011, he was Chief Executive Officer of Energy One Management LLC, a renewable energy project development company located in McLean, Virginia.  He received his Ph.D. in Electrical Engineering and his B.S. and M.S. in Electrical Engineering and Computer Science, all from the Moscow Institute of Physics and Technology.

Domonic J. Carney was appointed as the Company’s Chief Financial Officer, effective on August 25, 2014. Until his appointment, Mr. Carney was an independent consultant providing finance, accounting and business strategy services. From March 30, 2012 to October 2012, Mr. Carney served as the Chief Financial Officer for T3 Motion, Inc. (TTTM.PK), an electric vehicle technology company. From March 2005 to February 2012, Mr. Carney served as the Chief Financial Officer for Composite Technology Corporation (CPTC.OB), a manufacturer of high efficiency carbon composite electric transmission conductors and renewable energy wind turbines. Mr. Carney has a Masters in Accounting from Northeastern University and a Bachelor’s Degree in Economics from Dartmouth College.

Michael J. Hammons became Chairman of the Board as of the closing of the Merger.  Commencing with the inception of Ener-Core Power until the closing of the Merger, he served as its Chairman of the Board. From June 2009 to February 2014, Mr. Hammons was a partner at SAIL Venture Partners II, LLC, an investor in energy and water technology companies, which was the management company and general partner of SAIL Venture Partners II, LP.  From September of 2008 through March of 2009, he was the Chief Executive Officer of Vigilistics, Inc., a Mission Viejo, California-based software company and, from August of 2007 to May of 2008, the Chief Executive Officer of Nexiant, Inc., an Irvine, California-based a provider of proprietary technology solutions for the maintenance, repair, and operations inventory space.  Mr. Hammons received his B.S. in Industrial Engineering from California Polytechnic State University, San Luis Obispo, and his M.B.A. from Harvard Business School.  We concluded that Mr. Hammons’ experience as a partner SAIL Venture Partners II, LLC, with their investment portfolio, his management expertise in respect of companies similarly situated, and his familiarity with us, both prior and subsequent to the spin-off, coupled with his service as the Chairman of Ener-Core Power’s board prior to the closing of the Merger, made his appointment as one of our Directors appropriate.

Christopher J. Brown, Ph.D., became one of our directors as of the closing of the Merger.  Commencing with the inception of Ener-Core Power until the closing of the Merger, he served as one of its directors.  Since December of 2010, Dr. Brown has been a principal of SAIL Capital Partners, LLC.  From May through August of 2009, he was a business development consultant for Stion Corporation, a San Jose, California-based high-efficiency, low-cost thin film solar panel manufacturer and, from October 2005 through October 2008, the Chief Executive Officer of Chromafix, a Raleigh, North Carolina-based cleantech textile dye manufacturing company.  Dr. Brown received his M.B.A. from Harvard Business School in 2010, his Ph.D. in physics from North Carolina State University in 2008, and his B.S. in physics from the College of Charleston in 1999.  We concluded that Dr. Brown’s experience as a principal in SAIL Capital Partners, LLC, with their investment portfolio, and his familiarity with us, both prior and subsequent to the spin-off, coupled with his service on Ener-Core Power’s board prior to the closing of the Merger, made his appointment as one of our Directors appropriate.

Jeffrey A. Horn became one of our directors on May 28, 2014.  Mr. Horn’s career spanned over 34 years at Caterpillar Inc., including most recently as Managing Director of Caterpillar Power Generation Systems in Houston beginning in January 2009, before retiring in January 2012.  Caterpillar Inc. is not related to or affiliated with the registrant.  Mr. Horn received his B.S. degree in Economics from the University of Wisconsin, Madison, in 1977.  The Board concluded that Mr. Horn’s background in the power equipment sector, coupled with his work experience in the mining industry which is a target market for the registrant’s products, made his appointment to the Board appropriate.

Bennet P. Tchaikovsky became one of our directors and chairman of our audit committee on November 25, 2013.  Since August 2014, Mr. Tchaikovsky is a full time Assistant Professor at Irvine Valley College where he teaches courses in financial and managerial accounting. From April 2010 through August 2013, Mr. Tchaikovsky served as the Chief Financial Officer of VLOV Inc., a China-based clothing designer and distributor that was also a U.S. publicly traded company.  From September 2009 to July 2011, Mr. Tchaikovsky served as Chief Financial Officer of China Jo-Jo Drugstores, Inc., a U.S. public company operating a chain of pharmacies in China, where he also served as a director from August 2011 through January 2013.   From May 2008 to April 2010, Mr. Tchaikovsky served as the Chief Financial Officer of Skystar Bio-Pharmaceutical Company, a U.S. public company that manufactures and distributes veterinary medicines and related products in China, which he performed on a part-time basis and assisted primarily with preparing its financial statements and other financial reporting obligations.  From March 2008 through November 2009, Mr. Tchaikovsky was a director of Ever-Glory International Group, a U.S. public company and apparel manufacturer based in China, and served on the audit committee as chairman and on the compensation committee as a member.  From December 2008 through November 2009, Mr. Tchaikovsky was a director of Sino Clean Energy, Inc., which was a U.S. public company that manufactured coal fuel substitute in China, and served on the audit committee as chairman and on both the compensation and nominating committees as a member.  None of the foregoing companies is related to or affiliated with us.  Mr. Tchaikovsky is a licensed Certified Public Accountant and an active member of the California State Bar.  He received a B.A. in Business Economics from the University of California at Santa Barbara, and a J.D. from Southwestern University School of Law.  We concluded that Mr. Tchaikovsky’s experience with U.S. public companies, as well as his legal and accounting backgrounds, made his appointment as one of our Directors appropriate.

Ian C. Copeland became one of our directors on December 1, 2014. Mr. Copeland brings over 25 years of global experience in developing, financing and managing world-class projects and companies in the power, rail, water and mining markets. Before retiring at the end of 2012, Mr. Copeland was a Senior Vice President of Bechtel Corporation. During his 15-year tenure with Bechtel Corporation he served in various capacities including President of the Fossil Power, Communications and Renewable Power businesses and Managing Director of Bechtel Enterprises. Previously Mr. Copeland held senior management positions with Wärtsilä Corporation and Hannon Armstrong & Company. Mr. Copeland began his career with the utility consulting practice of Booz Allen Hamilton after graduating from Rutgers University with degrees in physics and mechanical engineering. We concluded that Mr. Copeland’s background in international business including experience developing, financing, and managing projects in the power and infrastructure markets made his appointment to the Board appropriate.

Our Board and Its Committees

Our Board is currently composed of six members, three of which, as discussed further under “Certain Relationships and Related Transactions; Director Independence” below, have been determined to be “independent” directors.  All members of our Board serve in this capacity until their terms expire or until their successors are duly elected and qualified.  Our Board is led by Michael Hammons, who has served as our Chairman since 2009, and Alain Castro who has served as our Chief Executive Officer since May 2013.  The two positions are not served by the same individual to avoid concentrating leadership in one person.

Our Board directs the management of the business and affairs of our Company as provided in our articles of incorporation and our by-laws, and the Nevada Revised Statutes.  Board members keep informed about our business through discussions with senior management, by reviewing analyses and reports sent to them, and by participating in board and committee meetings.

Our Board leadership structure is used by other smaller public companies in the Unites States, and we believe that this leadership structure is effective and is the correct form of leadership for us.  We have oversight of our operations by experienced directors, two of whom are also committee chairs. We believe that our directors provide effective oversight of the risk management function, especially through the work of our audit committee and dialogue between the full Board and our management.

The Company does not currently consider diversity in identifying nominees for director. Due to the small size of the Company, the priority has been in attracting qualified directors, and issues such as diversity have not yet been considered.

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

The responsibilities of our audit committee include:

●	meeting with our management periodically to consider the adequacy of our internal control over financial reporting and the objectivity of our financial reporting;

●	appointing our independent registered public accounting firm, determining its compensation and pre-approving its engagement for audit and non-audit services;

●	overseeing our independent registered public accounting firm, including reviewing independence and quality control procedures and experience and qualifications of audit personnel that are providing us audit services;

●	meeting with our independent registered public accounting firm and reviewing the scope and significant findings of the audits performed by them, and meeting with management and internal financial personnel regarding these matters; and

●	reviewing our financing plans, the adequacy and sufficiency of our financial and accounting controls, practices and procedures, the activities and recommendations of the auditors and our reporting policies and practices, and reporting to our Board.

Compensation Committee

The compensation committee will oversee and, as appropriate, make recommendations to the Board regarding the annual salaries and other compensation of our executive officers and our employees, and other policies, and provide assistance and recommendations with respect to our compensation policies and practices. The compensation committee currently does not have any members.

Nominating Committee

The nominating committee will assist in the selection of director nominees, approves director nominations to be presented for stockholder approval at our annual general meeting and assist in filling any vacancies on our Board, and consider any nomination of director candidates validly made by stockholders. The nominating committee currently does not have any members.

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

Corporate Governance

We promote accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that we file with the SEC and in other public communications we make, and strive to be compliant with applicable governmental laws, rules and regulations.  On September 24, 2013, our Board formally adopted a written code of ethics that governs our employees, officers and directors.

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

Executive Compensation

The following executive compensation disclosure reflects all compensation for the periods ended December 31, 2014, 2013 and 2012, received by our principal executive officer, principal financial officer, and most highly compensated executive officers.  We refer to these individuals in this report as “named executive officers.”

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non- Equity Incentive Plan Comp ($)	Non- qualified Deferred Comp Earnings ($)	All Other Comp ($)	Total ($)
Alain J. Castro	2014	181,667	—	—	728,602	—	—	—	910,269
Chief Executive Officer (3)	2013	136,410	—	—	469,161	—	—	—	605,571
	2012	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Boris A. Maslov	2014	220,313	2,000	39,150	351,186	—	—	—	612,649
President, COO, and CTO (4)	2013	225,000	67,875	68,817	168,436	—	—	—	530,128
	2012	225,000	—	—	146,493	—	—	—	371,493

Domonic J. Carney	2014	63,750	—	—	24,339	—	—	—	88,089
Secretary/Treasurer	2013	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Chief Financial Officer (5)	2012	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Kelly Anderson	2014	85,873	—	—	355,322	—	—	—	441,195
Treasurer/Chief Financial	2013	21,875	—	—	32,240	—	—	—	54,115
Officer (6)	2012	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Michael T. Levin	2014	41,093	—	1,135	25,954	—	—	—	68,182
VP Government Affairs (7)	2013	162,400	13,470	8,044	63,163	—	—	—	247,077
	2012	162,400	—	—	16,981	—	—	—	179,381

James M. Thorburn, former	2013	—	—	—	—	—	—	154,388	154,388
interim Treasurer/Chief Financial Officer (8)	2012	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

(1)	The amounts shown in this column represent the dollar amount recognized for financial statement reporting purposes for the years ended December 31 2014, 2013 and 2012 with respect to the shares issued pursuant to the stock option agreement that are subject to company buy-back rights.

(2)	The amounts shown in this column represent the dollar amount recognized for financial statement reporting purposes for the years ended December 31, 2014, 2013 and 2012 with respect to stock options granted, as determined pursuant to the accounting standards. See Note 12 of the notes to our audited consolidated financial statements for a discussion of valuation assumptions made in determining the grant date fair value and compensation expense of our stock options.

(3)	Mr. Castro became the Chief Executive Officer of the operating company under the terms of his employment agreement on April 25, 2013. His base compensation was $200,000 per annum for 2013 and for most of 2014, except as noted below. In 2013, Mr. Castro received 1,250,000 options granted at $1.00 per option and 900,000 options at $1.30 per option. On April 28, 2014 Mr. Castro’s previously issued options were cancelled and 2,150,000 options were issued to Mr. Castro at an exercise price of $0.35 per option with 15% of the options vesting upon grant and the remainder vesting in equal monthly amounts over the next 36 months. Between May 1, 2014 and July 31, 2014, Mr. Castro reduced his base pay to a $120,000 annual rate under the Company’s furlough plan and was issued 323,000 additional fully vested options at an exercise price of $0.48 per option in lieu of $20,000 of base compensation. Mr. Castro’s base pay reverted to a $200,000 annual rate on August 1, 2014. In November 2014, Mr. Castro received 235,000 options at an exercise price of $0.16 per option with 25% of the options vesting in November 2015 and thereafter vesting ratably on a monthly basis over three years.

(4)	Dr. Maslov served in a variety of officer roles with Ener-Core Power subsequent to the spin-out and with FlexEnergy prior to the spin-out. His 2012 compensation represents Dr. Maslov’s compensation from FlexEnergy or Ener-Core Power, as relevant. Dr. Maslov’s base pay rate in 2013 and for most of 2014 was at a $225,000 annual rate, except as noted below. Effective December 31, 2012, Dr. Maslov was granted options under our Predecessor’s 2012 Equity Incentive Plan for the purchase of up to 1,200,000 shares of Ener-Core Power’s Series D Preferred Stock and 187,500 shares of the operating company’s common stock, all of which he exercised in January 2013. The term was five years; the exercise price was $0.001; one-third of the options vest six months from the date of grant and the remainder vest ratably over the succeeding 30 months. The options could be exercised prior to vesting, but were subject to certain repurchase rights in favor of us. Dr. Maslov exercised these options and in 2013 the shares of Series D Preferred Stock were converted into 1,500,000 shares of common stock of the Predecessor immediately prior to the Merger. In 2013, Dr. Maslov received 800,000 options granted at $1.30 per option. On April 28, 2014 Dr. Maslov’s previously issued options were cancelled and 800,000 options were issued to Dr. Maslov at an exercise price of $0.35 per option with 15% of the options vesting upon grant and the remainder vesting in equal monthly amounts over the next 36 months. During 2014, Dr. Maslov received 75,700 additional fully vested options at an exercise price of $0.48 per option in lieu of a reduction in base pay of $4,688 under the Company’s furlough plan. In November 2014, Dr. Maslov received 235,000 options at an exercise price of $0.16 per option with 25% of the options vesting in November 2015 and thereafter vesting ratably on a monthly basis over three years.

(5)	Mr. Carney became our Secretary, Treasurer and Chief Financial Officer effective August 19, 2014. His base compensation is $180,000 per annum per the terms of his employment agreement. On August 19, 2014, Mr. Carney was granted 1,500,000 options with an exercise price of $0.15 per option vesting 12.5% on February 19, 2014, 12.5% on August 19, 2015 and thereafter vesting ratably on a monthly basis over three years. In November 2014, Mr. Carney received 235,000 options at an exercise price of $0.16 per option with 25% of the options vesting in November 2015 and thereafter vesting ratably on a monthly basis over three years.

(6)	Ms. Anderson became our Treasurer and Chief Financial Officer effective November 15, 2013, to replace Mr. Thorburn. Her compensation is $175,000 per annum per the terms of her employment agreement. Ms. Anderson resigned as Treasurer and Chief Financial Officer effective July 3, 2014. In 2013, Ms. Anderson received 1,000,000 options granted at $1.53 per option. On April 28, 2014 Ms. Anderson’s previously issued options were cancelled and 1,500,000 options were issued to Ms. Anderson at an exercise price of $0.35 per option with 15% of the options vesting upon grant and the remainder vesting in equal monthly amounts over the next 36 months. On May 1, 2014, Ms. Anderson received 47,100 additional fully vested options at an exercise price of $0.48 per option in lieu of a reduction in base pay under the Company’s furlough plan between May 1, 2014 and July 31, 2014. All of Ms. Anderson’s options expired unexercised during 2014.

(7)	Mr. Levin has resigned effective March 31, 2014. Prior to his resignation, Mr. Levin served as VP Legal and Secretary with FlexEnergy prior to the spin-out. His 2012 compensation represents Mr. Levin’s compensation from FlexEnergy or Ener-Core Power, as relevant. Effective December 31, 2012, Mr. Levin was granted options under our Predecessor’s 2012 Equity Incentive Plan for the purchase of up to 50,000 shares of the operating company’s Series D Preferred Stock and 135,333 shares of the operating company’s common stock, all of which he exercised in January 2013. The term was five years; the exercise price was $0.001; one-third of the options vest six months from the date of grant and the remainder vest ratably over the succeeding 30 months. The options was exercised in full prior to vesting, but was subject to certain repurchase rights in favor of us. The shares of Series D Preferred Stock were converted into 62,500 shares of common stock of the Predecessor immediately prior to the Merger. The Company repurchased 92,324 shares of common stock after Mr. Levin’s resignation.

(8)	Mr. Thorburn was not affiliated with us or with Ener-Core Power (the “operating company”) during 2012. He became interim Treasurer/Chief Financial Officer of Ener-Core Power under the terms of his Consulting Agreement on May 8, 2013. Mr. Thorburn’s Consulting Agreement expired on November 11, 2013.

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

Our Agreements with Mr. Castro and Dr. Maslov:

We employ Mr. Castro pursuant to his Executive Employment Agreement, dated April 25, 2013, with Ener-Core Power, which agreement we assumed as of the closing of the Merger.  Under the agreement, the term of his employment is one year, renewing automatically for successive one-year terms as of April 25 of each year unless either party gives the other party notice of non-renewal not less than 30 day prior to the end of the relevant term.  We will pay Mr. Castro a base salary of $200,000 per year that may be increased but not decreased by our Board in its sole discretion.  Mr. Castro is eligible (i) for an annual bonus and/or other annual incentive compensation in accordance with any applicable executive bonus plan as our Board may adopt in its sole discretion and (ii) to participate in our equity incentive plan or incentive option plan, as applicable, with grants and vesting schedules as determined by the Board from time to time. In connection to Mr. Castro’s participation in our voluntary wage reduction plan from May 1, 2014 to July 31, 2014, on May 23, 2014, we entered into an Amendment to Executive Employment Agreement with Mr. Castro, in which we issued Mr. Castro an option to purchase of to 15 shares of our common stock under the Plan in exchange for $1.00 that he voluntarily forwent under the wage reduction plan. As a result, we entered into a stock option agreement with Mr. Castro on May 13, 2014, granting Mr. Castro an option to purchase 323,000 shares of our common stock at $0.48 per share, which vested immediately on the date of grant.

We employ Dr. Maslov pursuant to his Amended and Restated Executive Employment Agreement, dated December 31, 2012, with Ener-Core Power, which agreement we assumed as of the closing of the Merger.  Under the agreement, the term of his employment is one year, renewing automatically for successive one-year terms as of December 31 of each year unless either party gives the other party notice of non-renewal not less than 30 day prior to the end of the relevant term.  We will pay Dr. Maslov a base salary of $225,000 per year that may be increased but not decreased by our Board in its sole discretion.  Dr. Maslov is eligible (i) for an annual bonus and/or other annual incentive compensation in accordance with any applicable executive bonus plan as our Board may adopt in its sole discretion and (ii) to participate in our equity incentive plan or incentive option plan, as applicable, with grants and vesting schedules as determined by the Board from time to time. In connection to Dr. Maslov’s participation in our voluntary wage reduction plan from May 9, 2014 to June 15, 2014, on May 23, 2014, we entered into an Amendment to Executive Employment Agreement with Dr. Maslov, in which we issued Dr. Maslov an option to purchase of to 15 shares of our common stock under the Plan in exchange for $1.00 that he voluntarily forwent under the wage reduction plan. As a result, we entered into a stock option agreement with Dr. Maslov on May 13, 2014, granting Dr. Maslov an option to purchase 75,700 shares of our common stock at $0.48 per share, which vested immediately on the date of grant.

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

On April 28, 2014, the Board approved the re-pricing and vesting schedules of outstanding stock options to purchase an aggregate of 8,630,000 shares of common stock of the Company previously granted to officers, directors, employees and consultants of the Company pursuant to the Plan. As a result of this cancellation and reissuance of the options, the Company entered into a stock option cancellation agreement (“Stock Option Cancellation Agreement”) and concurrently entered into new stock option agreements (“Reissued Stock Option Agreement”) with each of the officers, directors, employees and consultants who held shares as of that date, which included Mr. Castro and Dr. Maslov. The number of stock options covered by each award remained unchanged as a result of the re-pricing and vesting schedule change.

On November 28, 2014, the Board approved a compensation plan which provides equity grants to the executive officers and Chairman of the Board of the registrant. In connection with such plan, the registrant entered into a stock option agreement with Mr. Castro and Dr. Maslov dated November 28, 2014, granting Mr. Castro and Dr. Maslov an option to purchase up to 235,000 shares of common stock each at the per share fair market value on the date that the Board approved the grant. The agreement provides for the option to vest as follows: (i) 1/4 of the total number of shares on the one year anniversary of the grant date, and (ii) 1/36 of the total number of shares each month thereafter.

Our Agreements with Mr. Carney:

Our offer letter to Mr. Carney dated August 19, 2014 provided for an annual base salary of $180,000 and an option under Plan to purchase 1,500,000 shares of our common stock at an exercise price equal to the per share closing price on August 19, 2014, being the fair market value on such date.

In addition to the offer letter, we entered into an executive employment agreement with Mr. Carney dated as of August 19, 2014, which, in addition to his annual compensation as described in the offer letter, provides for his eligibility to annual bonus and other annual incentive compensation that the Board may adopt, as well as benefits that we make available to other employees.  We will also reimburse Mr. Carney for reasonable expenses that he incurs in performing his duties.

We may terminate Mr. Carney’s employment for cause upon written notice if at any time he: (a) engages in willful dishonesty or fraud with respect to our business affairs; (b) willfully falsifies any employment or our records; (c) misappropriates or intentionally damaged our business or property, including confidential or proprietary information; (d) is convicted of a felony or crime that involves moral turpitude (including any plea of guilty or nolo contendere); (e) willfully and continuously fails to comply with our reasonable written directives after written notice thereof and a reasonable opportunity to cure (as described below); or (f) misappropriates any corporate opportunity, or otherwise obtaining personal profit from any transaction which is adverse to our interests or to the benefits of which we are entitled.  Upon termination for cause, Mr. Carney shall be entitled to his accrued but unpaid base salary, bonuses, benefits and expense reimbursement through his termination date (collectively the “accrued obligations”).

If at any time we terminate or do not renew his employment without cause, Mr. Carney shall, in addition to the accrued obligations, be entitled to monthly cash severance payment at his base salary rate (less standard withholdings and deductions) for up to six months or until he obtains new employment or competes against our business, whichever occurs sooner; provided, however, that if the termination occurs during the six months before or after our change in control, then all of Mr. Carney’s unvested options shall also immediately vest.

Mr. Carney may terminate his employment at any time by written notice to the Board; provided that: (a) his resignation will become effective on the earlier of 90 days after his notice or a date that we specify; and (b) he will be available for 30 days following his effective resignation date to facilitate and cooperate with transition.

The executive employment agreement also contains restrictive covenants prohibiting: (a) competition with us during his employment and for a period of up to 12 months after termination (including contact with or solicitation of our customers, employees or suppliers), (b) disparagement of us or our affiliates, and (c) the use or disclosure of confidential business information during or at any time after termination of his employment.

In connection with the option granted under the executive employment agreement, we entered into a stock option agreement with Mr. Carney dated as of August 19, 2014.  The agreement provides for the option to vest as follows: (i) 1/8 of the total number of shares after six months from the grant date, and (ii) 1/48 of the total number of shares each month thereafter.

On November 28, 2014, the Board approved a compensation plan which provides equity grants to the executive officers and Chairman of the Board of the registrant. In connection with such plan, the registrant entered into a stock option agreement with Mr. Carney dated November 28, 2014, granting Mr. Carney an option to purchase up to 235,000 shares of common stock at the per share fair market value on the date that the Board approved the grant. The agreement provides for the option to vest as follows: (i) 1/4 of the total number of shares on the one year anniversary of the grant date, and (ii) 1/36 of the total number of shares each month thereafter.

Our Agreements with Ms. Anderson:

Our offer letter to Ms. Anderson dated November 1, 2013 provided for an annual base salary of $175,000 and an option under Plan to purchase 1,000,000 shares of our common stock at an exercise price equal to the per share closing price on November 15, 2013, being the fair market value on such date.  She will also be eligible for a one-time bonus of $50,000 if we successfully raise at least $10 million in a public offering of our common stock.

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

Ms. Anderson may terminate her employment at any time by written notice to the Board; provided that: (a) her resignation will become effective on the earlier of 90 days after her notice or a date that we specify; and (b) she will be available for 30 days following her effective resignation date to facilitate and cooperate with transition. Ms. Anderson tendered her resignation on June 30, 2014 which was immediate accepted by the Company. Ms. Anderson continued to provide her services to the Company as a paid consultant until August 31, 2014.

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

In connection with the option granted under the executive employment agreement, we entered into a stock option agreement with Ms. Anderson dated as of November 15, 2013.  The agreement provides for the option to vest as follows: (i) 1/4 of the total number of shares after twelve months from the grant date, and (ii) 1/48 of the total number of shares each month thereafter. On April 28, 2014, her options were cancelled and reissued pursuant to the terms of the Stock Cancellation Agreement and Reissued Stock Option Agreement.

We also entered into a stock option agreement with Ms. Anderson in connection to Ms. Anderson’s participation in our voluntary wage reduction plan from May 16, 2014 to June 15, 2014, pursuant to the Amendment to Executive Employment Agreement with Ms. Anderson dated May 23, 2014. The stock option agreement granted Ms. Anderson an option to purchase 47,100 shares of our common stock at $0.48 per share, which vested immediately on the date of grant.

Upon her resignation, all unvested options issued to Ms. Anderson were immediately cancelled. All vested options remained exercisable until November 30, 2014. On December 1, 2014, all unexercised options issued to Ms. Anderson were cancelled.

Outstanding Equity Awards

The following disclosure reflects all outstanding equity awards at the end of our 2014 fiscal year for each named executive officer, who served in such capacity as of December 31, 2014.

Option Awards (1)						Stock Awards	All Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Weighted Average Option Exercise Price ($)	Option Expiration Date (4)	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Value of Shares or Units of Stock That Have Not Vested ($)(3)
Alain Castro	1,051,607	1,656,393	—	0.35	April 28, 2020 - November 28, 2020	—	805,935
Boris Maslov	346,808	763,892	—	0.32	April 28, 2020 - November 28, 2020	450,000	375,221
Domonic J. Carney	—	1,735,000	—	0.15	August 19, 2020 - November 28, 2020	—	255,731

(1)	The shares referenced above are on an as-converted into common stock basis.

(2)	The shares referenced represent the shares issued pursuant to the stock option agreement that are subject to company buy-back rights.

(3)	Represents the remaining dollar amount to be recognized for financial statement reporting purposes with respect to all option awards and stock awards.

(4)	All options granted in 2014 to Officers were issued with a six year life.

Director Compensation and Agreement

The following table provides compensation information for our directors during the fiscal years ended December 31, 2014 and 2013:

Director Compensation Table
Name	Fiscal Year ended	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alain J. Castro (1)	2014	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-

Michael J. Hammons (3)	2014	-	-	26,206	-	-	-	26,206
	2013	-	-	-	-	-	-	-

Chris Brown	2014	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-

Stephen L. Johnson (4)	2014	18,067	95,121	-	-	-	-	113,188
	2013	-	54,115	-	-	-	-	54,115

Bennet P. Tchaikovsky (5)	2014	30,000	-	107,596	-	-	-	137,596
	2013	-	-	6,245	-	-	-	6,245

Jeffrey Horn (6)	2014	23,333	-	29,151	-	-	-	52,484

Ian Copeland (7)	2014	3,333	-	1,440	-	-	-	1,440

(1)	Mr. Castro is the Company’s Chief Executive Officer. His compensation is reflected in the Executive Compensation Table above.

(2)	The amounts shown in this column represent the dollar amount recognized for financial statement reporting purposes for the years ended December 31, 2014 and 2013 with respect to stock options granted, as determined pursuant to the accounting standards. See Note 12 of the notes to our audited consolidated financial statements for a discussion of valuation assumptions made in determining the grant date fair value and compensation expense of our stock options.

(3)	Mr. Hammons serves as our Chairman of the Board of Directors. On November 28, 2014, we entered into a stock option agreement with Mr. Hammons dated as of November 28, 2014 to purchase 300,000 shares of the Company’s common stock at a price per share equal to the market price on the grant date. The agreement provides for the option to vest as follows: (i) 1/2 of the total number of shares on the grant date, and (ii) 1/18 of the total number of shares each month thereafter.

(4)	Dr. Johnson served as a Director from May 1, 2013 until May 2014. On May 26, 2014 Dr. Johnson resigned from our Board of Directors but remained on our advisory board. On July 1, 2013 we issued Dr. Johnson an option to purchase 250,000 shares of the Company’s common stock at a price per share of $1.30. On April 28, 2014, the Company cancelled these options and issued Dr. Johnson an option to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.35 per option with 15% of the option grant vesting on the grant date and the remainder vesting over 36 months. After Dr. Johnson’s resignation, the Company vested an additional 84,723 options and cancelled the remaining unvested options. Dr. Johnson’s vested options shall remain outstanding and exercisable while he continues to participate on our advisory board. As of December 31, 2014, 122,223 options were vested and exercisable.

(5)

Mr. Tchaikovsky has served as a Director and as our audit committee chairman since November 2013. Beginning in April 2014, we began to pay Mr. Tchaikovsky an annual fee of $40,000. On November 22, 2013 we issued Mr. Tchaikovsky an option to purchase 250,000 shares of the Company’s common stock at a price per share of $1.52. On April 28, 2014, the Company cancelled these options and issued Mr. Tchaikovsky an option to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.35 per option with 15% of the option grant vesting on the grant date and the remainder vesting over 36 months.

(6)

Mr. Horn has served as a Director since May 2014 and is paid an annual fee of $40,000. On May 28, 2014 we issued Mr. Horn an option to purchase 300,000 shares of the Company’s common stock at a price per share of $0.44 vesting ratably over 36 months.

(7)	Mr. Copeland has served as a Director since December 2014 and is paid an annual fee of $40,000. On November 28, 2014, 2014 we issued Mr. Copeland an option to purchase 300,000 shares of the Company’s common stock at a price per share of $0.16 vesting ratably over 36 months.

Dr. Johnson and Messrs. Tchaikovsky, Horn, and Copeland have written agreements with us for their services on our Board. Mr. Hammons has a written option agreement as described above.

Our Agreement with Mr. Hammons:

On November 28, 2014, we granted Mr. Hammons an option to purchase 300,000 shares of Ener-Core Power’s common stock at an exercise price equal to the per share fair market value on the date that the Board approved the grant and entered into a stock option agreement with Mr. Hammons.  The agreement provides for the option to vest as follows: (i) 1/2 of the total number of shares on the grant date and (ii) 1/18 of the total number of shares each month thereafter.

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

Dr. Johnson joined our Board at the closing of the Merger, and we assumed his letter agreement with Ener-Core Power accordingly.  In connection therewith, and pursuant to the letter agreement, we entered into a stock option agreement with Dr. Johnson on July 3, 2013, granting him an option to purchase up to 250,000 shares of our common stock under the Plan. On April 28, 2014, his options were cancelled and reissued pursuant to the terms of the Stock Cancellation Agreement and Reissued Stock Option Agreement. On May 26, 2014, Dr. Johnson resigned from our Board of Directors but remained on our Advisory Board. On his resignation date, Dr. Johnson had 122,223 options vested and we cancelled 127,777 unvested options. So long as Dr. Johnson remains on our Advisory Board, his vested options shall remain outstanding and exercisable.

Our Agreement with Mr. Tchaikovsky:

On November 22, 2013, Mr. Tchaikovsky accepted his appointment to our Board and as chairman of our audit committee pursuant to our offer letter dated November 10, 2013, which provides for an option under the Plan to purchase 250,000 shares of our common stock at an exercise price equal to the per share closing price on November 25, 2013, being the fair market value on such date.  In addition, we agreed to reimburse Mr. Tchaikovsky for reasonable travel expenses incurred to attend Board meetings, and to indemnify him in his capacity as a director.  The offer letter also contemplates an annual director’s fee of $40,000 commencing sometime next year, subject to review by the Compensation Committee and approval by the Board and stockholders as appropriate. The Company began paying Mr. Tchaikovsky his annual fee in April, 2014.  On April 28, 2014, his options were cancelled and reissued pursuant to the terms of the Stock Cancellation Agreement and Reissued Stock Option Agreement.

In connection with the option granted under the offer letter, we entered into a stock option agreement with Mr. Tchaikovsky dated as of November 25, 2013.  The agreement provides for the option to vest as follows: (i) 1/4 of the total number of shares after twelve months from the grant date, and (ii) 1/48 of the total number of shares each month thereafter.

Our Agreements with Mr. Horn:

On May 28, 2014, Mr. Horn accepted his appointment to our Board pursuant to our offer letter dated May 19, 2014, which provides for an option under the Plan to purchase 300,000 shares of our common stock at an exercise price equal to the per share closing price on May 28, 2014 of $0.44, being the fair market value on such date.  In addition, we agreed to reimburse Mr. Horn for reasonable travel expenses incurred to attend Board meetings, and to indemnify him in his capacity as a director.  The offer letter also contemplates an annual director’s fee of $40,000, subject to review by the Compensation Committee and approval by the Board and stockholders as appropriate.

In connection with the option granted under the offer letter, we entered into a stock option agreement with Mr. Horn dated as of May 28, 2014.  The agreement provides for the option to vest as follows: 1/36 of the total number of shares each month beginning June 28, 2014 and ii) 1/36 of the total number of shares each month thereafter.

Our Agreement with Mr. Copeland:

On December 1, 2014, Mr. Copeland accepted his appointment to our Board pursuant to our offer letter dated November 24, 2014, which provides for an option under the Plan to purchase 300,000 shares of our common stock at an exercise price equal to the per share closing price on November 28, 2014, being the fair market value on such date.  In addition, we agreed to reimburse Mr. Copeland for reasonable travel expenses incurred to attend Board meetings, and to indemnify him in his capacity as a director.  The offer letter also contemplates an annual director’s fee of $40,000, subject to review by the Compensation Committee and approval by the Board and stockholders as appropriate.

In connection with the option granted under the offer letter, we entered into a stock option agreement with Mr. Copeland dated as of November 28, 2014.  The agreement provides for the option to vest as follows: (i) 1/36 of the total number of shares each month beginning on January 1, 2015 and (ii) 1/36 of the total number of shares each month thereafter.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	13.3 million	$0.29	0.7 million	*
Equity compensation plans not approved by security holders	3.8 million	$0.60	—
Total	17.0 million	$0.36	0.7 million

Our Plan was adopted by our Board and approved by our stockholders in June 2013.  The Plan provides for the granting to employees of incentive stock options and for the granting to any individual selected by our Board of non-qualified stock options or stock purchase rights.

*As of December 31, 2014, the Plan had 14,000,000 shares of our common stock authorized to be issued and 0.8 million were available for future issuance. On March 25, 2015, the Board of Directors increased the number of authorized shares to 21,000,000.  Our Board administers the Plan.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the shares of common stock beneficially owned or deemed to be beneficially owned as of March 31, 2015, by (i) each person known to beneficially own more than 5% of our common stock, (ii) each of our directors, (iii) our executive officers named in the summary compensation table, and (iv) all such directors and executive officers as a group.

Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the beneficial owners named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 31, 2015.  We did not deem those shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Name of Beneficial Owner / Management and Address (1)	Shares of Common Stock Beneficially Owned (2)	Percent of Common Stock Beneficially Owned (2)
Alain J. Castro (3)	1,689,527	1.46%
Boris A. Maslov (4)	2,147,644	1.85%
Domonic J. Carney (5)	520,840	*
Michael J. Hammons (6)	17,530,812	13.32%
Christopher J. Brown (7)	146,667	*
Bennet P. Tchaikovsky (8)	120,139	*
Jeff Horn (9)	166,667	*
Ian Copeland (10)	41,667	*
All directors and executive officers as a group (8 persons)	22,363,963	16.50%

Five Percent Beneficial Owners:
SAIL Exit Partners, LLC (11)	29,300,170	25.68%
SAIL Pre-Exit Acceleration Fund, LP (12)	261,584	*
Empery Asset Management, LP (13)	5,941,698	5.21%

* Less than 1%

(1)	Unless otherwise noted, the business address for the person is 9400 Toledo Way, Irvine, California 92618.

(2)	The applicable percentage ownership is based on 114,106,439 shares of common stock outstanding as at March 31, 2015. The number of shares of common stock owned are those “beneficially owned” as determined under the rules of the Commission, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock that the person has the right to acquire within 60 days through the exercise of any option, warrant, or right.

(3)	Consists of 333,333 shares purchased on September 22, 2014 in conjunction with the Company’s September 2014 PIPE transaction and 1,356,194 shares of common stock underlying options that are exercisable within 60 days of March 31, 2015. Does not include 1,351,806 shares of common stock underlying options that are not exercisable within 60 days of March 31, 2015. These stock options were granted to Mr. Castro on April 15, 2014 and November 28, 2014.

(4)	Consists of 1,687,500 shares subject to our repurchase right. 1,350,000 of such shares vested as of March 31, 2015, such that our repurchase rights have lapsed. In respect of the other 337,500 shares, 25,000 shares are vested and released from our repurchase right on a monthly basis. Consists of 460,144 shares of common stock underlying options that are exercisable within 60 days of March 31, 2015. Does not include 650,556 shares of common stock underlying options that are not exercisable within 60 days of March 31, 2015. These stock options were granted to Dr. Maslov on April 15, 2014 and November 28, 2014.

(5)	Consists of 200,000 shares of common stock issued to Charles Schwab & Co. Inc. FBO Domonic Carney IRA and 133,340 shares issued to Charles Schwab & Co. Inc. FBO Domonic Carney Roth IRA, and which shares are controlled by Mr. Carney and, as such, holds voting and investing power with respect to such shares. These shares were issued in connection to the September 2014 PIPE. Consists of 187,500 shares of common stock underlying options that are exercisable within 60 days of March 31, 2015. Does not include 1,547,500 shares of common stock underlying options that are not exercisable within 60 days of March 31, 2015. These stock options were granted to Mr. Carney on August 19, 2014 and November 28, 2014.

(6)	Consists of the 66,667 shares issued in connection to the September 2014 PIPE and 191,667 shares of common stock underlying options that are exercisable within 60 days of March 31, 2015. Does not include 108,333 shares of common stock underlying options that are not exercisable within 60 days of March 31, 2015. These stock options were granted to Mr. Hammons on November 28, 2014. Also consists of 17,272,478 shares for which Mr. Hammons may be deemed to have beneficial ownership because he has a carried interest in such shares as a partner in SAIL Exit Partners, LLC. Mr. Hammons disclaims beneficial ownership in the shares owned by SAIL Exit Partners, LLC except to the extent of his pecuniary interests therein. Mr. Hammons’ business address is 3161 Michelson Drive, Suite 750, Irvine, California 92612.

(7)	Consists of 66,667 shares of common stock issued to Dr. Brown as an individual and 80,000 shares issued to Christopher J. Brown Contributing IRA, issued in connection with the September 2014 PIPE and which shares are controlled by Dr. Brown and as such, Dr. Brown holds voting and investing power with respect to such shares. Dr. Brown’s business address is 3161 Michelson Drive, Suite 750, Irvine, California 92612.

(8)	Consists of 120,139 shares of common stock underlying options that are exercisable within 60 days of March 31, 2015. Does not include 129,861 shares of common stock underlying options that are not exercisable within 60 days of March 31, 2015. These stock options were granted to Mr. Tchaikovsky on April 15, 2014. Mr. Tchaikovsky’s business address is 6571 Morningside Drive, Huntington Beach, California 92648.

(9)	Consists of the 66,667 shares issued to Mr. Horn in connection to the September 2014 PIPE. Also consists of 100,000 shares of common stock underlying options that are exercisable within 60 days of March 31, 2015. Does not include 200,000 shares of common stock underlying options that are not exercisable within 60 days of March 15, 2015. These stock options were granted to Mr. Horn on May 28, 2014. Mr. Horn’s business address is 703 Hollybriar Lane, Naples, Florida 34108.

(10)

Consists of 41,667 shares of common stock underlying options that are exercisable within 60 days of March 31, 2015. Does not include 258,333 shares of common stock underlying options that are not exercisable within 60 days of March 31, 2015. These stock options were granted to Mr. Copeland on November 28, 2014. Mr. Copeland’s business address is 13007 Mimosa Farm Court, Rockville, Maryland 20850.

(11)	F. Henry Habicht II and Walter L. Schindler are the managers of SAIL Exit Partners, LLC. As such, Mr. Habicht and Mr. Schindler are deemed to have shared voting and investment power in respect of the shares of common stock owned of record or beneficially SAIL Exit Partners, LLC. SAIL Exit Partners, LLC’s business address is 3161 Michelson Drive, Suite 750, Irvine, California 92612.

(12)	SAIL Capital Partners, LLC is the general partner and management company of SAIL Pre-Exit Acceleration Fund, LP. F. Henry Habicht II and Walter L. Schindler are the managing partners of SAIL Capital Partners, LLC. As such, SAIL Capital Partners, LLC, Mr. Habicht and Mr. Schindler are deemed to have shared voting and investment power in respect of the shares of common stock owned of record or beneficially SAIL Pre-Exit Acceleration Fund, LP. SAIL Capital Partners, LLC’s business address is 3161 Michelson Drive, Suite 750, Irvine, California 92612.

(13)	Obtained via Schedule 13G filed with the SEC. Includes 5,941,698 shares of common stock held by Empery Asset Management L.P. (“EAM”). Does not include 1,343,284 warrants to purchase a like number of shares of common stock. Pursuant to the terms of the warrants, EAM cannot exercise any of its warrants if EAM would beneficially own, after any such exercise, more than 4.99% of the outstanding shares of Common Stock. Ryan M. Lane and Martin D. Hoe are the managing partners of EAM. As such, EAM, Mr. Lane, and Mr. Hoe are deemed to have shared voting and investment power in respect of the shares of common stock owned of record or beneficially. EAM’s address is 1 Rockefeller Plaza, Suite 1205 New York, New York 10020.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE

As disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related Party Transactions” above, we have been parties to a series of debt and equity transactions with, among other then-related, and now currently related parties.  Commencing with the spin-off, our major stockholder group has been the SAIL Entities, currently held by SAIL Exit Partners, LLC and SAIL Pre-Exit Acceleration Fund, LP, as described in “Security Ownership of Certain Beneficial Owners and Management” above.  A description of those transactions is set forth in Note 14 to our audited consolidated financial statements elsewhere in this prospectus.  Mr. Hammons has a carried interest as a partner in SAIL Exit Partners, LLC and Dr. Brown is a principal of SAIL Capital Partners, LLC, the general partner and management company of SAIL Pre-Exit Acceleration Fund, LP.

The following officers and directors of the Company participated in the September 2014 PIPE.

Name of Stockholder	Position with Company	Number of Shares Purchased in September 2014 Private Placement
Alain J. Castro	Director and Chief Executive Officer	333,333
Domonic Carney (1)	Treasurer and Chief Financial Officer	333,340
Michael J. Hammons	Director	66,667
Christopher J. Brown (2)	Director	146,667
Jeffrey A. Horn	Director	66,667

(1)	Consists of 200,000 shares of common stock issued to Charles Schwab & Co. Inc. FBO Domonic Carney IRA and 133,340 shares issued to Charles Schwab & Co. Inc. FBO Domonic Carney Roth IRA, and which shares are controlled by Mr. Carney and as such, Mr. Carney holds voting and investing power with respect to such shares.

(2)	Consists of 66,667 shares of common stock issued to Dr. Brown as an individual and 80,000 shares issued to Christopher J. Brown Contributing IRA, which shares are controlled by Dr. Brown and as such, Dr. Brown holds voting and investing power with respect to such shares.

Based upon information submitted by Mr. Horn, Mr. Copeland, and Mr. Tchaikovsky, our Board has determined that each of them is “independent” under Rule 5605(a)(2) of NASDAQ Listing Rules, even though such definition does not currently apply to us because we are not listed on NASDAQ.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

On December 4, 2014, we engaged SingerLewak LLP as our principal independent auditor. We incurred no fees for SingerLewak during 2014 or 2013.

Our principal independent auditor in 2013 and until December 1, 2014 was Kelly, whom we engaged on July 1, 2013.   The following table shows the fees for audit and other services provided by Kelly in relation to our 2014 and 2013 fiscal years:

	2014	2013
Audit Fees (1)	$89,375	$220,380
Audit-related Fees (2)	10,440	8,650
Tax Fees (3)	-	-
All Other Fees (4)	3,425	2,500
Total	$103,240	$231,530

Our former accountant until July 1, 2013 was W&B.  The following table shows the fees that were billed for audit and other services provided by W&B, during the 2013 fiscal years:

2013
Audit Fees (1)	$-
Audit-related Fees (2)	-
Tax Fees (3)	-
All Other Fees (4)	1,800
Total	$1,800

(1)	Audit Fees – This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-Related Fees – This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and services performed for SEC registration statements

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

The following consolidated financial statements for the years ended December 31, 2014 and 2013 are included in Part II, Item 8 of this Report:

(2)	Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3)	Exhibits

EXHIBIT NO.		DESCRIPTION

3.1	(1)	Articles of Incorporation, filed with the Secretary of State of the State of Nevada on April 29, 2010.

3.1(a)	(3)	Amended and Restated Articles of Incorporation, filed with the Secretary of State of the State of Nevada on April 29, 2010.

3.2	(1)	Bylaws of the Registrant.

3.2(a)	(3)	Amendment to Bylaws of the Registrant.

3.2(b)	(4)	Amended and Restated Bylaws of the Registrant.

3.3	(4)	Articles of Merger as filed with the Secretary of State of the State of Delaware on July 1, 2013.

EXHIBIT NO.		DESCRIPTION
4.1*	(4)	2013 Equity Incentive Award Plan.

4.1(a)*	(6)	2013 Equity Incentive Award Plan, as amended on August 23, 2013.

4.1(b)*	(21)	2013 Equity Incentive Award Plan, as amended on March 25, 2015.

4.1	(12)	Warrant issued to Merriman Capital, Inc., dated March 3, 2014.

4.2	(10)	Senior Secured Promissory Notes issued pursuant to the April 2014 SPA, dated April 16, 2014.

4.2(a)	(14)	Form of Letter Agreement dated July 10, 2014.

4.2(b)	(15)	Form of Conversion and Redemption Agreement dated August 14, 2014.

4.3	(10)	Warrants issued pursuant to the April 2014 SPA, dated April 16, 2014.

4.3(a)	(17)	Waiver and Amendment Agreement dated September 18, 2014.

4.4	(18)	Warrant issued to CI USVI, LLC, dated September 29, 2014.

4.5	(18)	Warrant issued to Chardan Capital Markets, LLC, dated September 29, 2014.

4.6	(18)	Warrant issued to The Special Equities Group, LLC, dated September 29, 2014.

4.7	(18)	Warrant issued to Ramin Azar, dated September 29, 2014.

4.8	(18)	Warrant issued to Colorado Financial Service Corporation, dated September 29, 2014.

4.9	(22)	Warrant issued to Rufus Dufus LLC, dated December 1, 2014.

4.10	(22)	Warrant issued to Dylana Dreams. LLC, dated December 1, 2014.

4.11	(22)	Warrant issued to Island Pickle, LLC, dated December 16, 2014.

4.12	(22)	Warrant issued to Pilly Boy, LLC, dated December 16, 2014.

10.1	(5)	Commercial Lease Agreement between Meehan Holdings, LLC, FlexEnergy, Inc., dated May 26, 2011.

10.1(a)	(7)	Assignment and Assumption of Lease between Ener-Core, Inc. and FlexEnergy, Inc., effective August 1, 2013.

10.1(b)	(7)	Lessor’s Consent to Assignment and Sublease, dated September 4, 2013.

10.2	(6)	Sales and Service Agreement between Ener-Core Power, Inc. and the Regents of the University of California University of California, Irvine, dated April 19, 2013.

10.3	(10)	Securities Purchase Agreement between Ener-Core, Inc. and five investors, dated April 15, 2014.

10.4	(10)	Registration Rights Agreement entered by Ener-Core, Inc. in connection with the April 2014 SPA, dated April 15, 2014.

10.5	(10)	Pledge and Security Agreement entered by Ener-Core, Inc. in connection with the April 2014 SPA, dated April 15, 2014.

10.6	(10)	Special Deposit Account Control Agreement entered by Ener-Core, Inc. in connection with the April 2014 SPA, dated April 15, 2014.

10.7*	(11)	Stock Option Agreement by and between the Company and certain officers and directors dated April 28, 2014.

10.8*	(11)	Stock Option Cancellation Agreement by and between the Company and certain officers and directors dated April 28, 2014.

10.9*	(12)	Offer Letter from the registrant to Jeff Horn dated as of May 19, 2014.

10.10*	(12)	Stock Option Agreement between the registrant and Jeff Horn dated May 19, 2014.

10.11*	(12)	Amendment to Executive Employment Agreement of Alain J. Castro, dated as of May 23, 2014.

10.12*	(12)	Stock Option Agreement for Alain J. Castro dated May 23, 2014.

10.13*	(12)	Amendment to Executive Employment Agreement of Boris A. Maslov, dated as of May 23, 2014.

10.14*	(12)	Stock Option Agreement for Boris A. Maslov dated May 23, 2014.

10.15*	(12)	Amendment to Executive Employment Agreement of Kelly Anderson, dated as of May 23, 2014.

EXHIBIT NO.		DESCRIPTION
10.16*	(12)	Stock Option Agreement for Kelly Anderson dated May 23, 2014.

10.17	(13)	Independent Consulting Agreement between the registrant and BKA Enterprises, Inc., dated as of June 26, 2014.

10.18*	(16)	Offer Letter from the registrant to Domonic J. Carney dated as of August 19, 2014.

10.19*	(16)	Executive Employment Agreement between the registrant and Domonic J. Carney dated as of August 19, 2014.

10.20	(17)	Securities Purchase Agreement between Ener-Core, Inc. and certain accredited investors dated September 18, 2014.

10.21	(17)	Registration Rights Agreement between Ener-Core, Inc. and certain accredited investors dated September 18, 2014.

10.22**	(22)	Commercial License Agreement by and between Dresser Rand Company and Ener Core Power dated November 14, 2014.

10.23*	(19)	Offer Letter from the registrant to Ian C. Copeland dated as of November 28, 2014.

10.24*	(19)	Stock Option Agreement between the registrant and Ian C. Copeland dated as of November 28, 2014.

10.25*	(19)	Stock Option Agreement between the registrant and Alain J. Castro dated as of November 28, 2014.

10.26*	(19)	Stock Option Agreement between the registrant and Boris A. Maslov dated as of November 28, 2014.

10.27*	(19)	Stock Option Agreement between the registrant and Domonic J. Carney dated as of November 28, 2014.

10.28*	(19)	Stock Option Agreement between the registrant and Michael J. Hammons dated as of November 28, 2014.

10.29	(22)	Amendment and Waiver Agreement between the registrant and certain accredited investors dated December 1, 2014.

10.30	(22)	Form of Settlement Agreement and Mutual Release between the registrant and certain accredited investors dated December 16, 2014.

10.31**	(22)	First Amendment to Commercial License Agreement dated March 17, 2015.

14.1	(10)	Code of Ethics adopted on September 24, 2013.

16.1	(20)	Letter from Kelly & Co. Inc. dated December 9, 2014.

21.1	(6)	Subsidiaries of the Registrant.

31.1	(22)	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Executive Officer.

31.2	(22)	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Financial Officer.

32.1	(22)	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Executive Officer.

32.2	(22)	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Financial Officer.

101.INS ***	(22)	XBRL Instance Document.

101.SCH ***	(22)	XBRL Taxonomy Extension Schema Document.

101.CAL ***	(22)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF ***	(22)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB ***	(22)	XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE ***	(22)	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested for a portion of this document.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(1)	Incorporated by reference to the Registrant’s Form S-1 filed on March 24, 2011.
(2)	Incorporated by reference to the Registrant’s Form 8-K filed on April 17, 2013.
(3)	Incorporated by reference to the Registrant’s Form 8-K filed on April 24, 2013.
(4)	Incorporated by reference to the Registrant’s Form 8-K filed on July 10, 2013.
(5)	Incorporated by reference to the Registrant’s Form 8-K filed on August 19, 2013.
(6)	Incorporated by reference to the Registrant’s Form 8-K/A filed on August 29, 2013.
(7)	Incorporated by reference to the Registrant’s Form 8-K filed on October 2, 2013.
(8)	Incorporated by reference to the Registrant’s Form 8-K/A filed on November 6, 2013.
(9)	Incorporated by reference to the Registrant’s Form 8-K filed on November 22, 2013.
(10)	Incorporated by reference to the Registrant’s Form 8-K filed on April 16, 2014.
(11)	Incorporated by reference to the Registrant’s Form 8-K filed on May 2, 2014.
(12)	Incorporated by reference to the Registrant’s Form 8-K filed on May 30, 2014.
(13)	Incorporated by reference to the Registrant’s Form 8-K filed on June 27, 2014.
(14)	Incorporated by reference to the Registrant’s Form 8-K filed on July 11, 2014.
(15)	Incorporated by reference to the Registrant’s Form 8-K filed on August 15, 2014.
(16)	Incorporated by reference to the Registrant’s Form 8-K filed on August 20, 2014.
(17)	Incorporated by reference to the Registrant’s Form 8-K filed on September 19, 2014.
(18)	Incorporated by reference to the Registrant’s Form S-1 filed on October 22, 2014.
(19)	Incorporated by reference to the Registrant’s Form 8-K filed on December 4, 2014.
(20)	Incorporated by reference to the Registrant’s Form 8-K filed on December 10, 2014.
(21)	Incorporated by reference to the Registrant’s Form 8-K filed on March 30, 2015.
(22)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENER-CORE, INC.
(Registrant)

By:	/s/ Alain J. Castro
Alain J. Castro
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Domonic J. Carney
Domonic J. Carney
Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Alain J. Castro	Chief Executive Officer and Director	March 31, 2015
Alain J. Castro

/s/ Boris A. Maslov	President, Chief Operating Officer, and Chief Technology Officer	March 31, 2015
Boris A. Maslov

/s/ Domonic J. Carney	Treasurer, Secretary and Chief Financial Officer	March 31, 2015
Domonic J. Carney

/s/ Michael J. Hammons	Director	March 31, 2015
Michael J. Hammons

/s/ Christopher J. Brown	Director	March 31, 2015
Christopher J. Brown

/s/ Bennet P. Tchaikovsky	Director	March 31, 2015
Bennet P. Tchaikovsky

/s/ Jeffrey Horn	Director	March 31, 2015
Jeffrey Horn

/s/ Ian C. Copeland	Director	March 31, 2015
Ian C. Copeland

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Ener-Core, Inc.

Irvine, California

We have audited the accompanying consolidated balance sheet of Ener-Core, Inc. and subsidiary (collectively, the “Company”) as of December 31, 2014, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has negative cash flows from operations and has an accumulated deficit. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/SingerLewak LLP

Los Angeles, California

March 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ener-Core, Inc.

We have audited the accompanying consolidated balance sheet of  Ener-Core, Inc. (the “Company”) as of December 31, 2013 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2013, Ener-Core, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ener-Core, Inc. as of December 31, 2013 and the results of its operations and its cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring net losses and negative cash flows since inception and have not yet established an ongoing source of revenues sufficient to cover its operating costs. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the consolidated financial statements. The accompanying consolidated financial statements do not give effect to any adjustments that might result from the outcome of this uncertainty.

Kelly & Company

Costa Mesa, California

April 15, 2014

Ener-Core, Inc.

Consolidated Balance Sheets

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$2,176,000	$1,201,000
Accounts receivable, net	107,000	16,000
Restricted cash	50,000	50,000
Costs in excess of billings on uncompleted contracts	—	801,000
Inventory	53,000	29,000
Prepaid expenses and other current assets	91,000	46,000
Total current assets	2,477,000	2,143,000
Property and equipment, net	755,000	764,000
Intangibles, net	34,000	41,000
Deposits	27,000	28,000
Total assets	$3,293,000	$2,976,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	612,000	419,000
Accrued expenses	456,000	266,000
Unearned revenue	—	701,000
Provision for contract loss	—	100,000
Accrued warranty expense	242,000	—
Derivative liabilities	402,000	—
Capital leases payable	19,000	8,000
Total current liabilities	1,731,000	1,494,000
Long term liabilities:
Deposits	23,000	6,000
Capital lease payable	30,000	29,000
Total liabilities	1,784,000	1,529,000
Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.0001 par value.
Authorized 50,000,000 shares; no shares issued and outstanding at December 31, 2014 and December 31, 2013	—	—
Common stock, $0.0001 par value.
Authorized 200,000,000 shares; 114,106,000 and 72,554,000 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	11,000	7,000
Additional paid in capital	19,537,000	8,945,000
Accumulated deficit	(18,039,000)	(7,505,000)

Total stockholders’ equity	1,509,000	1,447,000
Total liabilities and stockholders’ equity	$3,293,000	$2,976,000

See accompanying notes to consolidated financial statements.

Ener-Core, Inc

Consolidated Statements of Operations

	Year Ended December 31, 2014	Year Ended December 31, 2013

Revenues:
Revenues from unrelated parties	$868,000	$7,000
Revenues from related parties	—	9,000
Total revenues	868,000	16,000
Cost of Goods Sold
Cost of goods sold to unrelated parties	1,170,000	106,000
Cost of goods sold to related parties	—	6,000
Total costs of goods sold	1,170,000	112,000
Gross Profit (Loss)	(302,000)	(96,000)

Operating expenses:
Selling, general, and administrative	5,449,000	4,802,000
Research and development	3,156,000	2,257,000
Total operating expenses	8,605,000	7,059,000
Operating loss	(8,907,000)	(7,155,000)

Other income (expenses):
Other income, net	1,000	36,000
Loss on debt conversion	(2,414,000)	—
Gain on revaluation of derivative liabilities, net	1,574,000	—
Interest expense	(787,000)	(10,000)
Total other income (expenses), net	(1,626,000)	(26,000)
Loss before provision for income taxes	(10,533,000)	(7,129,000)
Provision for income taxes	1,000	1,000
Net loss	$(10,534,000)	$(7,130,000)

Loss per share – basic and diluted	$(0.12)	$(0.11)
Weighted average common shares – basic and diluted	85,381,000	67,803,000

See accompanying notes to consolidated financial statements.

Ener-Core, Inc.

Consolidated Statements of Stockholders’ Equity

					Additional		Total
	Common stock		Preferred Stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Equity

Balances at January 1, 2013	60,883,000	$6,000	—	$—	$978,000	$(375,000)	$609,000
Issuance of common stock for conversion of related party debt	1,028,000	—	—	—	771,000	—	771,000
Issuance of common stock for cash, net of offering Costs of $533,000	7,499,000	1,000	—	—	5,465,000	—	5,466,000
Stock-based compensation expense	—	—	—	—	1,729,000	—	1,729,000
Exercise of stock options	3,221,000	—	—	—	2,000	—	2,000
Repurchase of non-vested shares	(77,000)	—	—	—	—	—	—

Net loss	—	—	—	—	—	(7,130,000)	(7,130,000)
Balances at December 31, 2013	72,554,000	$7,000	—	$—	$8,945,000	$(7,505,000)	$1,447,000
Issuance of common stock to settle convertible debt	13,555,000	1,000	—	—	2,710,000	—	2,711,000
Issuance of common stock for cash, net of offering costs of $156,000	26,667,000	3,000	—	—	3,841,000	—	3,844,000
Shares issued for financing costs	1,000,000	—	—	—	—	—	—
Issuance of warrants for services	—	—	—	—	180,000	—	180,000
Issuance of warrants for fees related to convertible debt offering	—	—	—	—	155,000	—	155,000

Issuance of common stock and warrants for legal settlement	422,000	—	—	—	246,000	—	246,000
Stock-based compensation expense	—	—	—	—	3,460,000	—	3,460,000
Repurchase of non-vested shares	(92,000)	—	—	—	—	—	—

Net loss	—	—	—	—	—	(10,534,000)	(10,534,000)
Balances at December 31, 2014	114,106,000	$11,000	—	$—	$19,537,000	$(18,039,000)	$1,509,000

See accompanying notes to consolidated financial statements.

Ener-Core, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31, 2014	Year Ended December 31, 2013
Cash flows used in operating activities:
Net loss	$(10,534,000)	$(7,130,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	720,000	—
Loss on debt conversion	2,414,000	—
Gain on change in fair value of derivative liability	(1,574,000)	—
Depreciation and amortization	233,000	213,000
Stock-based compensation	3,460,000	1,729,000
Provision for contract loss	—	100,000
Warranty expense	220,000	—
Warrants issued for services	180,000	—
Common stock and warrants issued for legal settlement	246,000	—
Changes in assets and liabilities:
Accounts and other receivables	(91,000)	(16,000)
Inventory	(24,000)	(29,000)

Costs in excess of billings on uncompleted contracts	801,000	(801,000)
Prepaid expenses and other current assets	(45,000)	(37,000)
Deposit	1,000	(28,000)
Restricted cash	—	(50,000)
Accounts payable and accrued expenses	214,000	613,000
Accrued interest	20,000	(121,000)
Deferred revenue	(701,000)	701,000
Payments on contract loss	(79,000)	—
Other liabilities	—	6,000
Net cash used in operating activities	(4,539,000)	(4,850,000)
Cash flows used in investing activities:
Purchase of property and equipment	(188,000)	(54,000)
Net cash used in investing activities	(188,000)	(54,000)
Cash flows from financing activities:
Proceeds from convertible notes payable	3,757,000	—
Payments on convertible notes payable	(1,883,000)	—
Proceeds from related party notes payable and advance	—	994,000
Proceeds from line of credit	—	400,000
Repayment of capital leases payable	(16,000)	—
Proceeds from exercise of stock options	—	2,000
Proceeds from issuance of common stock, net	3,844,000	5,466,000
Repayment of line of credit	—	(400,000)
Repayment of related party notes payable	—	(450,000)
Net cash provided by financing activities	5,702,000	6,012,000
Net increase in cash and cash equivalents	975,000	1,108,000
Cash and cash equivalents at beginning of period	1,201,000	93,000
Cash and cash equivalents at end of period	$2,176,000	$1,201,000

See accompanying notes to consolidated financial statements.

Ener-Core, Inc.

Consolidated Statements of Cash Flows (continued)

	Year ended December 31,
	2014	2013
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1,000	$1,000
Interest	$68,000	$13,000
Supplemental disclosure of non-cash activities:
Conversion of accounts payable into common stock	$-	$227,000
Conversion of advances from related party into common stock	$-	$184,000
Conversion of notes payable into common stock	$-	$360,000
Equipment purchased under capital leases	$29,000	$38,000
Debt discount and derivative liabilities recorded upon issuance of warrants and convertible secured notes	$2,078,000	$-
Original issue discount of convertible secured note issued	$572,000	$-
Debt discount and accrued broker fees upon issuance of convertible secured note	$186,000
Debt discount for warrants issued for broker fee in convertible secured note	$155,000	$-
Warranty liability recorded for product commissioned	$242,000	$-
Conversion of convertible notes and accrued interest into common stock	$2,711,000	$-
Issuance of warrants for services	$180,000	$-
Issuance of common stock for placement fees	$150,000	$-
Issuance of warrants for placement fees	$296,000	$-
Issuance of warrants for legal settlement	$246,000	$-

See accompanying notes to consolidated financial statements.

Ener-Core, Inc.

Notes to Consolidated Financial Statements

Note 1 - Organization

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

As provided in the Contribution Agreement dated November 12, 2012 (the “Contribution Agreement”) by and among FlexEnergy, Inc. (“FlexEnergy”, “Parent”), FlexEnergy Energy Systems, Inc. (“FEES”), and Ener-Core Power, Inc. (“Successor”), Ener-Core Power, Inc. was spun-off from FlexEnergy, Inc. as a separate corporation.  As a part of that transaction, Ener-Core Power, Inc. received all assets (including intellectual property) and certain liabilities pertaining to the Gradual Oxidizer business (Predecessor), the business carved out of Parent.  The owners of Predecessor did not distribute ownership of Successor entity pro rata.  The assets and liabilities were transferred to us and recorded at their historical carrying amounts since the transaction was a transfer of net assets between entities under common control.

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

Going Concern

Our consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. Since our inception, we have made a substantial investment in research and development to develop the Power Oxidizer, have successfully deployed an EC250 field test unit at the U.S. Army base at Fort Benning, Georgia, and installed and commissioned our first commercial unit in the Netherlands in the second quarter of 2014.

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

Management’s plan is to obtain such resources by obtaining capital sufficient to meet our operating expenses by seeking additional equity and/or debt financing. The cash and cash equivalents balance (including restricted cash) on December 31, 2014 and March 16, 2015, was approximately $2.2 million and $0.8 million (including restricted cash of $50,000), respectively.

We project that our unrestricted cash balance of $0.8 million as of March 16, 2014, will continue to fund our working capital needs, general corporate purposes, and related obligations for the short term at our current spending levels. However, we expect to require significantly more cash for working capital and as financial security to support our growth initiatives.

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

Reclassifications

Certain amounts in the 2013 consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications have no effect on previously reported net loss.

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

Ener-Core, Inc.

Notes to Consolidated Financial Statements (continued)

Foreign Currency Adjustments

Our functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Income statement accounts are translated at average rates for the year. At December 31, 2014 and 2013, we did not hold any foreign currency asset or liability amounts. Gains and losses resulting from foreign currency transactions are reported as other income in the period they occurred.

Concentrations of Credit Risk

Cash and Cash Equivalents

We maintain our non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation (“FDIC”) provides insurance coverage of up to $250,000. For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to these deposits. At December 31, 2014, we had $1.9 million in excess of the FDIC limit.

We consider all highly liquid investments available for current use with an initial maturity of three months or less and are not restricted to be cash equivalents. We invest our cash in short-term money market accounts.

Restricted Cash

Collateral Account

Under a credit card processing agreement with a financial institution that was entered in 2013, we are required to maintain funds on deposit with the financial institution as collateral. The amount of the deposit is at the discretion of the financial institution was $50,000 on December 31, 2014 and 2013.

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

At December 31, 2014, we reserved $34,000 related to rents receivable from our sublessees. At December 31, 2013, we did not have any allowance for doubtful accounts.  Although we expect to collect amounts due, actual collections may differ from the recorded amounts.

As of December 31, 2014 and December 31, 2013, one and one customer, respectively, accounted for 100% of net accounts receivable for each year. One customer accounted for 100% of net revenues for the twelve months ended December 31, 2014.  Two customers accounted for 100% of net revenues for the twelve months ended September 30, 2013.

Ener-Core, Inc.

Notes to Consolidated Financial Statements (continued)

Accounts Payable

As of December 31, 2014 and December 31, 2013, six and two vendors, respectively, collectively accounted for approximately 54% and 48% of total accounts payable.

Inventory

Inventory, which consists of raw materials, is stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method. At each balance sheet date, we evaluate our ending inventory for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. At December 31, 2014 and 2013, we did not have a reserve for slow-moving or obsolete inventory.

Costs in Excess of Billings on Uncompleted Contracts

Costs in excess of billings on uncompleted contracts in the consolidated balance sheets represents accumulation of costs for labor, materials, overhead and other costs that have been incurred. These costs will be recognized as costs of goods sold when the contract is considered complete in accordance with the completed-contract method. Costs in excess of billings on uncompleted contracts were $0 and $801,000 at December 31, 2014 and 2013, respectively. In June 2014, our contract with EECT was completed, resulting in the recognition of revenue related to the contract plus change orders and all associated costs.

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

Accrued Warranties

Accrued warranties represent the estimated costs that will be incurred during the warranty period of our products. We make an estimate of expected costs that will be incurred by us during the warranty period and charge that expense to the consolidated statement of operations at the date of sale. We also reevaluate the estimate at each balance sheet date and if the estimate is changed, the effect is reflected in the consolidated statement of operations. We made our initial commercial sale to EECT with a six month warranty and later extended that warranty at our discretion. There was no warranty for the unit shipped to the Fort Benning site. We expect our future warranty period to be between six months and one year depending on the warranties provided and the products sold. Accrued warranties for expected expenditures within the next year are classified as current liabilities and as non-current liabilities for expected expenditures for time periods beyond one year.

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

Impairment of Long-Lived Assets

We account for our long-lived assets in accordance with the accounting standards which require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical carrying value of an asset may no longer be appropriate. We consider the carrying value of assets may not be recoverable based upon its review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of December 31, 2014 and 2013, we do not believe there have been any impairments of our long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products will continue, which could result in impairment of long-lived assets in the future.

Ener-Core, Inc.

Notes to Consolidated Financial Statements (continued)

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, derivative liabilities, Secured Notes payable and related debt discounts and capital lease liabilities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014 and 2013. The carrying amounts of short-term financial instruments are reasonable estimates of their fair values due to their short-term nature or proximity to market rates for similar items.

We determine the fair value of our financial instruments based on a three-level hierarchy established for fair value measurements under which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect management’s market assumptions. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair-value hierarchy:

●	Level 1: Valuations based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Currently, we classify our cash and cash equivalents as Level 1 financial instruments.

●	Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. We do not currently have any accounts under Level 2.

●	Level 3: Valuations based on inputs that require inputs that are both significant to the fair value measurement and unobservable and involve management judgment (i.e., supported by little or no market activity). Currently, we classify our warrants accounted for as derivative liabilities as level 3 financial instruments.

If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company issues derivative financial instruments in conjunction with its debt and equity offerings and to provide additional incentive to investors and placement agents. The Company’s uses derivative financial instruments in order to obtain the lowest cash cost-source of funds. Derivative liabilities are recognized in the consolidated balance sheets at fair value based on the criteria specified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) topic 815-40 “ Derivatives and Hedging – Contracts in Entity’s own Equity .” The estimated fair value of the derivative liabilities is calculated using either the Black-Scholes-Merton or Monte Carlo simulation model method.

The Company issued common stock warrants and convertible secured notes payable with conversion features in April 2014. These embedded derivatives were evaluated under ASC topic 815-40, were bifurcated from the debt host and are classified as liabilities on the consolidated balance sheet. The Company records the warrants and embedded derivative liabilities at fair value and adjusts the carrying value of the common stock warrants and embedded derivatives to their estimated fair value at each reporting date with the increases or decreases in the fair value of such warrants and derivatives at each reporting date, recorded as a gain or (loss) in the consolidated statements of operations (See Notes 8, 9, and 11).

Ener-Core, Inc.

Notes to Consolidated Financial Statements (continued)

The Company issued common stock warrants for services in September 2014. These derivative securities were evaluated under ASC topic 815-40 and determined that they did not need to be recorded as liabilities on the consolidated balance sheet. The warrants were valued on the date of issuance at fair value.

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

Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenue is recorded. We defer any revenue for which the services have not been performed or are subject to refund until such time that we and our customer jointly determine that the services have been performed or no refund will be required.

Revenues under long-term construction contracts are generally recognized using the completed-contract method of accounting. Long-term construction-type contracts for which reasonably dependable estimates cannot be made or for which inherent hazards make estimates difficult are accounted for under the completed-contract method. Revenues under the completed-contract method are recognized upon substantial completion – that is acceptance by the customer, compliance with performance specifications demonstrated in a factory acceptance test or similar event. Accordingly, during the period of contract performance, billings and costs are accumulated on the balance sheet, but no profit or income is recorded before completion or substantial completion of the work. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimate of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. We had deferred all amounts received on our contract with EECT until the contract is substantially completed, which occurred in June 2014, at which time the entire contract, including change orders, was recorded as revenue. As of December 31, 2014 and 2013, we had a provision for contract loss of $0 and $100,000, respectively, related to our contract with EECT for the Attero EC250 sale in the Netherlands.

Research and Development Costs

Research and development costs are expensed as incurred.  Research and development was $3.2 million and $2.3 million, for the years ended December 31, 2014 and 2013, respectively.

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

Ener-Core, Inc.

Notes to Consolidated Financial Statements (continued)

Income Taxes

We account for income taxes under the provisions of the accounting standards.  Under the accounting standards, deferred tax assets and liabilities are recognized for the expected future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such asset will not be realized through future operations. Our deferred tax assets and liabilities are primarily related to our Net Operating Losses and timing differences between book and tax accounting for depreciation and our net deferred tax assets were fully reserved as of December 31, 2014 and December 31, 2013.

The accounting guidance for uncertainty in income taxes provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  We recognize any uncertain income tax positions on income tax returns at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  As of December 31, 2014 and 2013 and there were no unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate.  Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  We had no accrual for interest or penalties on our consolidated balance sheets at December 31, 2014 and 2013 and have not recognized interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2014 or 2013.

We are subject to taxation in the U.S. and various state and foreign jurisdictions.

We do not foresee material changes to our gross uncertain income tax position liability within the next twelve months.

Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive.  Options and warrants to purchase approximately 23.1 million and 9.5 million were outstanding at December 31, 2014 and 2013, respectively, but were excluded from the computation of diluted loss per share due to the anti-dilutive effect on net loss per share.

	Year ended December 31, 2014	Year ended December 31, 2013

Net loss	$(10,534,000)	$(7,130,000)
Weighted average number of common shares outstanding:
Basic and diluted	85,381,000	67,803,000
Net loss attributable to common stockholders per share:
Basic and diluted	$(0.12)	$(0.11)

Comprehensive Income (Loss)

We have no items of other comprehensive income (loss) in any period presented. Therefore, net loss as presented in our Consolidated Statements of Operations equals comprehensive loss.

Ener-Core, Inc.

Notes to Consolidated Financial Statements (continued)

Recently Issued Accounting Pronouncements

Effective January 1, 2014, we adopted FASB Accounting Standards Update (“ASU”) 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting (“ASU 2013-07”). The amendments in ASU 2013-07 clarify when an entity should apply the liquidation basis of accounting and provide principles for the recognition and measurement of associated assets and liabilities. In accordance with the amendments, the liquidation basis is used when liquidation is imminent.  Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces. The adoption of ASU 2013-07 did not have a material impact on our consolidated financial statements.

Effective January 1, 2014, we adopted FASB ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The amendments in ASU 2013-11 clarify that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed.  In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The adoption of ASU 2013-11 did not have a material impact on our consolidated financial statements.

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

In November 2014, the FASB issued ASU 2014-16 – Derivatives and Hedging: Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity. ASU 2014-16 clarifies how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. ASU 2014-16 is effected for the interim and annual periods beginning after December 15, 2015. The Company has not yet assessed the impact ASU 2014-16 will have upon adoption.

Ener-Core, Inc.

Notes to Consolidated Financial Statements (continued)

Note 3 - Inventory

Inventory consists of Power Oxidizer parts used interchangeably as raw materials and as spare parts for the EC 250 units installed to date. Inventory totaled $53,000 and $29,000 as of December 31, 2014 and 2013 respectively. The Company had no inventory reserve during 2014 or 2013.

Note 4 - Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	December 31, 2014	December 31, 2013
Prepaid rent	$27,000	$26,000
Prepaid insurance	31,000	11,000
Prepaid licenses	—	6,000
Prepaid fees	5,000	3,000
Prepaid deposit	8,000	—
Prepaid professional fees	20,000	—
Total	$91,000	$46,000

Note 5 - Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31, 2014	December 31, 2013
Machinery and equipment	$1,013,000	$849,000
Office furniture and fixtures	198,000	198,000
Computer equipment and software	149,000	97,000
Total cost	1,360,000	1,144,000
Less accumulated depreciation	(605,000)	(380,000)
Net	$755,000	$764,000

Ener-Core, Inc.

Notes to Consolidated Financial Statements (continued)

Assets recorded under capital leases and included in property and equipment in our balance sheets consist of the following:

	December 31, 2014	December 31, 2013
Machinery and equipment	$27,000	$27,000
Computer equipment and software	46,000	17,000
Total assets under capital lease	73,000	44,000
Less accumulated amortization	(21,000)	(1,000)
Net assets under capital lease	$52,000	$43,000

Depreciation expense for the year ended December 31:

	2014	2013
Research and development	$120,000	$76,000
General and administrative	113,000	130,000
	$233,000	$206,000

Amortization of assets under capital lease was $20,000 and $1,000 for the years ended December 31, 2014 and 2013, respectively.

Note 6 - Intangibles, Net

Intangibles, net consisted of the following:

	December 31, 2014	December 31, 2013
Patents	$80,000	$80,000
Less accumulated amortization	(46,000)	(39,000)
Net	$34,000	$41,000

Ener-Core, Inc.

Notes to Consolidated Financial Statements (continued)

Our patents are amortized over their remaining life.  Amortization expense related to these intangible assets was $7,000 for the years ended December 31, 2014 and 2013.

Amortization expense on intangible assets is $7,000 per year for the years ending December 31, 2015 through December 31, 2018, and $6,000 for the year ending December 31, 2019.

We continue to invest in our intellectually property portfolio and are actively filing for patent protection for our technology in both the United States and abroad.  The costs, including legal, associated with compiling and filing patent applications are expensed in selling, general and administrative expenses as incurred.

Note 7 - Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2014	December 31, 2013

Accrued professional fees	$267,000	$81,000
Accrued payroll	-	26,000
Accrued vacation	92,000	76,000
Accrued expense reports	-	29,000
Accrued board fees	13,000	-
Accrued taxes	-	7,000
Accrued other	49,000	12,000
Accrued liabilities owed by Parent - reimbursable under Contribution Agreement	35,000	35,000
Total accrued expenses	$456,000	$266,000

Note 8 – Convertible Secured Notes Payable

Secured Notes

Secured Notes payable activity is summarized in the table below:

	Secured Notes	Debt Discount	Net Total
Original Value - April 16, 2014	$4,575,000	$(3,236,000)	$1,339,000
Amortization of debt discount	-	540,000	540,000
Capitalization of Interest Payable	2,000	-	2,000
Conversion and redemption of secured Notes Payable	(4,577,000)	2,696,000	(1,881,000)
Ending balance – December 31, 2014	$-	$-	$-

Ener-Core, Inc.

Notes to Consolidated Financial Statements (continued)

On April 16, 2014, the Company issued $4.6 million of convertible secured promissory notes (“Secured Notes”) in a private placement to five institutional investors. The Secured Notes and related detachable warrants are governed by a Securities Purchase Agreement (the “SPA”) dated as of April 15, 2014.

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

The Secured Notes were issued with detachable warrants to purchase up to 4.1 million shares of its common stock, exercisable for five years with an initial exercise price of $0.78 per share subject to potential future anti-dilution adjustments for the exercise price in the event the Company issues equity securities at a price per share lower than the warrant exercise price. On September 22, 2014, the warrants issued had the exercise price reduced to $0.50 per share with a further exercise price reduction to be 80% of the 10 day average volume weighted exercise price for the the ten trading days prior to March 24, 2015. On March 24, 2015 the warrant exercise price was reduced to $0.11 per share.

The SPA provides for the investors to continue to have participation rights for two years from the date of the agreement. Each investor, on a pro-rata basis, shall have the right but not the obligation to participate in up to 50% of any future financing.

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

The Secured Notes were initially recorded net of a discount of $3.2 million, reflecting the original issue discount of $0.6 million, the fair value of the warrants and embedded derivatives within the Secured Notes on the issuance date of $2.1 million and $0.5 million in costs related to the issuance of the Secured Notes. See below for further detail on the fair value of the warrants and derivatives. The $3.2 million debt discount was amortized through interest expense on the consolidated statements of operations over the term of the Secured Notes.

Amendment to Secured Notes

On July 11, 2014, the Company entered into a letter agreement with the investors who are parties to the SPA. The letter agreement amended certain terms of the SPA and the Secured Notes issued thereunder.

Ener-Core, Inc.

Notes to Consolidated Financial Statements (continued)

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

Conversion and Redemption of Secured Notes Payable

On August 14, 2014, we entered into a Conversion and Redemption Agreement (each, an "Agreement" and together the "Agreements") with each holder of the Secured Notes. Pursuant to the Agreements:

●	The conversion price of the Secured Notes was adjusted to $0.20 per share. As a result of this change, we adjusted the fair value of the conversion feature to $103,000 immediately prior to the conversion;

●	The holders of the Secured Notes converted a portion of the Secured Notes held by them, in an aggregate amount of $2,711,000, into 13,555,000 shares of our common stock in the aggregate based on the adjusted conversion price;

●	The holders of the Secured Notes redeemed a portion of the Secured Notes held by them for cash, in the aggregate amount of $1,833,000, from the funds held in the control account;

●	The Secured Notes were cancelled immediately following the foregoing conversion and redemption. The fair value of the conversion feature was accelerated to income and we recorded a loss on conversion of $2,414,000; and

●	$405,000, net of $17,000 of legal fees, of the funds held in the control account was transferred to us immediately after the closing of the Agreements.

Ener-Core, Inc.

Notes to Consolidated Financial Statements (continued)

The closing of the Agreements occurred on August 15, 2014, and we received funds from the control account on August 18, 2014. The following reflect changes to our financial statements resulted upon the conversion and redemption of the secured notes payable:

Increase (decrease)
Operating Cash	$405,000
Restricted Cash	$(2,288,000)
Convertible Note	$(4,575,000)
Discount on convertible note	$(2,515,000)
Derivative liabilities	$(104,000)
Common stock	$1,000
Paid in capital	$2,710,000

Outstanding shares	13,555,000

Derivative Liabilities

We evaluate any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock to determine if they are indexed to an entity’s own stock.

The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants and embedded conversion features using the Binomial pricing model using the following assumptions:

2014
Annual dividend yield	-
Expected life (years)	1.25-5.0
Risk-free interest rate	0.04%-0.96%
Expected volatility	47%-151%

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

Ener-Core, Inc.

Notes to Consolidated Financial Statements (continued)

The fair values of the April 2014 warrants and embedded derivatives, which require bifurcation from the debt host, were initially recorded within long-term liabilities on the consolidated balance sheets. The embedded derivatives relate to the conversion option, redemption in the case of an event of default and redemption in the case of a change in control features of the convertible secured note. On August 14, 2014, the convertible secured note related derivatives were marked to market with the change recorded as an adjustment to the carrying value of these liabilities and a gain on derivatives liabilities recorded in the consolidated statements of operations and the remaining carrying value was eliminated when the underlying debt was redeemed and converted as described above. The April 2014 warrants will continue to be marked to market quarterly, with any change recorded as an adjustment to the carrying value of these liabilities and the gain or (loss) on warrant derivative liabilities recorded in the consolidated statements of operations. The fair value of the warrants and embedded derivatives from the issuance date to the December 31, 2014 declined $1.7 million. The following table provides a reconciliation of the derivative liability activity:

	Warrants Liability	Embedded Note Conversion Feature	Total
Original Value - April 16, 2014	$1,250,000	$828,000	$2,078,000
Adjustment to fair value, Conversion Feature, August 14, 2014	-	(724,000)	(724,000)
Conversion of convertible secured notes	-	(104,000)	(104,000)
Adjustment to fair value, Warrants	(848,000)	-	(848,000)
Ending balance – December 31, 2014	$402,000	$-	$402,000

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

Inputs used in measuring fair value are prioritized into a three-level hierarchy based on whether the inputs to those measurements are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. The fair-value hierarchy requires the use of observable market data when available and consists of the following levels:

●	Level 1 – Quoted prices for identical instruments in active markets;

●	Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets; and

●	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

Ener-Core, Inc.

Notes to Consolidated Financial Statements (continued)

The following tables present information on the Company’s financial instruments as of December 31, 2014:

	Fair Value	Level 1	Level 2	Level 3

Cash and cash equivalents, including restricted cash	$2,226,000	$2,226,000	$-	$-
Warrant derivative liability	$402,000	$-	$-	$402,000

Note 10 - Notes and Capital Leases Payable

Notes Payable

On October 24, 2013, we entered into a Loan, Security and Guarantee agreement with the Export-Import Bank of the United States (“Ex-Im Bank”).  Under this agreement, pursuant to the Global Credit Express Program, we can borrow up to a maximum amount of $400,000 from November 4, 2013 until November 4, 2014. The agreement was not renewed in 2014.  All outstanding principal and accrued and unpaid interest under each disbursement is due and payable in full on November 4, 2014 or per the conditions precedent noted below.  Interest accrues at a rate of 4.24% per year. There were no outstanding principal amounts as of December 31, 2014 and 2013.

Capital Leases Payable

Capital leases payable consisted of the following:

	December 31, 2014	December 31, 2013
Capital lease payable to De Lange Landon secured by forklift, 10.0% interest, due on October 1, 2018, monthly payment of $452	$17,000	$20,000
Capital lease payable to Dell Computers secured by computer equipment, 15.09% interest, due on November 16, 2016, monthly payment of $592.	12,000	17,000
Capital lease payable to Dell Computers secured by computer equipment, 15.09% interest, due on December 15, 2016, monthly payment of $590.	8,000	-
Capital lease payable to Dell Computers secured by computer equipment, 15.09% interest, due on January 3, 2017, monthly payment of $405.	12,000	-
Total capital leases	49,000	37,000
Less: current portion	(19,000)	(8,000)
Long-term portion of capital leases	$30,000	$29,000

Ener-Core, Inc.

Notes to Consolidated Financial Statements (continued)

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of December 31, 2014, are as follows:

	Year Ending December 31	Amount
	2015	$24,000
	2016	24,000
	2017	6,000
	2018	5,000
Net minimum lease payments		59,000
Less: Amount representing interest		(9,000)
Less: Taxes		(1,000)
Present value of net minimum lease payments		49,000
Less: Current maturities of capital lease obligations		(19,000)
Long-term capital lease obligations		$30,000

Note 11 - Equity

Common Stock Issuances

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

In November 2013, we sold and issued 1,500,000 shares of our common stock at $1.00 per share, for which we received proceeds of approximately $1,375,000 net of offering costs of approximately $125,000.  In connection with this financing, we issued warrants for the purchase of up to 120,000 shares of our common stock to placement agents. The warrants have an exercise price of $1.00 per share and expire five years from issuance. In 2014, the investors in this offering threatened legal action surrounding claims of misrepresentations made by the Company. The dispute was settled in December 2014 as described below.

On August 15, 2014, we issued 13,555,000 shares of our common stock to the holders of the Secured Notes for the conversion of $2,711,000 of Secured Notes held by them based on the adjusted conversion price described in Note 9 above.

On September 22, 2014, we sold and issued 26,666,658 shares of our common stock to 36 accredited investors at $0.15 per share (the “September 2014 PIPE”). We received net cash proceeds of $3,844,000 consisting of $4,000,000 in gross proceeds reduced by $156,000 in cash offering costs consisting of cash placement fees of $73,000 and legal fees of $32,000. In addition to the cash offering costs, we also issued: (1) 1,000,000 restricted shares of the Company’s common stock valued at $150,000; and (2) warrants to purchase up to 1,325,000 shares of the Company’s common stock at an exercise price of $0.50 per share. The warrants issued for placement agent fees are exercisable for a period of four years after their issuance dates. The warrants issued to the placement agents were recorded to offering costs at fair value of $296,000 using the Black-Scholes option pricing model using a market price of $0.27 per share on the date of issuance, a risk free rate of 1.8%, a dividend rate of 0%, and volatility of 151%.

Ener-Core, Inc.

Notes to Consolidated Financial Statements (continued)

In connection with the September 2014 PIPE transaction, the Company entered into a Registration Rights Agreement with the Investors (the “Registration Rights Agreement”), pursuant to which the Company was required to file a registration statement related to the September 2014 PIPE transaction with the SEC covering the resale of the Shares that were issued to the Investors. The Company filed the initial registration statement on October 22, 2014 and the registration statement was declared effective on November 13, 2014.

In December 2014 the Company settled a legal claim made by the two investors who invested $1,500,000 in November 2013 as described above. The investors claimed that the Company was required to raise a total of $5,000,000 as a condition of their investment participation, did not properly register all shares issued, and did not satisfy the financing condition despite the issuance of the convertible debt offering dated April 15, 2014. The Company disputed this claim but to avoid costly legal expenses, in December 2014 the Company issued 423,077 shares of its common stock and a total of 1,923,077 warrants to settle the claim in full.

The Company’s Convertible Note holders provided a waiver of any price reset rights in July 2014 before the conversion of the notes in August 2014. This waiver also applied to the price reset rights of the convertible note warrants remaining as of December 31, 2014. See further discussion of the warrants issued in Note 12 below.

Note 12 - Stock Options and Warrants

On July 1, 2013, our Board of Directors adopted and approved the 2013 Equity Incentive Award Plan.  The plan authorizes us to grant non-qualified stock options and restricted stock purchase rights to purchase up to 14,000,000 shares of our common stock with vesting to employees (including officers) and other service providers. To date, all issuances under the 2013 Equity Incentive Award Plan have been stock options. No restricted shares have been issued under the 2013 Equity Incentive Award Plan.  At December 31, 2014, 0.8 million shares were available for future grants and total unrecognized deferred stock compensation expected to be recognized over the remaining vesting period of 3.89 years for outstanding grants was $4.0 million.

On March 25, 2015, the Company’s Board of Directors approved an increase in the authorized shares available for grants under the Company’s 2013 Equity Incentive Award Plan from 14,000,000 shares of common stock to 21,000,000 shares of common stock.

In April 2014, all outstanding employee stock options granted under the 2013 Equity Incentive Award Plan were cancelled and reissued by our Board of Directors with an exercise price of $0.35 per share. Each reissued stock option grant had 15% of the stock option vesting immediately and the remainder in 1/36th in monthly increments over the next three years. As a result of the cancellation and reissuance of the options, we recognized a non-cash charge of $840,000 for the incremental change in fair value of the cancelled and reissued options over the vesting period of the reissued options. This cancellation and reissuance affected 21 employees who held 8.6 million stock options as of the date of the cancellation and reissuance.

The fair value of option awards and warrants issued is estimated on the grant date using the Black-Scholes option valuation model for all warrants except for the warrants issued in April 2014 in conjunction with the April 2014 Convertible Debt offering which are estimated on the grant date and on subsequent measuring dates using the binomial method as described in Note 8.

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by us.  The following table presents the range of grant date assumptions used to estimate the fair value of options and warrants granted for the year ended December 31, 2014.

December 31, 2014
Expected volatility	71- 185%
Dividend yield	0.00%
Risk-free interest rate	1.55-1.70%
Expected life (in years)	4.5- 8.2

Ener-Core, Inc.

Notes to Consolidated Financial Statements (continued)

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

Stock-based award activity was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life	Value
Balance, December 31, 2013	8,910,000	$1.289	6.30
Forfeited during 2014	(1,532,400)	0.48
Cancelled during 2014	(8,610,000)	1.29
Reissued during 2014	8,610,000	0.35
Granted during 2014	5,985,266	0.25
Balance, December 31, 2014	13,362,866	$0.30	6.51	$47,000
Exercisable on December 31, 2014	3,644,471	$0.37	5.53	$2,000

The options granted have a contract term ranging between five and seven years.  Options granted during 2014 had vesting schedules between zero and four years. Options cancelled and reissued had portions vested immediately and the remainder over a three year period, with 15% - 100% of the options vesting immediately upon grant and the remainder ratably over the vesting term.

Ener-Core, Inc.

Notes to Consolidated Financial Statements (continued)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2014:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number of	Contractual	Exercise	Number of	Exercise
Prices	Shares	Life	Price	Shares	Price
		(In years)
$0.15 - $0.25	4,675,000	8.50	$0.19	-	$-
$0.26 - $0.50	8,687,866	5.44	$0.37	3,644,471	$0.37
Total	13,362,866	6.51	$0.30	3,644,471	$0.37

Stock based compensation expense consisted of the following:

	Year ended December 31
	2014	2013
Research and development	$1,435,000	$737,000
General and administrative	2,025,000	992,000
Total	$3,460,000	$1,729,000

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

Ener-Core, Inc.

Notes to Consolidated Financial Statements (continued)

Restricted stock activities in 2014 were as follows:

		Weighted-
		Average
		Grant
	Shares	Price
Balance, December 31, 2013	1,677,000	$0.001
Repurchase of unvested restricted shares	(92,000)	$
Vested, year ended December 31, 2014	(799,000)	$
Unvested balance, December 31, 2014	786,000	$0.001

The remaining unvested restricted shares vest over the next twelve months.

Under the terms of the stock option plan, we repurchased 92,000 shares from an employee for $92 during the year ended December 31, 2014.

Warrants

From time to time, we issue warrants to purchase shares of our common stock to investors, note holders and to non-employees for services rendered or to be rendered in the future. Each warrant gives the holder the right to purchase one share of the Company’s common stock at a fixed exercise price or “strike” price. For certain warrant series, the fixed exercise price may be adjusted lower upon certain conditions.

The following table provides a reconciliation of the warrant activity for the year ended December 31, 2014:

	Warrants Outstanding
	Number of Warrants	Weighted- Average Exercise Price per Share
Balance outstanding at January 1, 2014	631,087	$0.80
Warrants issued	9,152,929	0.52
Warrants exercised	-	-
Balance outstanding at December 31, 2014	9,784,016	$0.54
Warrants exercisable at December 31, 2014	9,784,016	$0.54

As of December 31, 2014, warrants outstanding had a weighted average remaining life of 4.01 years and no intrinsic value.

Ener-Core, Inc.

Notes to Consolidated Financial Statements (continued)

Warrants outstanding as of December 31, 2014 consist of :

	Issue Date	Expiry Date	Number of Warrants	Exercise Price per Share
2013 Services Warrants – July	Jul-13	Jul-18	474,687	$0.75
2013 Services Warrants – August	Aug-13	Aug-18	36,400	0.75
2013 Services Warrants – November	Nov-13	Nov-18	120,000	1.00
2014 Services Warrants – April (1)	Apr-14	Apr-19	682,836	0.78
2014 Convertible Notes Warrants (2)	Apr-14	Apr-19	4,097,016	0.50
2014 Services Warrants – September (3)	Aug-14	Aug-19	800,000	0.50
2014 PIPE Warrants – September (4)	Sept-14	Sept-18	1,325,000	0.50
2014 Services Warrants – November (5)	Nov-14	Nov-18	325,000	0.50
2014 Settlement Warrants – December (6)	Dec-14	Dec-19	1,923,077	0.50
Balance outstanding at December 31, 2014			9,784,016	$0.54
Warrants exercisable at December 31, 2014			9,784,016	$0.54

(1)	The 2014 Services Warrants – April were issued for fees incurred in conjunction with the 2014 Convertible Notes. The warrants were valued on the issuance date at $0.23 per warrant in conjunction with the valuation approach used for the 2014 Convertible Notes Warrants initial valuation.
(2)

The 2014 Convertible Notes Warrants (“Convertible Notes Warrants”) were issued in conjunction with the April 2014 Convertible Notes described in Note 8 above. The Convertible Notes Warrants were originally issued with an exercise price of $0.78 per share and have anti-dilution price protection whereby if the Company issues any common stock, or securities convertible or exercisable into common stock at a price per share less than the exercise price of the Convertible Notes Warrants, the Company is obligated to reduce the exercise price of the Convertible Notes Warrants to an exercise price at, or below the new issuance price. On September 22, 2014, the Company issued approximately 26.7 million common shares at a price per share of $0.15 as described in Note 11 above. In conjunction with this issuance, the Company received a waiver from the warrant holders which waived the reset of their exercise price which would have been to $0.15 per share. The terms of the waiver required the Company to reduce the warrant exercise price to $0.50 per share, from $0.78 per share and also required the Company to make a further adjustment to the exercise price on March 22, 2015. On that date, the Company is obligated to reset the warrant exercise price to the lower of the current exercise price of $0.50 per warrant, or to an exercise price equivalent to 70% of the weighted average price of the Company’s common stock for the preceding 10 trading days prior to March 24, 2015. The Company currently accounts for the Convertible Notes Warrants as derivative liabilities. On March 24, 2015 the Company adjusted the exercise price of the Convertible Notes Warrants to $0.11 per share. Issuances of future securities below $0.11 per share would require an additional reduction in the Convertible Notes Warrants exercise price.

(3)	The 2014 Services Warrants – September were issued to a consultant in exchange for advisory services with no readily available fair value. The warrants were originally issued at $0.78 per warrant and had a one-time price reset provision to the exercise price of the Convertible Notes Warrants if the exercise price of the Convertible Notes Warrants changed prior the September 30, 2014. On September 22, 2014, the exercise price was changed to $0.50 per warrant. There are no further exercise price changes for this warrant series. The warrants were valued using the Black-Scholes option pricing model at $131,000 on the issuance date with an additional $6,000 recorded to expense on September 22, 2014 to reflect the change in fair value resulting from the exercise price change.

Ener-Core, Inc.

Notes to Consolidated Financial Statements (continued)

(4)	On September 22, 2014 the Company issued 1,325,000 warrants with a strike price of $0.50 per warrant in conjunction with placement agent services for the Company’s September 2014 private equity placement. The warrants were valued using the Black-Scholes option pricing model at $296,000 on the issuance date.
(5)	On November 26, 2014, the Company issued 325,000 warrants with a strike price of $0.50 per warrant for compensation for investor relations services provided. The warrants were valued using the Black-Scholes option pricing model at $43,000 on the issuance date.
(6)	On December 1, 2014, the Company issued 961,539 warrants with a strike price of $0.78 per warrant and on December 15, 2014 issued 961,538 warrants with a strike price of $0.50 per warrant to settle legal disputes resulting from claims made by the investors in the November 2013 private equity placement. The warrants issued on December 1, 2014 were issued concurrent with 423,077 shares of the Company’s common stock in partial settlement of the claim from two investors. The Company settled all remaining claims with all remaining investors in the November 2013 private placement on December 15, 2014 by issuing the second tranche of warrants and setting the price of each warrant series issued at $0.50 with no further reset provisions. The combined issuance of the warrants and expense resulting from any price changes were valued using the Black-Scholes option pricing model at $246,000 and expensed to general and administrative expense.

Note 13 - Income Taxes

Income tax provision for the year ended December 31, 2014 and the year ended December 31, 2013 consists of the following:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Current income tax expense:
Federal	$—	$—
State	1,000	1,000
Total	$1,000	$1,000
Deferred income tax expense:
Federal	—	—
State	—	—
Total	$—	$—
Provision for income taxes	$1,000	$1,000

Due to net losses, effective tax rate for the periods presented was 0%.

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The valuation allowance increased by $ 4.2 million from December 31, 2013 to December 31, 2014.

	December 31, 2014	December 31, 2013
Deferred tax assets:
Net operating loss carry-forward	$8,276,000	4,033,000
Valuation allowance	(8,276,000)	(4,033,000)
Net deferred tax assets	$—	$—

Ener-Core, Inc.

Notes to Consolidated Financial Statements (continued)

A significant component of our deferred tax assets consisted of net operating loss carry-forwards.  We have evaluated the available evidence supporting the realization of our deferred tax assets, including the amount and timing of future taxable income, and have determined it is more likely than not that the assets will not be fully realized and a full valuation allowance is necessary as of December 31, 2014 and 2013.  As of December 31, 2014, we have federal and state net operating loss carry-forwards of approximately $16.1 million and $16.2 million, respectively, which expire through 2032.  The utilization of net operating loss carry-forwards may be subject to limitations under provision of the Internal Revenue Code Section 382 and similar state provisions.

We follow ASC 740 related to accounting for uncertain tax positions, which prescribes a recognition threshold and measurement process for recording in the financial statements, uncertain tax positions taken or expected to be taken in a tax return.  Under this provision, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. Tax benefits of an uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained based on technical merits.  We did not have any uncertain income tax position as of December 31, 2014 and 2013.

Note 14 - Related Party Transactions

There were no related party transactions for the year ended December 31, 2014.

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

Related party interest expense was $10,000 for the year ended December 31, 2013. There was no related party interest expense for the year ended December 31, 2014.

Note 15 - Commitments and Contingencies

We may become a party to litigation in the normal course of business.  We accrue for open claims based on our historical experience and available insurance coverage.  In the opinion of management, there are no legal matters involving us that would have a material adverse effect upon our financial condition, results of operations or cash flows.

Ener-Core, Inc.

Notes to Consolidated Financial Statements (continued)

EECT Agreement

On December 31, 2012, we entered into a Master Purchase and Resale Agreement (“MPRSA”) with EECT. As part of this agreement, EECT is committed to buy a certain number of the FP250 and related optional equipment in order to maintain exclusivity in the region.  The pricing for the first unit was $760,000, and subsequent units will be sold at a higher price than the first unit.  In accordance with the MPRSA, EECT placed a Purchase Order (“PO”) with us on December 31, 2012, for the purchase of the first unit at $760,000.  The order was conditional on the issuance of an irrevocable letter of credit to us, according to the terms of the PO.  Such irrevocable letter of credit was issued on March 1, 2013, in the amount of 533,000 Euros, and we acknowledged the acceptance of the PO on the same date.  On November 14, 2013, we shipped the FP250 and on December 24, 2013, we received the proceeds from the letter of credit.  We had deferred all amounts received on our contract with EECT until the contract was substantially completed, which occurred in June 2014, at which time the entire contract, including change orders, was recorded as revenue.   As of December 31, 2014 and December 31, 2013, we had a provision for contract loss of approximately $0 and $100,000, respectively, related to our contract with EECT.

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

The following table presents the changes in the product warranty accrual included in accrued expenses in the accompanying consolidated balance sheets as of December 31, 2014:

2014
Beginning balance, January 1, 2014	$-
Charged to cost of revenues	311,000
Usage	(69,000)

Ending balance, December 31, 2014	$242,000

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

Ener-Core, Inc.

Notes to Consolidated Financial Statements (continued)

Future minimum rental payments under operating leases that have initial noncancellable lease terms in excess of one year as of December 31, 2014 are as follows:

2015	$327,000
2016	329,000
2017	3,000
2018	2,000
$661,000

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of each lease.  Rent expense, net of sublease income, was $365,000 and $211,000 for the years ended December 31, 2014 and 2013, respectively.

Our current headquarters is located at 9400 Toledo Way, Irvine, California 92618.  The property consists of a mixed use commercial office, production, and warehouse facility of 32,649 square feet.  Effective August 1, 2013, we assumed this lease (the “Lease”) from FEES.  The Lease has a remaining term of 24 months and expires December 31, 2016.  The current monthly rent payment is $26,044 and increases on an annual basis.

We also lease space from the Regents of the University of California, Irvine, for the installation and demonstration of the FP250 equipment. The lease has a monthly payment of $7,780 and expires on January 1, 2015 and is month-to-month thereafter.

Note 16 -  Subsequent Events

On March 24, 2015, the Company reduced the exercise price of the 2014 Convertible Notes Warrants from $0.50 per warrant to $0.11 per warrant.

On March 25, 2015, the Company’s Board of Directors approved an increase in the authorized shares available for grants under the Company’s 2013 Equity Incentive Award Plan from 14,000,000 shares of common stock to 21,000,000 shares of common stock.

