Form 10-Q
period 2015-03-31
Ener-Core Inc.
filed 2015-05-15
CIK 1495536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of March 31, 2015 there were 114,106,439 shares of the issuer's common stock outstanding.

ENER-CORE, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FINANCIAL STATEMENTS

Index to the Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014	4

Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2015 and 2014	5

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014	6

Notes to Unaudited Condensed Consolidated Financial Statements	8

Ener-Core, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$398,000	$2,176,000
Accounts receivable, net	99,000	107,000
Restricted cash	50,000	50,000
Inventory	112,000	53,000
Prepaid expenses and other current assets	119,000	91,000
Total current assets	778,000	2,477,000
Property and equipment, net	1,473,000	755,000
Intangibles, net	33,000	34,000
Deposits	28,000	27,000
Total assets	$2,312,000	$3,293,000
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	1,092,000	612,000
Accrued expenses	452,000	456,000
Accrued warranty expense	189,000	242,000
Derivative liabilities	692,000	402,000
Capital leases payable	25,000	19,000
Total current liabilities	2,450,000	1,731,000
Long term liabilities:
Deposits	8,000	23,000
Capital lease payable	32,000	30,000
Total liabilities	2,490,000	1,784,000
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value. Authorized 50,000,000 shares; no shares issued and outstanding at March 31, 2015 and December 31, 2014	-	-
Common stock, $0.0001 par value. Authorized 200,000,000 shares; 114,106,000 and 114,106,000 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	11,000	11,000
Additional paid-in capital	19,914,000	19,537,000
Accumulated deficit	(20,103,000)	(18,039,000)
Total stockholders’ equity (deficit)	(178,000)	1,509,000
Total liabilities and stockholders’ equity (deficit)	$2,312,000	$3,293,000

See accompanying notes to condensed consolidated financial statements.

Ener-Core, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2015	2014

Total revenues	$-	$-
Total costs of goods sold	-	-
Gross Profit (Loss)	-	-

Operating expenses:
Selling, general, and administrative	1,035,000	1,184,000
Research and development	737,000	792,000
Total operating expenses	1,772,000	1,976,000
Operating loss	(1,772,000)	(1,976,000)

Other (expenses):
Interest expense	(1,000)	(2,000)
Loss on revaluation of derivative liabilities	(291,000)	-
Total other (expenses)	(292,000)	(2,000)
Loss before provision for income taxes	(2,064,000)	(1,978,000)
Provision for income taxes	-	1,000
Net loss	$(2,064,000)	$(1,979,000)

Loss per share – basic and diluted	$(0.02)	$(0.03)
Weighted average common shares – basic and diluted	114,106,000	72,554,000

See accompanying notes to condensed consolidated financial statements.

Ener-Core, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows used in operating activities:
Net loss	$(2,064,000)	$(1,979,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60,000	60,000
Stock-based compensation	377,000	791,000
Loss on revaluation of derivative liabilities	291,000	—
Changes in assets and liabilities:
Accounts and other receivables	8,000	15,000
Payments on contract loss	—	(25,000)
Prepaid expenses and other current assets	(29,000)	(49,000)
Inventory	(59,000)	—
Accounts payable	480,000	182,000
Accrued expenses	(19,000)	1,000
Other liabilities	(54,000)	10,000
Net cash used in operating activities	(1,009,000)	(994,000)
Cash flows used in investing activities:
Purchases of property and equipment	(763,000)	(13,000)
Net cash used in investing activities	(763,000)	(13,000)
Cash flows from financing activities:

Repayment of capital leases payable	(6,000)	(2,000)
Net cash (used in) provided by financing activities	(6,000)	(2,000)
Net decrease in cash and cash equivalents	(1,778,000)	(1,009,000)
Cash and cash equivalents at beginning of period	2,176,000	1,201,000
Cash and cash equivalents at end of period	$398,000	$192,000

See accompanying notes to condensed consolidated financial statements.

6

Ener-Core, Inc. (Successor)

Condensed Consolidated Statements of Cash Flows (continued)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$1,000
Interest	$1,000	$2,000
Supplemental disclosure of non-cash activities:

Capital leases for purchase of equipment	$14,000	$29,000

See accompanying notes to condensed consolidated financial statements.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 - Organization

Organization

Ener-Core, Inc. (the “Company”, “we”, “us”, “our”), a Nevada corporation, was formed on April 29, 2010 as Inventtech, Inc.  On July 1, 2013, we acquired our wholly owned subsidiary, Ener-Core Power, Inc., (formerly Flex Power Generation, Inc.), a Delaware corporation.  The shareholders of Ener-Core Power, Inc. are now our majority shareholders and the management of Ener-Core Power, Inc. is now our management.  The acquisition was treated as a “reverse merger” and our financial statements are those of Ener-Core Power, Inc.  All equity amounts presented have been retroactively restated to reflect the reverse merger as if it had occurred November 12, 2012.

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

As provided in the Contribution Agreement dated November 12, 2012 (the “Contribution Agreement”) by and among FlexEnergy, Inc. (“FlexEnergy” or “Parent”), FlexEnergy Energy Systems, Inc. (“FEES”), and Ener-Core Power, Inc. (“Successor”), Ener-Core Power, Inc. was spun-off from FlexEnergy, Inc. as a separate corporation.  As a part of that transaction, Ener-Core Power, Inc. received all assets (including intellectual property) and certain liabilities pertaining to the Power Oxidizer business (Predecessor), the business carved out of Parent.  The owners of Predecessor did not distribute ownership of Successor entity pro rata.  The assets and liabilities were transferred to us and recorded at their historical carrying amounts since the transaction was a transfer of net assets between entities under common control.

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

Description of the Business

We design, develop, manufacture and have commercially deployed products based on proprietary technologies that we refer to collectively as “Power Oxidization” or “Power Oxidizer.” Our products aim to generate base-load, clean power from polluting waste gases including methane. We believe that our patented Power Oxidizer is the only solution of its kind that turns environmentally harmful waste gases with ultra-low energy densities or high levels of impurities into a profitable, “always on” source of clean energy, while at the same time, reducing gaseous emissions from industrial processes that contribute to air pollution and climate change.  Our technology offers a revolutionary alternative to the flaring (burning) of gaseous pollution while generating operating efficiencies and ensuring compliance with costly environmental regulations. We currently integrate the Power Oxidizer with gas turbines and generators to create power stations that utilize low-quality waste gases as their input fuel. Over time, we also plan to deploy a Power Oxidizer integrated with a steam boiler, in order to use low-quality waste gases to produce useful industrial-grade steam.

Our initial products, the EC250 and EC333, are complete systems consisting of our designed and patented Power Oxidizer, integrated with a 250kW and 333kW gas turbine and generator, respectively. The EC250 and EC333 have been designed to operate on fuels from 100% combustible gas down to concentrations of 5% or less combustible gas content.  The EC250 and EC333 have applications in landfill, oil production, coal mining, alcohol distilleries, petrochemical plants and other operations, and offers industrial process facilities two distinct value propositions: the destruction of low quality waste gases with no harmful emissions combined with the generation of on-site energy.

We are currently advanced in the development and first installation of our second commercial product, the Ener-Core Powerstation KG2-3GEF/PO (“KG2/PO”), which will combine our Power Oxidizer with a two megawatt gas turbine developed by Dresser-Rand a.s., a subsidiary of Dresser-Rand Group Inc. (“Dresser Rand”).  We have completed system layout and analytic models integrating our Power Oxidizer with the turbine and have initiated design and development of the KG2/PO.  We expect to field test units throughout 2015, with initial commercial shipments in early 2016.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

We sell our products directly and through distributors in various countries throughout the world, and also through Dresser-Rand, which is our first multinational licensee of our technology.

Going Concern

Our consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. Since our inception, we have made a substantial investment in research and development to develop the Power Oxidizer, have successfully deployed an EC250 field test unit at the U.S. Army base at Fort Benning, Georgia, and installed and commissioned our first commercial unit in the Netherlands in the second quarter of 2014. In November 2014 we signed a Commercial License Agreement with Dresser-Rand to incorporate our Power Oxidizer into Dresser-Rand’s 1.75MW turbine.

We have sustained recurring net losses and negative cash flows since inception and have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. Despite a capital raise of approximately $4.0 million in September 2014 and further capital raises of $5.8 million in April and May, 2015, we expect to require additional sources of capital to support the Company’s growth initiatives. We must secure additional funding to continue as a going concern and execute our business plan.

Management’s plan is to obtain such resources by obtaining capital sufficient to meet our operating expenses by seeking additional equity and/or debt financing. The cash and cash equivalents balance (including restricted cash) on December 31, 2014 and March 31, 2015, was approximately $2.2 million and $0.4 million (including restricted cash of $50,000), respectively.

We raised a total of $5.8 million of debt and equity capital in April and May 2015, as described in Note 11 below, and we expect that the combination of $0.4 million of cash as of March 31, 2015 and the capital raised in Q2 will continue to fund our working capital needs, general corporate purposes, and related obligations into 2016 at our current spending levels. However, we expect to require significantly more cash for working capital and as financial security to support our growth initiatives.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include our accounts and our wholly-owned subsidiary, Ener-Core Power, Inc.  All significant intercompany transactions and accounts have been eliminated in consolidation. All monetary amounts are rounded to the nearest one thousand, except certain per share amounts.

The accompanying financial statements have been prepared in accordance with GAAP.

Reclassifications

Certain amounts in the 2014 consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications have no effect on previously reported net loss.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

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

Foreign Currency Adjustments

Our functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Income statement accounts are translated at average rates for the year. At March 31, 2015 and December 31, 2014, we did not hold any foreign currency asset or liability amounts. Gains and losses resulting from foreign currency transactions are reported as other income in the period they occurred.

Concentrations of Credit Risk

Cash and Cash Equivalents

We maintain our non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation (“FDIC”) provides insurance coverage of up to $250,000. For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to these deposits. At March 31, 2015, we had $159,000 in excess of the FDIC limit.

We consider all highly liquid investments available for current use with an initial maturity of three months or less and are not restricted to be cash equivalents. We invest our cash in short-term money market accounts.

Restricted Cash

Collateral Account

Under a credit card processing agreement with a financial institution that was entered in 2013, we are required to maintain funds on deposit with the financial institution as collateral. The amount of the deposit, which is at the discretion of the financial institution, was $50,000 on March 31, 2015 and December 31, 2014.

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

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

As of March 31, 2015 and December 31, 2014, one and one customer, respectively, accounted for 100% of net accounts receivable for each period.

Accounts Payable

As of March 31, 2015 and December 31, 2014, sixteen and six vendors, respectively, collectively accounted for approximately 75% and 54% of our total accounts payable.

Inventory

Inventory, which consists of raw materials, is stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method. At each balance sheet date, we evaluate our ending inventory for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. At March 31, 2015 and December 31, 2014, we did not have a reserve for slow-moving or obsolete inventory.

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

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Impairment of Long-Lived Assets

We account for our long-lived assets in accordance with the accounting standards which require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical carrying value of an asset may no longer be appropriate. We consider the carrying value of assets may not be recoverable based upon its review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of March 31, 2015 and December 31, 2014, we do not believe there have been any impairments of our long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products will continue, which could result in impairment of long-lived assets in the future.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, derivative liabilities, and capital lease liabilities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2015 and December 31, 2014. The carrying amounts of short-term financial instruments are reasonable estimates of their fair values due to their short-term nature or proximity to market rates for similar items.

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

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

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

Revenues under long-term construction contracts are generally recognized using the completed-contract method of accounting. Long-term construction-type contracts for which reasonably dependable estimates cannot be made or for which inherent hazards make estimates difficult are accounted for under the completed-contract method. Revenues under the completed-contract method are recognized upon substantial completion – that is acceptance by the customer, compliance with performance specifications demonstrated in a factory acceptance test or similar event. Accordingly, during the period of contract performance, billings and costs are accumulated on the balance sheet, but no profit or income is recorded before completion or substantial completion of the work. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimate of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. As of March 31, 2015 and December 31, 2014, we had no provision for contract losses.

Research and Development Costs

Research and development costs are expensed as incurred.  Research and development was $737,000 and $792,000 for the periods ended March 31, 2015 and 2014, respectively.

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

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

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

Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive.  Options and warrants to purchase approximately 23.8 million and 9.3 million common shares were outstanding at March 31, 2015 and 2014, respectively, but were excluded from the computation of diluted loss per share due to the anti-dilutive effect on net loss per share.

	Three Months Ended March 31,
	2015	2014
	(unaudited)	(unaudited)

Net loss	$(2,064,000)	$(1,979,000)
Weighted average number of common shares outstanding:
Basic and diluted	114,106,000	72,554,000
Net loss attributable to common stockholders per share:
Basic and diluted	$(0.02)	$(0.03)

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

Note 3 - Inventory

Inventory consists of Power Oxidizer parts used interchangeably as raw materials and as spare parts for the EC250 units installed to date. Inventory totaled $112,000 and $53,000 as of March 31, 2015 and December 31, 2014, respectively. The Company had no inventory reserve during 2015 or 2014.

Note 4 - Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2015	December 31, 2014
	(unaudited)
Prepaid rent	$27,000	$27,000
Prepaid insurance	34,000	31,000
Prepaid licenses	4,000	—
Prepaid deposit	8,000	8,000
Prepaid fees	4,000	5,000
Prepaid legal fees	25,000	20,000
Prepaid other	17,000	—
Total	$119,000	$91,000

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Note 5 - Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31, 2015	December 31, 2014
	(unaudited)
Machinery and equipment	$861,000	$849,000
Office furniture and fixtures	204,000	198,000
Computer equipment and software	166,000	149,000
Construction in progress	907,000	164,000
Total cost	2,138,000	1,360,000
Less accumulated depreciation	(665,000)	(605,000)
Net	$1,473,000	$755,000

During the quarter ended March 31, 2015 the Company spent approximately $0.9 million on a multi-fuel test facility located at our headquarters in Irvine, California. We expect to place this self-constructed asset in service in the second quarter of 2015.

Assets recorded under capital leases and included in property and equipment in our balance sheets consist of the following:

	March 31, 2015	December 31, 2014
	(unaudited)
Machinery and equipment	$27,000	$27,000
Computer equipment and software	59,000	46,000
Total assets under capital lease	86,000	73,000
Less accumulated depreciation	(27,000)	(21,000)
Net assets under capital lease	$59,000	$52,000

Depreciation and amortization expense consisted of the following:

	Three Months Ended March 31,
	2015	2014
Research and development	$31,000	$29,000
General and administrative	29,000	29,000
	$60,000	$58,000

Amortization of assets under capital lease was $6,000 and $6,000 for the three months ended March 31, 2015 and 2014, respectively.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Note 6 - Intangibles, Net

Intangibles, net consisted of the following:

	March 31, 2015	December 31, 2014
	(unaudited)
Patents	$80,000	$80,000
Less accumulated amortization	(47,000)	(46,000)
Net	$33,000	$34,000

This intangible is amortized over its remaining life.  Amortization expense related to this intangible asset was $1,000 for the three months ended March 31, 2015 and 2014.

Amortization expense on intangible assets for the year ended December 31, 2015 and for each of the three succeeding years is $7,000 per year and a total of $6,000 thereafter.

We continue to invest in our intellectually property portfolio and are actively filing for patent protection for our technology in both the United States and abroad.  The costs, including legal, associated with compiling and filing patent applications are expensed in selling, general and administrative expenses as incurred.

Note 7 - Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2015	December 31, 2014
	(unaudited)
Accrued professional fees	$267,000	$267,000
Accrued vacation	99,000	92,000
Accrued expense reports	15,000	—
Accrued board of directors fees	30,000	13,000
Accrued taxes	3,000	—
Accrued other	3,000	49,000
Accrued liabilities owed by Parent - reimbursable under Contribution Agreement	35,000	35,000
Total accrued expenses	$452,000	$456,000

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Note 8 - Capital Leases Payable

Capital Leases Payable

Capital leases payable consisted of the following:

	March 31, 2015	December 31, 2014
	(unaudited)
Capital lease payable to De Lange Landon secured by forklift, 10.0% interest, due on October 1, 2018, monthly payment of $452.	$16,000	$17,000
Capital lease payable to Dell Computers secured by computer equipment, 15.09% interest, due on November 16, 2016, monthly payment of $608.	11,000	12,000
Capital lease payable to Dell Computers secured by computer equipment, 15.09% interest, due on December 15, 2016, monthly payment of $605.	11,000	12,000
Capital lease payable to Dell Computers secured by computer equipment, 15.09% interest, due on January 3, 2017, monthly payment of $400.	7,000	8,000
Capital lease payable to Dell Computers secured by computer equipment, 15.09% interest, due on January 3, 2017, monthly payment of $394.	12,000	-
Total capital leases	57,000	49,000
Less: current portion	(25,000)	(19,000)
Long-term portion of capital leases	$32,000	$30,000

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of March 31, 2015, are as follows:

	Period Ending December 31	Amount
	2015	$22,000
	2016	28,000
	2017	10,000
	2018	5,000
Net minimum lease payments		65,000
Less: Amount representing interest		(7,000)
Less: Taxes		(1,000)
Present value of net minimum lease payments		57,000
Less: Current maturities of capital lease obligations		(25,000)
Long-term capital lease obligations		$32,000

Note 9 - Equity, Stock Options, and Warrants

We issued no preferred stock or common stock for the quarter ended March 31, 2015.

Stock options

On July 1, 2013, our Board of Directors adopted and approved the 2013 Equity Incentive Plan and amended the plan on March 24, 2015 to increase the number of shares available to issue.  The plan authorizes us to grant non-qualified stock options and restricted stock purchase rights to purchase up to 21,000,000 shares of our common stock with vesting to employees (including officers) and other service providers.  At March 31, 2015, 7.0 million shares were available for future grants and total unrecognized deferred stock compensation expected to be recognized over the remaining weighted-average vesting periods of 2.3 years for outstanding grants was $3.2 million.

The fair value of option awards is estimated on the grant date using the Black-Scholes option valuation model.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

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

March 31 2015

Expected volatility	100-146%
Dividend yield	0.00%
Risk-free interest rate	1.10-2.15%
Expected life (in years)	3.0-6.8

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

Stock-based award activity was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life	Value
Balance, December 31, 2014	13,362,866	$0.30	6.51	47,000
Forfeited during 2015	(1,051,815)	0.34	-
Granted during 2015	1,662,000	0.17	-
Balance, March 31, 2015	13,973,051	$0.28	6.60	$432,000
Exercisable on March 31, 2015	4,386,754	$0.36	5.10	$41,000

The options granted have a contract term ranging between three and ten years.  Options granted prior to November 2014 vest over a 2.8 to 3 year period, with 33% of the options vesting three to six months after grant and the remainder ratably over the vesting term.  Options granted after November 2014 typically vest over a four year period, with 25% vesting after one year and the remainder ratably over the remaining three years.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

The following table summarizes information about stock options outstanding and exercisable at March 31, 2015:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number of	Contractual	Exercise	Number of	Exercise
Prices	Shares	Life	Price	Shares	Price
		(In years)
$0.15 - $0.25	6,237,000	$8.61	$0.18	426,794	$0.15
$0.26 - $0.50	7,736,051	5.00	$0.37	3,959,960	$0.38

	13,973,051	$6.60	$0.28	4,386,754	$0.36

Restricted stock activity for the quarter ended March 31, 2015 was as follows:

		Weighted-
		Average
		Grant
	Shares	Price
Balance, December 31, 2014	786,000	$0.001
Repurchase of unvested restricted shares	-	0.001
Vested	(197,000)	$0.001
Unvested Balance, March 31, 2015	589,000	$0.001

Stock based compensation expense consisted of the following:

	Three Months Ended March 31,
	2015	2014
	(unaudited)	(unaudited)

Research and development	$225,000	$284,000
General and administrative	152,000	507,000
	$377,000	$791,000

Warrants

From time to time, we issue warrants to purchase shares of our common stock to investors, note holders and to non-employees for services rendered or to be rendered in the future.

There were no new grants of warrants and no exercises or cancellation of warrants for the quarter ended March 31, 2015. The only warrant related activity was to reset the exercise price of the 2014 Convertible Notes Warrants as described below. Since the warrants are marked to market at each balance sheet date, the decrease in exercise price is incorporated into the valuation of the derivative liability for these warrants.

Of the 9,784,016 warrants outstanding at March 31, 2015, the weighted average exercise price per share was $0.38 and the weighted average remaining life was 3.78 years. The warrants outstanding as of March 31, 2015 had an intrinsic value of $574,000.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Warrants outstanding as of March 31, 2015 consist of:

	Issue Date	Expiry Date	Number of Warrants	Exercise Price per Share
2013 Services Warrants – July	Jul-13	Jul-18	474,687	$0.75
2013 Services Warrants – August	Aug-13	Aug-18	36,400	0.75
2013 Services Warrants – November	Nov-13	Nov-18	120,000	1.00
2014 Services Warrants – April (1)	Apr-14	Apr-19	682,836	0.78
2014 Convertible Notes Warrants (2)	Apr-14	Apr-19	4,097,016	0.11
2014 Services Warrants – September (3)	Aug-14	Aug-19	800,000	0.50
2014 PIPE Warrants – September (4)	Sept-14	Sept-18	1,325,000	0.50
2014 Services Warrants – November (5)	Nov-14	Nov-18	325,000	0.50
2014 Settlement Warrants – December (6)	Dec-14	Dec-19	1,923,077	0.50
Balance outstanding at December 31, 2014			9,784,016	$0.38
Warrants exercisable at December 31, 2014			9,784,016	$0.38

(1)	The 2014 Services Warrants – April were issued for fees incurred in conjunction with the 2014 Convertible Notes. The warrants were valued on the issuance date at $0.23 per warrant in conjunction with the valuation approach used for the 2014 Convertible Notes Warrants initial valuation.
(2)

The 2014 Convertible Notes Warrants (“Convertible Notes Warrants”) were issued in conjunction with the April 2014 Convertible Notes described above. The Convertible Notes Warrants were originally issued with an exercise price of $0.78 per share and have anti-dilution price protection whereby if the Company issues any common stock, or securities convertible or exercisable into common stock at a price per share less than the exercise price of the Convertible Notes Warrants, the Company is obligated to reduce the exercise price of the Convertible Notes Warrants to an exercise price at, or below the new issuance price. On September 22, 2014, the Company issued approximately 26.7 million common shares at a price per share of $0.15. In conjunction with this issuance, the Company received a waiver from the warrant holders which waived the reset of their exercise price which would have been to $0.15 per share. The terms of the waiver required the Company to reduce the warrant exercise price to $0.50 per share, from $0.78 per share and also required the Company to make a further adjustment to the exercise price on March 24, 2015. On March 24, 2015 the Company adjusted the exercise price of the Convertible Notes Warrants to $0.11 per share. Issuances of future securities below $0.11 per share would require an additional reduction in the Convertible Notes Warrants exercise price.  On April 2, 2015, the Company entered into exchange agreements with all warrant holders to exchange all of the Convertible Notes Warrants for 3,687,316 shares of the Company’s Common Stock.  The shares were issued on April 16, 2015.  See also Note 11 - Subsequent Events.

(3)	The 2014 Services Warrants – September were issued to a consultant in exchange for advisory services with no readily available fair value. The warrants were originally issued at $0.78 per warrant and had a one-time price reset provision to the exercise price of the Convertible Notes Warrants if the exercise price of the Convertible Notes Warrants changed prior the September 30, 2014. On September 22, 2014, the exercise price was changed to $0.50 per warrant. There are no further exercise price changes for this warrant series. The warrants were valued using the Black-Scholes option pricing model at $131,000 on the issuance date with an additional $6,000 recorded to expense on September 22, 2014 to reflect the change in fair value resulting from the exercise price change. See also derivative liabilities below.
(4)	On September 22, 2014 the Company issued 1,325,000 warrants with a strike price of $0.50 per warrant in conjunction with placement agent services for the Company’s September 2014 private equity placement. The warrants were valued using the Black-Scholes option pricing model at $296,000 on the issuance date.
(5)	On November 26, 2014, the Company issued 325,000 warrants with a strike price of $0.50 per warrant for compensation for investor relations services provided. The warrants were valued using the Black-Scholes option pricing model at $43,000 on the issuance date.
(6)	On December 1, 2014, the Company issued 961,539 warrants with a strike price of $0.78 per warrant and on December 15, 2014 issued 961,538 warrants with a strike price of $0.50 per warrant to settle potential legal disputes resulting from claims made by the investors in the November 2013 private equity placement. The warrants issued on December 1, 2014 were issued concurrent with the issuance of 423,077 shares of the Company’s common stock in partial settlement of the potential legal disputes arising from claims by two investors. The Company settled all remaining potential legal disputes with all of the remaining investors in the November 2013 private placement on December 15, 2014 by issuing the second tranche of warrants and setting the price of each warrant series issued at $0.50 with no further reset provisions. The combined issuance of the warrants and expense resulting from any price changes were valued using the Black-Scholes option pricing model at $246,000 and expensed to general and administrative expense.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Derivative Liabilities

We evaluate any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock to determine if they are indexed to an entity’s own stock.

We issued warrants for the purchase of up to 4,097,016 shares of our common stock in conjunction with our April 2014 Convertible Debt offering. During 2014, the convertible debt was either redeemed or converted into common stock of the Company. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants and embedded conversion features using the Binomial pricing model using the following assumptions:

2015
Annual dividend yield	-
Expected life (years)	4.04
Risk-free interest rate	0.99%
Expected volatility	134%

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

Note 10 -  Commitments and Contingencies

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

Future minimum rental payments under operating leases that have initial noncancelable lease terms in excess of one year as of March 31, 2015 are as follows:

Nine months ending December 31, 2015	303,000
Year ending December 31, 2016	415,000
$718,000

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the Lease.  Rent expense, was $79,000 for the three months ended March 31, 2015 and 2014.

Our current headquarters is located at 9400 Toledo Way, Irvine, California 92618.  The property consists of a mixed use commercial office, production, and warehouse facility of 32,649 square feet.  Effective August 1, 2014, we assumed this lease (the “Lease”).  The Lease has a remaining term of 21 months and expires December 31, 2016.  The monthly expense rent is $26,044 and increases on an annual basis.

In addition, we lease space from the Regents of the University of California, Irvine, for the installation and demonstration of the EC250 equipment. The lease expired on January 1, 2015 and reverted to a month-to-month lease with a monthly payment of $7,780. The university will provide certain goods and services including certain research and development services.

Note 11 -  Subsequent Events

On April 2, 2015, the Company entered into exchange agreements with the holders of all of the Convertible Notes Warrants issued in 2014 in conjunction with the April 2014 Convertible Notes offering. As of March 31, 2015, the warrants were carried as derivative liabilities. On April 16, 2015, the exchange transaction was completed, with the Company issuing 3,687,316 shares of the Company’s Common Stock (the “Exchange Shares”) in exchange for the return and cancellation of all of the Convertible Notes Warrants previously issued for the purchase of up to an aggregate 4,097,016 shares of the Company’s Common Stock. The Exchange Share are subject to a lock-up agreement that prohibits any sale or transfer (subject to certain limited exceptions) of the Exchange Shares until the earlier of June 1, 2015 or the first date that the weighted average price of the Company’s Common Stock equals or exceeds $0.30 (as adjusted for any stock split, stock dividend, stock combination, reclassification or similar transaction occurring after the closing of the exchange transaction) for each of ten (10) consecutive trading days.

On April 22, 2015, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with seven accredited investors (the “Investors”) for the sale of senior secured promissory notes (the “Notes”) and common stock purchase warrants (the “Warrants”) to such Investors (the financing transaction contemplated under the Purchase Agreement is hereinafter referred as the “April 2015 Financing”). In connection with the April 2015 Financing, on April 23, 2015, the registrant and its wholly owned subsidiary, Ener-Core Power also entered into a Pledge and Security Agreement with the Investors to secure their obligations under the Purchase Agreement, the Notes, the Warrants and the Pledge and Security Agreement. At the Closing of the April 2015 Financing on April 23, 2015, the Company sold and issued to the Investors: (a) Notes with aggregate principal amount of $3,100,000 and (b) Warrants for the purchase of up to 6,813,186 shares of the registrant’s common stock at an exercise price of $0.25 per Warrant, resulting in gross proceeds of $3,100,000. The Company paid placement and legal fees totaling approximately $175,000 of the $3,100,000 gross proceeds.

On May 1, 2015, the Company closed a private equity financing transaction with 30 accredited investors. The Company sold 5,400,000 shares of its Common Stock at $0.15 per share for gross proceeds of $810,000.

On May 7, 2015, the Company sold additional senior secured notes with an aggregate principal amount of $1,900,000 (the “May 2015 Notes”) and issued warrants for the purchase of up to 4,175,825 shares of the Company’s Common Stock (the “May 2015 Warrants”) to four accredited investors. The Company paid placement agents and legal fees totaling approximately $95,000 of the $1,900,000 in gross proceeds received in this financing transaction. The terms of the May 2015 Notes and May 2015 Warrants were substantially identical to the Notes and Warrants issued on April 23, 2015.

Item 2.  Management's Discussion and Analysis or Plan of Operations.

The following discussion and analysis of our financial condition is as of March 31, 2015. Our results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Overview

We design, develop, manufacture and have commercially deployed products based on proprietary technologies that generate base-load, clean power from polluting waste gases including methane. We consider “power” to consist of industrial grade heat used to generate electricity through a turbine, create steam through a boiler, or used in heat exchanger applications. We also strive to use our technologies to provide a power generating solution with a significantly reduced air emissions profile.  We refer to these technologies collectively as “Power Oxidization” or “Power Oxidizer” (previously called “Gradual Oxidation” and “Gradual Oxidizer,” respectively in our prior SEC filings).  Our patented Power Oxidizer turns one of the most potent pollution sources into a profitable, “always on” source of clean energy, while at the same time, reducing gaseous emissions from industrial processes that contribute to air pollution and climate change.  Our technology offers an alternative to the flaring (burning) of gaseous pollution while generating operating efficiencies and ensuring compliance with costly environmental regulations. We currently integrate the Power Oxidizer with gas turbines and generators to create power stations that utilize low-quality waste gases as their input fuel. Over time, we also plan to deploy a Power Oxidizer integrated with a steam boiler, in order to use low-quality waste gases to produce useful industrial-grade steam.

Power Oxidization allows for the extraction of heat energy from previously unusable low quality fuels, while significantly reducing harmful pollutants and enabling the production of useful energy products such as steam and electricity.  Power Oxidation can potentially unlock power generation (electricity and/or steam) for a wide range of low-quality waste gases that are typically flared or vented by a multitude of industries.  Our goal is to enable industrial process facilities to profitably generate clean energy from their existing waste gases, while at the same time, reduce the cost of compliance with local, state, and federal air quality regulations by avoiding the chemicals, catalysts and complex permitting required by competing systems.

We currently commercialize a 250 kilowatt (“kW”) and a 333 kW power-station, and are currently in the process of scaling up our technology to be integrated with a variety of larger turbines, resulting in larger power-stations that will provide an alternative to typical combustion-based power generation.   We also expect to integrate our Power Oxidizer technology with traditional steam boilers, thereby enabling the commercialization and deployment of systems that will convert low-quality waste gases to steam (with no electrical power) for certain customers that value industrial steam more than electrical power within their operations. Our first commercial products, the Ener-Core Power-Station EC250 (“EC250”, previously called “FP250”) and EC333 (“EC333”), combine our Power Oxidizer with a 250 kW or a 333 kW gas turbine, respectively, that were initially developed by Ingersoll-Rand, plc (“Ingersoll-Rand”), and subsequently enhanced by our predecessor, FlexEnergy, Inc. (“FlexEnergy,” “Parent,” or “Predecessor”).  Because our Power Oxidizer replaces a turbine’s standard combustor, the EC250 and EC333 can operate on a wide range of gaseous fuels, typically regarded as waste gases, that are much lower in quality than required by conventional turbines or engines, and with substantially lower emissions.

After deployment of EC250 development and field test units in 2011 and 2012, we shipped the first commercial EC250 on November 14, 2013 to the Netherlands per the terms of our agreement with Efficient Energy Conversion TurboMachinery, B.V. (“EECT”). That Power-station was officially commissioned and celebrated with a ribbon-cutting ceremony in June 2014. In May 2015, we announced the award of a second commercial EC250 unit expected to ship in late 2015 and as described further below.

We are currently developing our third commercial product, the Ener-Core Power-Station KG2-3GEF/PO (“KG2 with Power Oxidizer”, or “KG2/PO”), that will combine our Power Oxidizer with a two megawatt (“MW”) gas turbine developed by Dresser-Rand a.s., a subsidiary of Dresser-Rand Group Inc. (“Dresser Rand”).  We began the integration of our Power Oxidizer in late 2014 and expect to continue to invest in engineering resources to support the integration of this unit throughout 2015.

First Quarter Highlights

Dresser-Rand 1.75 MW Integration:

Throughout the quarter ended March 31, 2015, a significant portion of the Company’s resources, including nearly all of the Company’s engineering staff and additional consultants, was spent working on the integration of Ener-Core’s Power Oxidizer with the Dresser Rand KG2-3GEF turbine.

As previously disclosed, on November 14, 2014, and as filed with our Annual Report on Form 10-K on March 31, 2015 (Exhibit 10.22 thereto) with the SEC, Ener-Core entered into a global licensing agreement with the Dresser Rand Company (the “D-R Agreement”) to develop and market the Dresser Rand KG2-3GEF 1.75 MW gas turbine coupled with the Ener-Core Power Oxidizer. The D-R Agreement grants Dresser Rand exclusive rights to commercialize the Ener-Core Power Oxidizer, within ranges of 1-4 MW of power capacity, bundled with the Dresser Rand KG2 gas-turbine product line. As part of the agreement, Dresser Rand agreed to pay a $1.6 million initial license fee under the condition that Ener-Core is able to successfully scale up the technology from the current size of 250 kW to a size of 1.75 MW. Dresser Rand also agreed to achieve annual sales thresholds agreed to by both companies in order to retain the exclusivity of the commercial license. Upon payment of the initial license fee in full, Dresser Rand shall have an exclusive license to sell the Ener-Core Power Oxidizer within ranges of 1-4 MW of power capacity, bundled with a gas-turbine to generate electricity. Beginning in the fifth year, so long as Dresser Rand sells the agreed minimum quantity of units every year, or pays a “top up” license payment if the agreed minimum sales quantities are not achieved, Dresser Rand shall retain an exclusive license in the aforementioned 1-4 MW range of power capacity.

The D-R Agreement calls for a series of technical milestones. The first technical milestone involves the completion of the “Sub-Scale Acceptance Test” or “SSAT”. During the quarter ended March 31, 2015, the Company spent approximately $0.8 million to purchase the parts necessary to complete a “Multi-Fuel Test Facility” or “MFTF” and began the assembly of the MFTF in March 2015. The MFTF will be initially used to satisfy the SSAT milestone, once construction is completed later in the second quarter of 2015, and used in an engineering and sales capacity thereafter. In March 2015, we received a conditional order for the first two Dresser-Rand 1.75MW units which we expect to become a binding order once the SSAT milestone is complete.

The second technical milestone is the “Full-Scale Acceptance Test”, or “FSAT” which will begin after the SSAT is completed by early in the third calendar quarter. The FSAT is expected to be completed in early 2016. Both technical milestones are required prior to the delivery of the first commercial 1.75MW unit and we currently expect to ship the first two commercial KG2/PO units in early 2016 to a Dresser Rand customer.

The D-R Agreement also calls for the satisfaction of certain non-technical milestones (“Binding Conditions”) including: (i) proof by Ener-Core to Dresser Rand that Ener-Core’s intellectual property regarding its Power Oxidizer, has no existing claims or liens in existence; (ii) posting of a $1.6 million bond by Ener-Core on behalf of Dresser Rand for security on the license fee payments; (iii) proof to the satisfaction of Dresser Rand that Ener-Core has sufficient operating capital for twelve months, and (iv) Dresser Rand provides a written acknowledgement of an initial binding customer purchase order for a KG2-3GEF/PO unit.

In March 2015, the D-R Agreement was amended to change the second binding condition. The revised binding condition eliminates the need for a bond but requires the $400,000 quarterly cash payments due from Dresser Rand to be paid into a cash escrow account. Funds may be released from the cash escrow as follows: i) to Dresser Rand for up to $500,000 to reimburse Dresser Rand for certain engineering costs; ii) to Dresser Rand in the event of a default; or iii) to Ener-Core upon the satisfaction of the large scale acceptance test, as defined in the D-R Agreement. Ener-Core expects to complete the large scale acceptance test by Q1 of 2016. Ener-Core expects to pay Dresser Rand $125,000 per quarter from the escrowed cash for each of the next four quarters for engineering services related to the integration under the D-R Agreement.

Through May 14, 2015, three of the four binding conditions have been satisfied with the sole remaining condition being proof to the satisfaction of Dresser Rand that Ener-Core has sufficient operating capital for twelve months. We expect that the last condition will be satisfied in the second quarter of 2015. Until all four binding conditions have been satisfied, the D-R Agreement is not mutually binding and may be cancelled by either party.

Commercial Sales Efforts:

Our commercial sales and marketing focus during the first quarter of 2015 was to build from the successes in 2014 and to add to our sales team as we begin to roll out our technology. Our existing sales team began to work with the sales and marketing team from Dresser-Rand to develop a go-to-market strategy.

During the quarter we began to focus our sales resources and efforts towards the improved commercialization of our technology during the first quarter of 2015 and we increased our sales efforts through the hiring of two key sales and marketing executives with experience in the oil and gas, waste remediation and pollution control industries. In January 2015, we engaged the services of John Millard as Director of the Europe/Middle East Region. Mr. Millard will be based out of Zurich, Switzerland and has been tasked with marketing our Power Oxidizer technology into Europe and the Middle East, both of which are markets that have demonstrated a willingness and a desire to be early adopters of our technology. In March 2015, we hired Mark Owen as Director of Sales in North America. Mr. Owen brings years of industry experience including recent experience selling pollution control systems throughout North America, along with experience rolling out new technology solutions and building sales teams and processes. Mr. Owen will be based in our Irvine, California headquarters.

In January 2015, the first sale of our new KG2-3GEF/PO unit was announced by the customer, Pacific Ethanol, who placed a two unit order with Dresser Rand. We received our initial conditional order from Dresser-Rand in March 2015. That order is conditional on the successful satisfaction of the binding conditions and the SSAT, both described above in greater detail. We expect the conditional order to convert into a binding order in the second quarter of 2015.

In May 2015, we received an award for our second commercial 250 kW Powerstation to be installed at the closed Santiago Canyon Landfill in Orange County, California. The site currently flares the waste gas emitted from the landfill. Installation of our EC 250 Powerstation will allow the local utility to generate clean electricity from a declining waste gas source. The installation, expected to be completed in 2017, is part of a renewable energy project made possible by the California Energy Commission’s award of $1.5 million to the University of California, Irvine’s Advanced Power & Energy Program in January 2015. We expect a formal purchase order of approximately $900,000 to be issued in the second quarter of 2015. Once the system is fully operational, the municipality anticipates cost savings of $240,000 per year of avoided power purchases and gas flaring costs.

According to data from the Landfill Methane Outreach Program of the U.S. Environmental Protection Agency, at least 50 percent of the landfills in the U.S. are already at full capacity and hence “closed,” meaning no new landfill material is provided. When landfills close, they typically continue to emit harmful greenhouse gases for as long as 50 to 70 years after closure. The Santiago Canyon installation will be the first installation of an Ener-Core Powerstation at a “closed” landfill site in California and our first sale into a landfill managed by a small municipality. We believe that there are other significant opportunities available with other local governments or municipalities that often run local landfills. We believe that our technology can extend, or as it is in the case of Santiago Canyon, restart the power production of older closed landfills which would otherwise be forced to stop electricity production and either vent or flare the residual gases produced. We intend to use this project to prove the ability to extend the power generation life of a “closed” landfill well beyond the ability of existing landfill gas generation capabilities and as a viable solution to extend the life of landfill power generation.

During the quarter, one of our international distributors, Holland Renewable Energy Technologies, added an additional distribution partner to its commercial agreements. Holland Renewable Energy Technologies’ new distributor, Hofstetter B.V, will begin to distribute our Power Oxidizer solutions in 2015 in the European market. Hofstetter is a world leader in flaring technology systems and has installed over 1,600 flaring systems worldwide. We believe this partnership will result in increased market awareness in Europe, a market we see as increasingly receptive of our technology solutions and this partner provides an immediate and established market presence in Europe.

April 2015 Warrant Exchange

On April 2, 2015, the Company entered into warrant exchange agreements (the “Exchange Agreements”) with five accredited investors (the “April 2014 Investors”) that held warrants for the purchase of up to an aggregate of 4,097,015 shares of the registrant’s common stock par value $0.0001 per share (the “Common Stock”) that were issued on April 16, 2014 (the “April 2014 Warrants”) in connection with the Company’s April 2014 senior secured convertible notes and warrants financing transaction (the “April 2014 Financing”). Pursuant to the Exchange Agreements, the April 2014 Investors collectively agreed to surrender for cancellation all of their April 2014 Warrants in exchange for the registrant issuing to them an aggregate 3,687,316 shares of our Common Stock (the “Exchange Shares”). Further, upon delivery of the Exchange Shares, the Securities Purchase Agreement by and between the Company and the April 2014 Investors, the April 2014 Warrants and all of the other agreements entered into by the Company and the April 2014 Investors in connection with the April 2014 Financing were terminated and cancelled in full. Under the Exchange Agreement, the Company granted the April 2014 Investors a right of first refusal to participate in any future sale of the Company’s equity or equity equivalent securities on a pro rata basis up to 50% of the securities offered in such sale, from the closing of the exchange transaction until April 16, 2016, except for a registered underwritten public offering. In the event that the Company engages in a registered underwritten public offering of its Common Stock and the offering price per share in such registered offering is more than 85% of the closing sale price of the Company’s Common Stock on the date of pricing of such offering, then the participation right shall be 20% of the securities offered in such registered offering. The Exchange Shares are subject to a separate lock-up agreement that prohibits any sale or transfer (subject to certain limited exceptions) of the Exchange Shares until the earlier of June 1, 2015 or the first date that the weighted average price of the Company’s Common Stock equals or exceeds $0.30 (as adjusted for any stock split, stock dividend, stock combination, reclassification or similar transaction occurring after the closing of the exchange transaction) for each of ten (10) consecutive trading days.

Financing Activities:

Between January 1, 2015 and March 31, 2015, we had no financing activities. Subsequent to quarter end, between April 1, 2015 and May 6, 2015 we closed approximately $5.8 million of debt and equity financings consisting of:

$810,000 Equity Financing Transaction:

On May 1, 2015, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) and Registration Rights Agreement with 30 accredited investors (the “Equity Investors”) and sold to the investors an aggregate of 5,400,000 shares (the “Shares”) of the Company’s Common Stock, at a per share purchase price of $0.15 per share. At the Closing, the Company received gross proceeds of approximately $810,000 from the sale of the Shares.

The Securities Purchase Agreement

Pursuant to the Purchase Agreement, the Company agreed to sell and issue to the Equity Investors an aggregate 5,400,000 shares of the Company’s Common Stock, at a per share purchase price of $0.15 per share and for an aggregate purchase price of $810,000. The Purchase Agreement included customary representations and warranties by each party thereto.  In addition, the Company agreed to use proceeds from the sales of the Shares for working capital and general corporate purposes.

The Registration Rights Agreement

Pursuant to the Registration Rights Agreement, the Company granted piggyback registration rights to the Equity Investors in connection with the Shares issued pursuant to the Purchase Agreement on subsequent registration statements filed by registrant (except for registration statements on Form S-8, Form S-4 or similar or successor forms, and registrations on any form that does not include substantially the same information as would be required to be included in a registration statement covering the sale of the Shares). These piggyback registration rights are subject to “cut-back” provisions whereby the underwriter has the ability to limit the number of the Shares included in a registration statement filed by the Company in connection with an underwritten public offering of the Company’s Common Stock.

$5.0 Million Debt Financing Transaction:

On April 22, 2015, we entered into the first of two nearly identical debt financings (collectively the “Debt Financing”). The first debt financing was closed on April 23, 2015 for $3.1 million (the “April 2015 Financing”) and the second debt financing was closed on May 7, 2015 for $1.9 million (the “May 2015 Financing”), with a combined total of 11 accredited investors (the “Investors”) for both financings. The Company and each Investor entered into a Securities Purchase Agreement for the sale of senior secured promissory notes (the “2015 Notes”) and common stock purchase warrants (the “2015 Warrants”) to such Investors. In connection with the April 2015 Financing, on April 23, 2015, the Company and its wholly owned subsidiary, Ener-Core Power, Inc. (“ECP”) also entered into a Pledge and Security Agreement (the “Pledge and Security Agreement”) with the collateral agent for the Investors to secure their obligations under the transaction documents relating to the Debt Financing. On May 7, 2015, the Company and the collateral agent for the Investors entered into that certain First Amendment to the Pledge and Security Agreement (the “Security Agreement Amendment”), pursuant to which Investors in the May 2015 Financing were added as secured parties along with the April 2015 Investors (as defined herein) under the terms of the Pledge and Security Agreement.

The closing of the April 2015 Financing occurred on April 23, 2015 (the “First Closing”). At the First Closing, the Company sold and issued: (a) senior secured notes with aggregate principal amount of $3,100,000 (the “April 2015 Notes”) and (b) warrants for the purchase of up to 6,813,186 shares of the Company’s Common Stock (the “April 2015 Warrants”), resulting in gross proceeds of $3,100,000. Placement and legal fees totaling $175,000 were due upon the funding of the $3,100,000 gross proceeds.

The closing of the May 2015 Financing occurred on May 7, 2015 (the “Second Closing”). At the Second Closing, the Company sold and issued: (a) senior secured notes with an aggregate principal amount of $1,900,000 (the “May 2015 Notes”) and (b) warrants for the purchase of up to 4,175,825 shares of the Company’s Common Stock (the “May 2015 Warrants”), resulting in gross proceeds of $1,900,000. Placement and legal fees totaling $95,000 were due upon the funding of the $1,900,000 gross proceeds.

The April 2015 Securities Purchase Agreement (the “April 2015 SPA”)

Pursuant to the April 2015 SPA, the Company agreed to sell and issue the April 2015 Notes and April 2015 Warrants (collectively, the “April 2015 Securities”) to the seven accredited investors (the “April 2015 Investors”). Under the terms of the April 2015 SPA, each April 2015 Investor agreed to pay $1,000 for each $1,000 of principal amount of April 2015 Notes and April 2015 Warrants. The April 2015 SPA included customary representations and warranties by each party thereto.  In addition, the Company agreed:

●	To use proceeds from the sales of the April 2015 Securities for general working capital purposes;

●	To reimburse the lead investor for $45,000 in costs and expenses relating to the transactions contemplated under the April 2015 SPA;

●	To effect a reverse stock split of the Company’s Common Stock that initially yields a post-split stock price of at least $4.00 per share of Common Stock within the three (3) months following the First Closing;

●	To secure the listing of Company’s Common Stock upon a national securities exchange no later than six (6) months following the First Closing; and

●	To complete a firm commitment underwritten public offering registered under the Securities Act with aggregate gross proceeds to the Company which equal or exceed $10,000,000 (a “Qualified Public Offering”), no later than six (6) months following the First Closing.

The May 2015 Securities Purchase Agreement (the “May 2015 SPA”)

Pursuant to the May 2015 SPA, the Company agreed to sell and issue the May 2015 Notes and May 2015 Warrants (collectively, the “May 2015 Securities”) to four accredited investors (the “May 2015 Investors”). Under the terms of the May 2015 SPA, each May 2015 Investor agreed to pay $1,000 for each $1,000 of principal amount of May 2015 Notes and May 2015 Warrants. The May 2015 SPA included customary representations and warranties by each party thereto.  In addition, the Company agreed:

●	To use proceeds from the sales of the May 2015 Securities for general working capital purposes;

●	To effect a reverse stock split of the Common Stock that initially yields a post-split stock price of at least $4.00 per share of Common Stock within the three (3) months following April 23, 2015;

●	To secure the listing of Company’s Common Stock upon a national securities exchange no later than six (6) months following April 23, 2015; and

●	To complete a Qualified Public Offering no later than six (6) months following the First Closing.

The 2015 Notes

The April 2015 Notes mature on April 23, 2017 and the May 2015 Notes mature on May 7, 2017. The April 2015 Notes and the May 2015 Notes (collectively the “2015 Notes”) each bear an interest rate of 12.00% per annum (which increases to 18% in the event of default) payable monthly in cash. The 2015 Notes are secured by a guaranty by ECP as well as current and future assets of the Company and ECP (excluding certain intellectual property assets described more fully below) pursuant to the Pledge and Security Agreement. In addition, the Investors have the following rights:

●	The 2015 Notes are convertible under limited circumstances consisting solely of any time following an event of default under the terms of the 2015 Note (an "Event of Default Conversion Period") or during the period from the consummation of a Qualified Public Offering and continuing for thirty (30) days thereafter (a "QPO Conversion Period"). During an Event of Default Conversion Period, each holder is entitled to convert any portion of the outstanding principal on their 2015 Note, plus any accrued and unpaid interest and applicable late payment charges with respect to such principal (collectively, a “Conversion Amount”) into shares of the Company’s Common Stock. During a QPO Conversion Period, each holder is entitled to convert up to 50% of their outstanding principal, and accrued and unpaid interest into Common Stock. The conversion rate shall be determined by dividing (1) the Conversion Amount by (2) a conversion price which shall be: (A) during an Event of Default Conversion Period, a price per share equal to 85% of the arithmetic average of the five (5) lowest weighted average prices of the Common Stock during the fifteen (15) consecutive trading day period ending on the trading day immediately preceding the applicable conversion date, (B) as of any conversion date occurring during a QPO Conversion Period, a price per share equal to the offering price to the public of the Common Stock offered for sale by the Company in such Qualified Public Offering and (C) as to any conversion date occurring during a Conversion Period that is both an Event of Default Conversion Period and a QPO Conversion Period, the lower of (x) the price set forth in clause (A) and (y) the price set forth in clause (B). In addition, during a QPO Conversion Period, if the Company issues any securities of the Company directly or indirectly convertible, exchangeable or exercisable into Common Stock in connection with a Qualified Public Offering (“QPO Derivative Securities”), each holder, automatically and without having to pay any additional consideration to the Company, shall receive the same number of QPO Derivative Securities per share of Common Stock receivable upon such conversion as was received by the holders in the applicable Qualified Public Offering. However, in any case, the Company shall not be permitted to effect any conversion if, following such conversion, a holder would beneficially own more than 9.99% of the shares of Common Stock after giving effect to such conversion.

●	Each holder may require the Company to redeem the 2015 Notes at a price equal to 115% of the Conversion Amount being redeemed (a) upon the Company’s default under the 2015 Notes, or (b) if the Company enters into a merger or consolidation, or sell or assign all or substantially all of its assets. In addition, at any time from and after the date that is the six month anniversary of the original issuance date of the 2015 Notes, each holder shall have the right, in its sole and absolute discretion, at any time or times, to require that the Company redeem all or any portion of the Conversion Amount of their 2015 Note then outstanding at price equal to 100% of the Conversion Amount of the portion of the 2015 Note being redeemed.

At any time after the issuance of the 2015 Notes, other than (i) at any time during which an event of default has occurred and is continuing or (ii) from the time the Company publicly announces a Qualified Public Offering through and including the date that is thirty (30) days immediately following the consummation of such Qualified Public Offering, the Company has the right to redeem all or any portion of the Conversion Amount then remaining under the 2015 Notes (a “Company Optional Redemption”); provided, that the aggregate Conversion Amount under 2015 Notes being redeemed shall be at least $500,000, or such lesser amount that is then outstanding under the 2015 Notes. The conversion price for such Company Optional Redemption shall be a price equal to 100% of the Conversion Amount of the 2015 Notes being redeemed.

The 2015 Warrants

The 2015 Warrants entitle their holders to purchase shares of Common Stock at an exercise price of $0.25 per share, and will expire on the 60-month anniversary of their issuance date. The 2015 Warrants may be exercised anytime, and on a “cashless” basis if a registration statement covering the resale of the shares underlying the 2015 Warrants is not then available; provided, however, that the Company shall not affect any exercise if, following such exercise, a holder would beneficially own more than 4.99% of the shares of Common Stock outstanding immediately after giving effect to such exercise.

The Pledge and Security Agreement

Pursuant to the Pledge and Security Agreement, in order to secure their respective obligations under the transaction documents of the Debt Financing, each of the Company and ECP agreed to grant the collateral agent, for the benefit of the April 2015 Investors, a security interest in substantially all of its assets (the “Collateral”). On May 7, 2015, the Company and ECP entered into the Security Agreement Amendment with the collateral agent, in order to amend the Pledge and Security Agreement to add the May 2015 Investors as secured parties (along with the April 2015 Investors) under the Pledge and Security Agreement to whom the Company and ECP granted a security interest in the Collateral. However, the Collateral excludes the Company’s patents, any licenses and other rights granted under the Company’s D-R Agreement and also any intellectual property developed or to be developed under the D-R Agreement.

Going Concern

Our consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. Since our inception, we have made a substantial investment in research and development to develop the Power Oxidizer, have successfully deployed an EC250 field test unit at the U.S. Army base at Fort Benning, Georgia, and installed and commissioned our first commercial unit in the Netherlands in the second quarter of 2014. In November 2014, we signed the D-R Agreement to incorporate our Power Oxidizer into Dresser-Rand’s 1.75MW turbine.

We have sustained recurring net losses and negative cash flows since inception and have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. Despite a capital raise of approximately $4.0 million in September 2014 and further capital raises of $5.8 million in April and May, 2015, we expect to require additional sources of capital to support the Company’s growth initiatives. We must secure additional funding to continue as a going concern and execute our business plan.

Management’s plan is to obtain such resources by obtaining capital sufficient to meet our operating expenses by seeking additional equity and/or debt financing. The cash and cash equivalents balance (including restricted cash) on December 31, 2014 and March 31, 2015, was approximately $2.2 million and $0.4 million (including restricted cash of $50,000), respectively.

We raised a total of $5.8 million of debt and equity capital in April and May 2015, as described above, and we expect that the combination of $0.4 million of cash as of March 31, 2015 and the capital raised in Q2 will continue to fund our working capital needs, general corporate purposes, and related obligations into 2016 at our current spending levels. However, we expect to require significantly more cash for working capital and as financial security to support our growth initiatives.

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

Concentrations of Credit Risk

Cash and Cash Equivalents

We maintain our non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation (“FDIC”) provides insurance coverage of up to $250,000.  For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to these deposits.  At March 31, 2015, we had $159,000 in excess of the FDIC limit.

We consider all highly liquid investments available for current use with an initial maturity of three months or less and are not restricted to be cash equivalents.  We invest our cash in short-term money market accounts.

Restricted Cash

Under a credit card processing agreement with a financial institution that was entered in 2014, we are required to maintain funds on deposit with the financial institution as collateral.  The amount of the deposit, which is at the discretion of the financial institution, was $50,000 on March 31, 2015 and December 31, 2014.

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

At March 31, 2015 and December 31, 2014, we did not have any allowance for doubtful accounts.  Although we expect to collect amounts due, actual collections may differ from the recorded amounts.

As of March 31, 2015 and December 31, 2014, one customer, accounted for 100% of total accounts receivable. There were no revenues for the three months ended March 31, 2015.

Accounts Payable

As of March 31, 2015 and December 31, 2014, sixteen and six vendors accounted for approximately 75% and 54%, respectively, of our total accounts payable.

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

Revenues under long-term construction contracts are generally recognized using the completed-contract method of accounting.  Long-term construction-type contracts for which reasonably dependable estimates cannot be made or for which inherent hazards make estimates difficult are accounted for under the completed-contract method. Revenues under the completed-contract method are recognized upon substantial completion – that is acceptance by the customer, compliance with performance specifications demonstrated in a factory acceptance test or similar event.  Accordingly, during the period of contract performance, billings and costs are accumulated on the balance sheet, but no profit or income is recorded before completion or substantial completion of the work.  Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable.  Changes in estimate of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. We had no recorded contract losses as of March 31, 2015 or December 31, 2014.

Research and Development Costs

Research and development costs are expensed as incurred.  Research and development was $737,000 and $792,000 for the three months ended March 31, 2015 and 2014, respectively.

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

Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive.  Options and warrants to purchase approximately 23.8 million and 9.3 million common shares were outstanding at March 31, 2015 and 2014, respectively, but were excluded from the computation of diluted loss per share due to the anti-dilutive effect on net loss per share.

	Three Months Ended March 31,
	2015	2014
	(unaudited)	(unaudited)
Net loss	$(2,064,000)	$(1,979,000)
Weighted average number of common shares outstanding:
Basic and diluted	114,106,000	72,554,000
Net loss attributable to common stockholders per share:
Basic and diluted	$(0.02)	$(0.03)

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 requires that an entity's management evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Substantial doubt about an entity's ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Certain disclosures are necessary in the footnotes to the financial statements in the event that conditions or events raise substantial doubt about an entity's ability to continue as a going concern. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter and early application is permitted. The Company has not yet assessed the impact ASU 2014-15 will have upon adoption.

In November 2014, the FASB issued ASU 2014-16 – Derivatives and Hedging: Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity ("ASU 2014-16"). ASU 2014-16 clarifies how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. ASU 2014-16 is effected for the interim and annual periods beginning after December 15, 2015. The Company has not yet assessed the impact ASU 2014-16 will have upon adoption.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2015, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2014

	Three Months Ended March 31,
	2015	2014
	(unaudited)

Total revenues	$-	$-
Total costs of goods sold	-	-
Gross Profit (Loss)	-	-

Operating expenses:
Selling, general, and administrative	1,035,000	1,184,000
Research and development	737,000	792,000
Total operating expenses	2,083,000	1,976,000
Operating loss	(1,772,000)	(1,976,000)

Other income (expenses):
Interest expense	(1,000)	(2,000)
Loss on revaluation of derivative liabilities	(291,000)	-
Total other income (expenses), net	(292,000)	(2,000)
Loss before provision for income taxes	(2,064,000)	(1,978,000)
Provision for income taxes	-	1000
Net loss	$(2,064,000)	$(1,979,000)

Loss per share – basic and diluted	$(0.02)	$(0.03)
Weighted average common shares – basic and diluted	114,106,000	72,554,000

Revenue, Cost of Goods Sold and Gross Profit/(Loss)

We had no revenues for both the quarter ended March 31, 2015 or 2014 and, therefore, we had no cost of goods sold or gross profit or loss.

Selling, general and administrative expenses

Selling, general and administrative expenses costs include officer compensation, salaries and benefits, stock-based compensation expense, consulting fees, legal expenses, intellectual property costs, accounting and auditing fees, investor relations costs, insurance, public company reporting costs and listing fees, and corporate overhead related costs.  Total selling, general and administrative expenses for the three months ended March 31, 2015 decreased $149,000 or 12.6% to $1,035,000 from $1,184,000 for the same period of the prior year.  The decrease of $149,000 was primarily due to a decrease in stock-based compensation expense.

Research and development

Research and development costs include development expenses for the Power Oxidizer and integration expenses related to our Power Oxidizer products with other partners such as Dresser Rand and include salaries and benefits, consultant fees, cost of supplies and materials for samples and prototypes, depreciation, as well as outside services costs.  Research and development expense for the three months ended March 31, 2015 decreased $55,000 or 6.9% to $737,000 from $792,000 for the same period of the prior year.   The decrease is due to the net effect of a decrease in stock-based compensation expense of $271,000 and an increase in of $216,000 for increased engineering headcount for employees hired in late 2014 to support the integration of the D-R Agreement and materials and supplies to support the integration efforts.

Other Expenses:

Other expenses consisted primarily of the change in the market value of warrants accounted for as derivative liabilities and which were issued in conjunction with the Company’s April 2014 Financing. The warrants were issued in April 2014 and therefore there was no comparable expense for the quarter ended March 31, 2014.

Net Loss

For the three months ended March 31, 2015, our net loss was approximately $2.1 million, primarily from selling, general and administrative expenses of $1.8 million, including stock-based compensation expenses and increased research and development costs for the Dresser Rand integration under the terms of the D-R Agreement and $0.3 million due to a loss on the mark to market revaluation of the April 2014 Warrants and accounted for as derivative liabilities. For the three months ended March 31, 2014, our net loss of $2.0 million, consisting primarily of operating expenses.

Earnings per share

Earnings per share, basic and diluted were ($0.02) and ($0.03) for the three months ended March 31, 2015 and 2014, respectively.

Liquidity

Cash Flows used in Operating Activities

Our cash used in operating activities were approximately $1.0 million for each of the three months ended March 31, 2015 and 2014, respectively.  Cash used in operating activities for the quarter ended March 31, 2015 resulted from a net loss of approximately $2.1 million, reduced by non-cash charges of $0.7 million for stock-based compensation, losses on revaluation of derivative securities, and depreciation and a decrease of $0.4 million of working capital, primarily due to an increase in accounts payable.   Cash used in operating activities for the quarter ended March 31, 2014 resulted from a net loss of approximately $2.0 million reduced by non-cash charges of $0.8 million for stock-based compensation and depreciation and a decrease of $0.2 million of working capital, primarily due to an increase in accounts payable.

Cash Flows from Investing Activities

Cash used in investing activities was attributable to the purchase of property and equipment of $763,000 and $13,000 for the three months ended March 31, 2015 and 2014, respectively. The increase in the 2015 period was due to our spending on our Multi-Fuel Test Facility which will be used to satisfy the initial sub scale acceptance test for the D-R Agreement.

Cash Flows from Financing Activities

Net cash used by financing activities of $6,000 and $2,000 for the three months ended March 31, 2015 and 2014, respectively, consisted of capital lease payments.

Capital Resources

Our principal capital requirements are to fund our working capital requirements, invest in research and development and capital equipment and the continued costs of public company filing requirements.  We have historically funded our operations through debt and equity financings.

For the three months ended March 31, 2015, we have incurred losses from operations and have an accumulated deficit of approximately $20.1 million, a net loss of approximately $2.1 million and we used cash in operations of approximately $1.0 million as of and for the three months ended March 31, 2015, which raises substantial doubt about our ability to continue as a going concern.

We expect to continue to incur substantial additional operating losses from costs related to the continuation of product and technology development and administrative activities.  Our cash on hand at March 31, 2015 was approximately $0.4 million (including restricted cash of $50,000).  Between April 23, 2015 and May 7, 2015, we closed a total of approximately $5.8 million of combined senior secured notes and sales of common stock financings and paid $0.4 million in costs and fees associated with these financings. On April 22, 2015, we entered into the first of two nearly identical debt financings. The first debt financing was closed on April 23, 2015 for $3.1 million and the second debt financing was closed on May 7, 2015 for $1.9 million to a combined total of 11 accredited investors. On May 1, 2015, the Company sold 5,400,000 shares of the Company’s Common Stock at a purchase price of $0.15 per share to 30 accredited investors and received gross proceeds of approximately $810,000 from the sale of the Shares. Each of these financings is described in further detail above.

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

Our principal sources of liquidity are cash and receivables.  As of March 31, 2015, cash and cash equivalents (including restricted cash) were $0.4 million or 17.2% of total assets compared to $2.2 million, or 66.1% at December 31, 2014.  The decrease in cash and cash equivalents was primarily attributable to cash used in operating activities of $1.0 million and $0.8 million of spending on fixed assets, primarily on the multi-fuel test facility.

The Company has not yet achieved profitable operations and has yet to establish an ongoing source of revenue to cover operating costs and meet its ongoing obligations. Our cash needs for the next 12 months are projected to be in excess of $9 million which includes the following:

●	Employee, occupancy and related costs: $3.6 million

●	Professional fees and business development costs: $1.2 million

●	Research and development programs: $2.5 million

●	Corporate filings: $0.5 million

●	Working capital: $1.5 million

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

As of March 31, 2015, the end of the quarterly period covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were ineffective at the reasonable assurance level.   Such conclusion is due to the presence of material weaknesses in internal control over financial reporting.  Management anticipates that our disclosure controls and procedures will remain ineffective until such material weaknesses are remediated.

Changes in Internal Control over Financial Reporting

Remediation of Material Weaknesses

To address our material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

We are attempting to remediate the material weaknesses in our disclosure controls and procedures and internal controls over financial reporting identified above by refining our internal procedures (see below).  During the quarter ended March 31, 2015, we initiated the following corrective actions, which management believes are reasonably likely to materially affect over our financial reporting as they are designed to remediate the material weaknesses as described above:

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

We do not expect to have fully remediated these material weaknesses until management has tested those internal controls and found them to have been remediated.  We expect to complete this process during our annual testing for fiscal 2015.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibit No.		Description

3.1	(1)	Articles of Incorporation, filed with the Secretary of State of the State of Nevada on April 29, 2010.

3.1(a)	(2)	Amended and Restated Articles of Incorporation, filed with the Secretary of State of the State of Nevada on April 29, 2010.

3.2	(1)	Bylaws of the Registrant.

3.2(a)	(2)	Amendment to Bylaws of the Registrant.

3.2(b)	(3)	Amended and Restated Bylaws of the Registrant.

3.3	(3)	Articles of Merger as filed with the Secretary of State of the State of Delaware on July 1, 2013

4.1	(5)	2013 Equity Incentive Award Plan, as amended on March 25, 2015.

4.2	(7)	Form of the Notes dated April 23, 2015.

4.3	(7)	Form of the Warrants dated April 23, 2015.

4.4	(9)	Form of the Notes dated May 7, 2015.

4.5	(9)	Form of the Warrants dated May 7, 2015.

10.1	(6)	Form of Exchange Agreement.

10.2	(6)	Form of Lock-Up Agreement.

10.3	(7)	Securities Purchase Agreement dated April 22, 2015.

10.4	(7)	Pledge and Security Agreement dated April 23, 2015.

10.5	(8)	Securities Purchase Agreement dated May 1, 2015.

10.6	(8)	Registration Rights Agreement dated May 1, 2015.

10.7	(9)	Securities Purchase Agreement dated May 7, 2015.

10.8	(9)	First Amendment to the Securities Purchase Agreement dated May 7, 2015.

10.9	(9)	First Amendment to the Pledge and Security Agreement dated May 7, 2015.

21.1	(4)	Subsidiaries of the Registrant.

31.1*		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*		XBRL Instance Document

101.SCH*		XBRL Taxonomy Extension Schema

101.CAL*		XBRL Taxonomy Extension Calculation Linkbase

101.DEF*		XBRL Taxonomy Extension Definition Linkbase

101.LAB*		XBRL Taxonomy Extension Label Linkbase

101.PRE*		XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
(1)	Incorporated by reference to the Registrant’s Form S-1 filed on March 24, 2011.
(2)	Incorporated by reference to the Registrant’s Form 8-K filed on April 17, 2013.
(3)	Incorporated by reference to the Registrant’s Form 8-K filed on April 24, 2013.
(4)	Incorporated by reference to the Registrant’s Form 8-K/A filed on August 29, 2013.
(5)	Incorporated by reference to the Registrant’s Form 8-K filed on March 30, 2015.
(6)	Incorporated by reference to the Registrant’s Form 8-K filed on April 7, 2015.
(7)	Incorporated by reference to the Registrant’s Form 8-K filed on April 23, 2015.
(8)	Incorporated by reference to the Registrant’s Form 8-K filed on May 1, 2015.
(9)	Incorporated by reference to the Registrant’s Form 8-K filed on May 7, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENER-CORE, INC. (Registrant)

Date: May 15, 2015	By:	/s/ Alain Castro
Alain Castro Chief Executive Officer

Date: May 15, 2015	By:	/s/ Domonic J. Carney
Domonic J. Carney Chief Financial Officer

