Form 10-Q
period 2015-06-30
Ener-Core Inc.
filed 2015-08-14
CIK 1495536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

9400 Toledo Way

Irvine, California 92618

 (Address of principal executive offices

And zip code)

(949) 616-3300

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐  No  ☒

As of June 30, 2015 there were 2,463,876 shares of the issuer’s common stock outstanding.

ENER-CORE, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FINANCIAL STATEMENTS

Index to the Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014	4

Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2015 and 2014	5

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014	6

Notes to Unaudited Condensed Consolidated Financial Statements — June 30, 2015	8

Ener-Core, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,230,000	$2,176,000
Accounts receivable, net	99,000	107,000
Restricted cash	50,000	50,000
Inventory	124,000	53,000
Prepaid expenses and other current assets	131,000	91,000
Total current assets	3,634,000	2,477,000
Property and equipment, net	1,956,000	755,000
Intangibles, net	31,000	34,000
Deposits	27,000	27,000
Total assets	$5,648,000	$3,293,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	890,000	612,000
Accrued expenses	465,000	456,000
Accrued warranty expense	260,000	242,000
Derivative liabilities	489,000	402,000
Convertible secured notes payable, net of discounts – short term	1,362,000	—
Capital leases payable—short term	25,000	19,000
Total current liabilities	3,491,000	1,731,000
Long term liabilities:
Deposits	19,000	23,000
Capital lease payable—long term	27,000	30,000
Convertible secured notes payable, net of discounts—long term	1,389,000	—
Total liabilities	4,926,000	1,784,000
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized 1,000,000 shares; no shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value; authorized 4,000,000 shares; 2,463,876 and 2,282,120 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	24,054,000	19,548,000
Accumulated deficit	(23,330,000)	(18,039,000)
Total stockholders’ equity	722,000	1,509,000
Total liabilities and stockholders’ equity	$5,648,000	$3,293,000

See accompanying notes to condensed consolidated financial statements.

Ener-Core, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$—	$810,000	$—	$810,000
Cost of goods sold:	—	803,000	—	803,000
Gross Profit	—	7,000	—	7,000

Operating expenses:
Selling, general, and administrative	1,280,000	1,607,000	2,311,000	2,791,000
Research and development	968,000	953,000	1,709,000	1,745,000
Total operating expenses	2,248,000	2,560,000	4,020,000	4,536,000
Operating loss	(2,248,000)	(2,553,000)	(4,020,000)	(4,529,000)

Other income (expenses):
Interest expense	(106,000)	(5,000)	(107,000)	(7,000)
Amortization of debt discount	(804,000)	(540,000)	(804,000)	(540,000)
Loss on exchange of warrants	(279,000)	—	(279,000)	—
Gain (loss) on valuation of derivative liabilities	209,000	130,000	(82,000)	130,000
Total other income (expenses), net	(980,000)	(415,000)	(1,272,000)	(417,000)
Loss before provision for income taxes	(3,228,000)	(2,968,000)	(5,292,000)	(4,946,000)
Provision for income taxes	—	—	—	1,000
Net loss	$(3,228,000)	$(2,968,000)	$(5,292,000)	$(4,947,000)

Loss per share—basic and diluted	$(1.34)	$(2.04)	$(2.26)	$(3.41)
Weighted average common shares—basic and diluted	2,408,200	1,449,240	2,345,500	1,449,240

See accompanying notes to condensed consolidated financial statements.

Ener-Core, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows used in operating activities:
Net loss	$(5,292,000)	$(4,947,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	63,000	120,000
Amortization of debt discount	804,000	540,000
Fair value of derivative liability	82,000	(130,000)
Stock-based compensation	741,000	2,369,000
Loss on exchange of warrants for common stock	279,000	—
Changes in assets and liabilities:
Accounts and other receivables	8,000	(141,000)
Payments on contract loss	—	(63,000)
Prepaid expenses and other current assets	(11,000)	(54,000)
Deferred revenue	—	(655,000)
Accounts payable	201,000	(5,000)
Accrued expenses	27,000	(61,000)
Other liabilities	—	21,000
Costs in excess of billings of uncompleted contracts	—	801,000
Net cash used in operating activities	(3,098,000)	(2,205,000)
Cash flows used in investing activities:
Restricted cash	—	(2,288,000)
Purchases of property and equipment	(1,251,000)	(13,000)
Net cash used in investing activities	(1,251,000)	(2,301,000)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	741,000	—
Proceeds from note payable, net	4,669,000	3,757,000
Repayment of capital leases payable	(7,000)	(6,000)
Net cash provided by financing activities	5,403,000	3,751,000
Net increase (decrease) in cash and cash equivalents	1,054,000	(755,000)
Cash and cash equivalents at beginning of period	2,176,000	1,201,000
Cash and cash equivalents at end of period	$3,230,000	$446,000

See accompanying notes to condensed consolidated financial statements.

Ener-Core, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(unaudited)

	Six Months Ended June 30,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$1,000
Interest	$45,000	$4,000
Supplemental disclosure of non-cash activities:
Capital leases for purchase of equipment	$10,000	$29,000
Debt discount and derivative liabilities recorded upon issuance of warrants and convertible secured notes	$2,750,000	$2,078,000
Common stock issued in exchange for warrant cancellation	$885,000	$—
Original issue discount of convertible secured note issued	$—	$572,000
Debt discount and accrued broker fees upon issuance of convertible secured note	$—	186,000
Debt discount for warrants issued for broker fee in convertible secured note	$—	$154,000
Warranty liability recorded for product commissioned	$—	$22,000

See accompanying notes to condensed consolidated financial statements.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1—Description of Business

Organization

Ener-Core, Inc. (the “Company”, “we”, “us”, “our”), a Nevada corporation, was formed on April 29, 2010 as Inventtech, Inc.  On July 1, 2013, we acquired our wholly owned subsidiary, Ener-Core Power, Inc., (formerly Flex Power Generation, Inc.), a Delaware corporation.  The stockholders of Ener-Core Power, Inc. are now our stockholders and themanagement of Ener-Core Power, Inc. is now our management.  The acquisition was treated as a “reverse merger” and our financial statements are those of Ener-Core Power, Inc..  All equity amounts presented have been retroactively restated to reflect the reverse merger as if it had occurred on November 12, 2012.

Reverse Merger

We entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ener-Core Power, Inc. and Flex Merger Acquisition Sub, Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”), pursuant to which the Merger Sub merged with and into Ener-Core Power, Inc., with Ener-Core Power, Inc. as the surviving entity (the “Merger”). Prior to the Merger, we were a public reporting “shell company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.  The Merger Agreement was approved by the boards of directors of each of the parties to the Merger Agreement.  In April 2013, the pre-merger public shell company effected a 30-for-1 forward split of its common stock.  All share amounts have been retroactively restated to reflect the effect of the stock split.

As provided in the Contribution Agreement dated November 12, 2012 (the “Contribution Agreement”) by and among FlexEnergy, Inc. (“FlexEnergy”), FlexEnergy Energy Systems, Inc. (“FEES”), and Ener-Core Power, Inc., Ener-Core Power, Inc. was spun-off from FlexEnergy as a separate corporation.  As a part of that transaction, Ener-Core Power, Inc. received all assets (including intellectual property) and certain liabilities pertaining to the Power Oxidizer business carved out of FlexEnergy.  The owners of FlexEnergy did not distribute ownership of Ener-Core Power, Inc. pro rata.  The assets and liabilities were transferred to us and recorded at their historical carrying amounts since the transaction was a transfer of net assets between entities under common control.

On July 1, 2013, Ener-Core Power, Inc. completed the Merger with us.  Upon completion of the Merger, we, immediately became a public company.  The Merger was accounted for as a “reverse merger” and recapitalization. As part of the Merger, 2,410,400 shares of outstanding common stock of the pre-merger public shell company were cancelled.  This cancellation has been retroactively accounted for as of the inception of Ener-Core Power, Inc. on November 12, 2012. Accordingly, Ener-Core Power, Inc. was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of Ener-Core Power, Inc.  Accordingly, the assets and liabilities and the historical operations that are reflected in the financial statements are those of Ener-Core Power, Inc. and are recorded at the historical cost basis of Ener-Core Power, Inc.  Our assets, liabilities and results of operations were de minimis at the time of the Merger.

Reverse Stock Split

The board of directors of the Company approved a reverse stock split of the Company’s authorized, issued and outstanding shares of common stock, par value $0.0001 per share, as well as the Company’s authorized shares of preferred stock, par value $0.0001 per share, of which no shares are issued and outstanding (together, the “Stock”), at a ratio of 1-for-50 (the “Reverse Stock Split”). The Reverse Stock Split became effective on July 8, 2015 (the “Effective Date”). As a result of the Reverse Stock Split, the authorized preferred stock decreased to 1,000,000 shares and the authorized common stock decreased to 4,000,000 shares. Both the preferred stock and common stock par value remained at $0.0001 per share.

On the Effective Date, the total number of shares of common stock held by each stockholder of the Company were converted automatically into the number of shares of common stock equal to: (i) the number of issued and outstanding shares of common stock held by each such stockholder immediately prior to the Reverse Stock Split divided by (ii) 50. The Company issued one whole share of the post-Reverse Stock Split common stock to any stockholder who otherwise would have received a fractional share as a result of the Reverse Stock Split, determined at the beneficial owner level by share certificate. As a result, no fractional shares were issued in connection with the Reverse Stock Split and no cash or other consideration will be paid in connection with any fractional shares that would otherwise have resulted from the Reverse Stock Split. The Reverse Stock Split also affected all outstanding options and warrants by dividing each option or warrant outstanding by 50, rounded up to the nearest option or warrant, and multiplying the exercise price by 50 for each option or warrant outstanding.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Description of the Business

We design, develop, and manufacture products based on proprietary technologies that aim to expand the operating range of gaseous fuel while improving emissions, which technologies we refer to collectively as “Power Oxidation” or “Power Oxidizer” (previously called “Gradual Oxidation” and “Gradual Oxidizer,” respectively, in our prior public disclosures). Our products aim to expand power generation into previously uneconomical markets while, at the same time, reduce gaseous emissions from industrial processes that contribute to air pollution and climate change. The Power Oxidizer integrates with a gas turbine and generator to create a power station.

Our product, the FP250, is a complete system consisting of our designed and patented Power Oxidizer, integrated with a gas turbine and generator. The FP250 has been designed to operate on fuels from 100% combustible gas down to concentrations of 5% or less combustible gas content. The FP250 has applications in landfill, oil production, coal mining, and other operations, and offers our customers two distinct value propositions: the destruction of low quality waste gases with no harmful emissions and the generation of energy from a renewable fuel source.

We are currently developing our second commercial product, the Ener-Core Powerstation KG2-3G/GO (“KG2”), which will combine our Power Oxidizer with a two megawatt gas turbine developed by Dresser-Rand a.s., a subsidiary of Dresser-Rand Group Inc. (“Dresser-Rand”). We have completed system layout and analytic models integrating our Power Oxidizer with the turbine and have initiated design and development of the KG2. We expect to field test units in 2015, with initial commercial shipments shortly thereafter.

We sell our products directly and through distributors in two countries, the United States and Netherlands.

Going Concern

Our consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. Since our inception, we have made a substantial investment in research and development to develop the Power Oxidizer, have successfully deployed an EC250 field test unit at the U.S. Army base at Fort Benning, Georgia, and installed and commissioned our first commercial unit in the Netherlands in the second quarter of 2014. In November 2014 we signed a Commercial License Agreement with Dresser-Rand (the “D-R Agreement”) to incorporate our Power Oxidizer into Dresser-Rand’s 1.75MW turbine. In August 2015, the D-R Agreement became a mutually binding agreement due to the satisfaction of certain binding conditions contained in the D-R Agreement.

We have sustained recurring net losses and negative cash flows since inception and have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. Despite a capital raise of approximately $4.0 million in September 2014 and further capital raises of $5.8 million in April and May 2015, we expect to require additional sources of capital to support the Company’s growth initiatives. We must secure additional funding to continue as a going concern and execute our business plan.

Management’s plan is to obtain capital sufficient to meet our operating expenses by seeking additional equity and/or debt financing, including through a proposed registered offering for which we filed a registration statement on July 29, 2015. The cash and cash equivalents balance (excluding restricted cash) on December 31, 2014 and June 30, 2015, was approximately $2.2 million and $3.2 million, respectively.

We raised a total of $5.8 million of debt and equity capital in April and May 2015, as described in Notes 8 and 11 below, and we expect that the $3.2 million of cash as of June 30, 2015 and the anticipated net proceeds from the proposed registered offering will continue to fund our working capital needs, general corporate purposes, and related obligations into 2016 at our current spending levels. However, we expect to require significantly more cash for working capital and as financial security to support our growth initiatives.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

We will pursue raising additional equity and/or debt financing to fund our operations and product development.  If future funds are raised through issuance of stock or debt, these securities could have rights, privileges, or preferences senior to those of our common stock and debt covenants that could impose restrictions on our operations. Any equity or convertible debt financing will likely result in additional dilution to our current stockholders.  We cannot make any assurances that any additional financing, including the proposed registered offering, will be completed on a timely basis, on acceptable terms or at all.   Our inability to successfully raise capital in a timely manner will adversely impact our ability to continue as a going concern. If our business fails or we are unable to raise capital on a timely basis, our investors may face a complete loss of their investment.

The accompanying consolidated financial statements do not give effect to any adjustments that might be necessary if we were unable to meet our obligations or continue operations as a going concern.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include our accounts and our wholly-owned subsidiary, Ener-Core Power, Inc.  All significant intercompany transactions and accounts have been eliminated in consolidation. All monetary amounts are rounded to the nearest $000, except certain per share amounts.

The accompanying financial statements have been prepared in accordance with GAAP.

Reclassifications

Certain amounts in the 2014 consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications have no effect on previously reported net loss.

Segments

We operate in one segment.  Except for one consultant operating in Europe, all of our operations are located domestically.

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

Foreign Currency Adjustments

Our functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Income statement accounts are translated at average rates for the year. At June 30, 2015 and December 31, 2014, we did not hold any foreign currency asset or liability amounts. Gains and losses resulting from foreign currency transactions are reported as other income in the period they occurred.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Concentrations of Credit Risk

Cash and Cash Equivalents

We maintain our non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation (“FDIC”) provides insurance coverage of up to $250,000. For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to these deposits. At June 30, 2015, we had $2,980,000 in excess of the FDIC limit.

We consider all highly liquid investments available for current use with an initial maturity of three months or less and are not restricted to be cash equivalents. We invest our cash in short-term money market accounts.

Restricted Cash

Collateral Account

Under a credit card processing agreement with a financial institution that was entered in 2013, we are required to maintain funds on deposit with the financial institution as collateral. The amount of the deposit, which is at the discretion of the financial institution, was $50,000 on June 30, 2015 and December 31, 2014.

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

As of June 30, 2015 and December 31, 2014, one and one customer, respectively, accounted for 100% of net accounts receivable.

Accounts Payable

As of June 30, 2015 and December 31, 2014, four and six vendors, respectively, collectively accounted for approximately 52% and 54% of our total accounts payable.

Inventory

Inventory, which consists of raw materials, is stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method. At each balance sheet date, we evaluate our ending inventory for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. At June 30, 2015 and December 31, 2014, we did not have a reserve for slow-moving or obsolete inventory.

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

Accrued Warranties

Accrued warranties represent the estimated costs that will be incurred during the warranty period of our products. We make an estimate of expected costs that will be incurred by us during the warranty period and charge that expense to the consolidated statement of operations at the date of sale. We also reevaluate the estimate at each balance sheet date and if the estimate is changed, the effect is reflected in the consolidated statement of operations. We made our initial commercial sale to Efficient Energy Conversion TurboMachinery, B.V. (“EECT”) in the second quarter of 2014 with a six month warranty and later extended that warranty at our discretion. There was no warranty for the unit shipped to the Fort Benning site. We expect our future warranty period to be between six months and one year depending on the warranties provided and the products sold. Accrued warranties for expected expenditures within the next year are classified as current liabilities and as non-current liabilities for expected expenditures for time periods beyond one year.

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

Intangible Assets

Our intangible assets represent intellectual property acquired during the reverse merger. We amortize our intangible assets with finite lives over their estimated useful lives.

Impairment of Long-Lived Assets

We account for our long-lived assets in accordance with the accounting standards which require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical carrying value of an asset may no longer be appropriate. We consider the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of June 30, 2015 and December 31, 2014, we do not believe there have been any impairments of our long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products will continue, which could result in impairment of long-lived assets in the future.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, derivative liabilities, Secured Notes payable and related debt discounts nd capital lease liabilities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2015 and December 31, 2014. The carrying amounts of short-term financial instruments are reasonable estimates of their fair values due to their short-term nature or proximity to market rates for similar items.

We determine the fair value of our financial instruments based on a three-level hierarchy established for fair value measurements under which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect management’s market assumptions. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair-value hierarchy:

●	Level 1: Valuations based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Currently, we classify our cash and cash equivalents as Level 1 financial instruments.

●	Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. We do not currently have any accounts under Level 2.

●	Level 3: Valuations based on inputs that require inputs that are both significant to the fair value measurement and unobservable and involve management judgment (i.e., supported by little or no market activity). Currently, we classify our warrants and conversion options accounted for as derivative liabilities as Level 3 financial instruments.

If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company issues derivative financial instruments in conjunction with its debt and equity offerings and to provide additional incentive to investors and placement agents. The Company uses derivative financial instruments in order to obtain the lowest cash cost-source of funds. Derivative liabilities are recognized in the consolidated balance sheets at fair value based on the criteria specified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) topic 815-40 “Derivatives and Hedging—Contracts in Entity’s own Equity.” The estimated fair value of the derivative liabilities is calculated using either the Black-Scholes-Merton or Monte Carlo simulation model method.

The Company issued detachable common stock warrants and convertible secured notes payable with conversion features in April 2014 and issued detachable common stock warrants and secured debt with a partial conversion feature in April and May 2015. These embedded derivatives and detachable warrants were evaluated under ASC topic 815-40. We determined that the warrants and embedded conversion feature for the April 2014 issuance and the conversion feature for the 2015 issuances should be accounted for as derivative liabilities. We determined that the detachable warrants associated with the 2015 issuance should not be accounted for as derivative liabilities. Warrants and the debt conversion features determined to be derivative liabilities were bifurcated from the debt host and are classified as liabilities on the consolidated balance sheet. Warrants not determined to be derivative liabilities were recorded to debt discount and paid in capital. The Company records the warrants and embedded derivative liabilities at fair value and adjusts the carrying value of the common stock warrants and embedded derivatives to their estimated fair value at each reporting date with the increases or decreases in the fair value of such warrants and derivatives at each reporting date, recorded as a gain or (loss) in the consolidated statements of operations. The 2015 detachable warrants determined not to be derivative liabilities were recorded to debt discount with a corresponding entry to paid-in capital.

Revenue Recognition

We generate revenue from the sale of our clean power energy systems and from consulting services. Revenue is recognized when there is persuasive evidence of an arrangement, product delivery and acceptance have occurred, the sales price is fixed or determinable and collectability of the resulting receivable is reasonably assured. Amounts billed to clients for shipping and handling are classified as sales of product with related costs incurred included in cost of sales.

Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenue is recorded. We defer any revenue for which the services have not been performed or are subject to refund until such time that we and our customer jointly determine that the services have been performed or no refund will be required.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Revenues under long-term construction contracts are generally recognized using the completed-contract method of accounting. Long-term construction-type contracts for which reasonably dependable estimates cannot be made or for which inherent hazards make estimates difficult are accounted for under the completed-contract method. Revenues under the completed-contract method are recognized upon substantial completion—that is acceptance by the customer, compliance with performance specifications demonstrated in a factory acceptance test or similar event. Accordingly, during the period of contract performance, billings and costs are accumulated on the balance sheet, but no profit or income is recorded before completion or substantial completion of the work. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimate of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. As of June 30, 2015 and December 31, 2014, we had no provision for contract losses.

Research and Development Costs

Research and development costs are expensed as incurred.  Research and development costs were $969,000 and $953,000 for the three months ended June 30, 2015 and 2014, respectively and were $1,709,000 and $1,745,000 for the six months ended June 30, 2015 and 2014 respectively.

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

Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive.  Approximately 700,000 and 433,000 shares of common stock issuable upon full exercise of all options and warrants at June 30, 2015 and 2014, respectively and all shares potentially issuable in the future under the terms of the Secured Notes Payable were excluded from the computation of diluted loss per share due to the anti-dilutive effect on the net loss per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(3,228,000)	$(2,968,000)	$(5,292,000)	$(4,947,000)
Weighted average number of common shares outstanding:
Basic and diluted	2,408,200	1,449,240	2,345,500	1,449,240
Net loss attributable to common stockholders per share:
Basic and diluted	$(1.34)	$(2.04)	$(2.26)	$(3.41)

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Comprehensive Income (Loss)

We have no items of other comprehensive income (loss) in any period presented. Therefore, net loss as presented in our Condensed Consolidated Statements of Operations equals comprehensive loss.

Recently Issued Accounting Pronouncements

In May, 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 provides a framework for addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles. ASU 2014-09 is effective beginning with the calendar year ended December 31, 2017. The Company has not yet assessed the impact ASU 2014-09 will have upon adoption on its financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 requires that an entity's management evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Substantial doubt about an entity's ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Certain disclosures are necessary in the footnotes to the financial statements in the event that conditions or events raise substantial doubt about an entity's ability to continue as a going concern. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter and early application is permitted. The Company has not yet assessed the impact ASU 2014-15 will have upon adoption.

In November 2014, the FASB issued ASU 2014-16—Derivatives and Hedging: Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity. ASU 2014-16 clarifies how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. ASU 2014-16 is effected for the interim and annual periods beginning after December 15, 2015. The Company has not yet assessed the impact ASU 2014-16 will have upon adoption.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. ASU 2015-03 is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years and early application is permitted. The Company has elected to adopt ASU 2015-03 beginning with the interim period ending June 30, 2015. There were no impacts to any prior periods presented as a result of adopting ASU 2015-03.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 requires that entities measure inventory at the lower of cost and net realizable value. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years and early application is permitted. The Company has not yet assessed the impact ASU 2015-11 will have upon adoption.

Note 3—Inventory

Inventory consists of Power Oxidizer parts used interchangeably as raw materials and as spare parts for the EC250 units installed to date. Inventory totaled $124,000 and $53,000 as of June 30, 2015 and December 31, 2014, respectively, and consisted of raw materials. The Company had no inventory reserve during 2015 or 2014.

Inventory consists of the following:

	June 30, 2015	December 31, 2014
	(unaudited)
Raw materials	$124,000	$53,000
Work-in-process	—	—
Finished goods	—	—
Less: inventory reserve	—	—
Total inventory	$124,000	$53,000

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Note 4—Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2015	December 31, 2014
	(unaudited)
Prepaid rent	$27,000	$27,000
Prepaid insurance	18,000	31,000
Prepaid other	29,000	—
Prepaid fees	16,000	5,000
Prepaid deposit	15,000	8,000
Prepaid legal fees	26,000	20,000
Total	$131,000	$91,000

Note 5—Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30, 2015	December 31, 2014
	(unaudited)
Machinery and equipment	$1,980,000	$849,000
Office furniture and fixtures	204,000	198,000
Computer equipment and software	166,000	149,000
Construction in progress	364,000	164,000
Total cost	2,714,000	1,360,000
Less accumulated depreciation	(758,000)	(605,000)
Net	$1,956,000	$755,000

During the quarter ended June 30, 2015 the Company spent approximately $1.3 million on a multi-fuel test facility located at our headquarters in Irvine, California. We placed this self-constructed asset in service in the second quarter of 2015.

Assets recorded under capital leases and included in property and equipment in our balance sheets consist of the following:

	June 30, 2015	December 31, 2014
	(unaudited)
Machinery and equipment	$27,000	$27,000
Computer equipment and software	61,000	46,000
Total assets under capital lease	88,000	73,000
Less accumulated depreciation	(36,000)	(21,000)
Net assets under capital lease	$52,000	$52,000

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Depreciation expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$64,000	$29,000	$94,000	$58,000
General and administrative	29,000	29,000	58,000	58,000
	$93,000	$58,000	$152,000	$116,000

Amortization of assets under capital lease was $6,000 and $5,000 for the three months ended June 30, 2015 and 2014, respectively, and $13,000 and $10,000 for the six months ended June 30, 2015 and 2014, respectively.

Note 6—Intangibles, Net

Intangibles, net consisted of the following:

	June 30, 2015	December 31, 2014
	(unaudited)
Patents	$80,000	$80,000
Less accumulated amortization	(49,000)	(46,000)
Net	$31,000	$34,000

This intangible asset is amortized over its remaining life.  Amortization expense related to this intangible asset was $1,000 and $3,000 for the three and six months ended June 30, 2015 and 2014, respectively.

Amortization expense on intangible assets for the year ended December 31, 2015 and for each of the three succeeding years is $6,000 per year and a total of $7,000 thereafter.

The value capitalized for intangible assets represents the acquisition cost for purchased patents. We continue to invest in our intellectually property portfolio and are actively filing for patent protection for our technology in both the United States and abroad.  The costs for these filings, including legal, associated with compiling and filing patent applications are expensed in selling, general and administrative expenses as incurred.

Note 7—Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2015	December 31, 2014
	(unaudited)
Accrued professional fees	$318,000	$280,000
Accrued vacation	116,000	92,000
Accrued other	31,000	49,000
Accrued liabilities owed by Parent—reimbursable under Contribution Agreement	—	35,000
Total accrued expenses	$465,000	$456,000

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Note 8—Secured Notes Payable

Secured Notes

During the quarter ended June 30, 2015, the Company sold senior secured promissory notes with an aggregate principal amount of $5.0 million (the “Notes”) in two separate tranches. Other than the issuance date and the term of the respective notes and warrants issued, the notes and warrants were identical for both tranches. On April 23, 2015, the Company closed the first tranche representing $3.1 million in aggregate principal amount of Notes issued in a private placement to seven institutional investors and on May 7, 2015 the Company closed the second tranche, representing $1.9 million in aggregate principal amount of Notes to four institutional investors. The Company received total gross proceeds of $5.0 million, less transaction expenses of $0.3 million consisting of legal costs and placement agent fees. The Company agreed to pay the placement agent 5% of the aggregate principal amount of the Notes, which was paid at the closing date of the second tranche. The Company intends to use the proceeds from the Notes offering for general corporate purposes.

The Notes bear interest at a rate of 12% per year, payable monthly, and are set to mature on the two year anniversary of the issuance dates of the Secured Notes on April 23, 2017 and May 7, 2017 for the first and second tranches, respectively. The Notes have a limited conversion feature. At the discretion of each investor, up to 50% of the principal balance of the Notes may be exchanged for shares of the Company’s common stock if the Company consummates a registered underwritten public offering of equity securities with aggregate gross offering proceeds of at least $10 million (the “Qualified Public Offering”). The conversion period begins on the date of the consummation of the Qualified Public Offering and ends thirty days after the consummation of the Qualified Public Offering (the “Conversion Period”). The conversion price is the price per share of common stock sold in the Qualified Public Offering. The Notes may be repaid by the Company at any time except during a Conversion Period and unless the Notes are in default.

The Notes are secured by substantially all assets of the Company and provides for specified events of default, including: i) failure to pay principal and interest when due, and ii) failure to effectuate a reverse stock split on or prior to the three month anniversary of the first tranche of Notes. In addition, the Company must consummate a Qualified Public Offering on or prior to the six month anniversary of the first tranche of Notes. Any event of default may be waived by the holders of at least a majority of the aggregate principal amount of Notes, which must include a specified holder under specified circumstances. Upon the occurrence of an event of default, the interest rate immediately increases to 18% per annum and the Notes become convertible at a price per share equal to 85% of the average of the five lowest volume weighted average prices of the Company’s common stock during a 15 consecutive trading day period immediately prior to the applicable conversion date.

The Notes were issued with detachable warrants to purchase 219,785 shares of the Company’s common stock, exercisable for five years with an exercise price of $12.50 per share. The Company valued the warrants issued using the Black-Scholes option model at a combined $2,139,000 using an exercise price of $12.50 per share, a grant date fair value of $11.00–$11.25 per share, a risk free rate of 0.87%–1.02%, a five year life, and a volatility of 78%–83% for the April 23, 2015 and May 7, 2015 warrant valuations. The Company evaluated the accounting of the detachable warrants and determined that the warrants should not be accounted for as derivative liabilities.

The Company valued the embedded conversion feature using the Black Scholes option model at a combined $611,000 representing an option to convert $2,500,000 of debt at market prices until 30 days following the deadline of the Qualified Public Offering covenant using an exercise price and grant date fair value of $11.00–$11.25 per share, a risk free rate of 0.23%–0.25%, a seven month life, and a volatility of 138%–148%. The Company evaluated the accounting of the embedded conversion feature and determined that they should be accounted for as derivative liabilities.

The Notes were initially recorded net of a discount of $2,750,000, reflecting the fair value of the warrants and embedded conversion feature derivatives within the Notes on the issuance date and $303,000 of offering costs, representing cash placement fees and legal expenses. Both the $2,750,000 debt discount and the $303,000 of offering costs will be amortized through interest expense on the condensed consolidated statements of operations, using the effective interest method, over the term of the Notes.

Notes payable consisted of the following as of June 30, 2015:

	Notes	Debt Discount	Offering Costs	Net Total
Original Value	$5,000,000	$(2,750,000)	(303,000)	$1,947,000
Amortization of debt discount and deferred financing costs	—	732,000	72,000	804,000
Ending balance—June 30, 2015	5,000,000	(2,018,000)	(231,000)	2,751,000

Less: Current Portion	(2,500,000)	1,045,000	93,000	(1,362,000)
Long Term Portion	$2,500,000	$(973,000)	(138,000)	$1,389,000

Derivative Liabilities

We evaluate any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock to determine if they are indexed to an entity’s own stock.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Derivative liabilities consisted of the following:

	Warrants Liability	Embedded Note Conversion Feature	Total
Value as of December 31, 2014	$402,000	$—	$402,000
Adjustment to fair value—warrants	277,000	—	277,000
Exchange of warrants for common stock—April 2, 2015	$(692,000)	$—	$(692,000)
Issuance of Notes	—	611,000	611,000
Adjustment to fair value—conversion feature	—	(122,000)	(122,000)
Ending balance—June 30, 2015	$—	$489,000	$489,000

Warrant Liability:

We issued warrants for the purchase of up to 81,942 shares of our common stock in conjunction with our April 2014 convertible notes offering. During 2014, the convertible notes were either redeemed or converted into common stock of the Company. The warrants that were issued with the April 2014 convertible notes were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants and embedded conversion features using the Binomial pricing model using the following assumptions:

2015
Annual dividend yield	—
Expected life (years)	4.04
Risk-free interest rate	0.99%
Expected volatility	134%

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

On April 2, 2015, we entered into a warrant exchange agreement with five institutional investors as describe in Notes 11 and 12 below. As a result of this exchange, we marked the warrants to market on April 2, 2015 and exchanged 81,942 warrants for 73,747 shares of common stock. The shares of common stock were issued to the investors on April 17, 2015. We incurred a loss of $279,000 as a result of the exchange, recorded in other expense in the condensed, consolidated statement of operations.

Embedded conversion feature liability:

The Notes were issued with a feature that allows for up to 50% of the principal to be converted into our common stock. We determined that this embedded conversion feature should be accounted for as a derivative. The grant date fair of the embedded derivatives, which requires bifurcation from the Notes described above, were recorded within short-term liabilities on the condensed consolidated balance sheets. The embedded derivatives relate to the conversion option, redemption in the case of an event of default and redemption in the case of a change in control features of the convertible secured note. The embedded derivatives will be marked to market quarterly, with any change recorded as an adjustment to the carrying value of these liabilities and the gain or (loss) on warrants and derivatives liabilities recorded in the consolidated statements of operations. The fair value of the warrants and embedded derivatives from the issuance date to the end of the quarter declined $0.1 million. Accordingly, this amount was recorded as a gain on derivative liabilities in the condensed consolidated statements of operations.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

2015
Annual dividend yield	—
Expected life (years)	0.6 years
Risk-free interest rate	0.22%
Expected volatility	138–148%

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

We currently have no reason to believe future volatility over the expected remaining life of these embedded derivatives is likely to differ materially from historical volatility. The expected life is based on the remaining term of the conversion option. The risk-free interest rate is based on the six months U.S. Treasury securities consistent with the remaining term of the embedded derivatives.

Note 9—Fair Value Measurements and Disclosures

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

Inputs used in measuring fair value are prioritized into a three-level hierarchy based on whether the inputs to those measurements are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. The fair-value hierarchy requires the use of observable market data when available and consists of the following levels:

●	Level 1—Quoted prices for identical instruments in active markets;

●	Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets; and

●	Level 3—Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The following tables present information on the Company’s financial instruments:

	Fair Value	Level 1	Level 2	Level 3
Derivative liabilities
Cash and cash equivalents, including restricted cash	3,280,000	3,280,000	—	—
Embedded note conversion feature	489,000	—	—	489,000

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Note 10—Capital Leases Payable

Capital Leases Payable

Capital leases payable consisted of the following:

	June 30, 2015	December 31, 2014
	(unaudited)
Capital lease payable to De Lange Landon secured by forklift, 10.0% interest, due on October 1, 2018, monthly payment of $452.	16,000	17,000
Capital lease payable to Dell Computers secured by computer equipment, 15.09% interest, due on November 16, 2016, monthly payment of $592.	9,000	12,000
Capital lease payable to Dell Computers secured by computer equipment, 15.09% interest, due on December 15, 2016, monthly payment of $590.	$10,000	$12,000
Capital lease payable to Dell Computers secured by computer equipment, 15.09% interest, due on January 3, 2017, monthly payment of $405.	7,000	8,000
Capital lease payable to Dell Computers secured by computer equipment, 15.09% interest, due on January 3, 2017, monthly payment of $394.	10,000	—
Total capital leases	52,000	49,000
Less: current portion	(25,000)	(19,000)
Long-term portion of capital leases	$27,000	$30,000

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of June 30, 2015, are as follows:

	Year Ending December 31	Amount
	2015	15,000
	2016	28,000
	2017	10,000
	2018	5,000
Net minimum lease payments		58,000
Less: Amount representing interest		(5,00)
Less: Taxes		(1,000)
Present value of net minimum lease payments		52,000
Less: Current maturities of capital lease obligations		(25,000)
Long-term capital lease obligations		$27,000

Note 11—Equity

On April 2, 2015, the Company entered into exchange agreements with the holders of all of the warrants issued in connection with the convertible notes offering in April 2014. As of March 31, 2015, the warrants were carried as derivative liabilities. On April 16, 2015, the exchange transaction was completed, with the Company issuing 73,747 shares of common stock (the “Exchange Shares”) in exchange for the return and cancellation of all of the warrants exercisable for up to an aggregate 81,942 shares of the common stock. The Exchange Shares were subject to a lock-up agreement that prohibited any sale or transfer (subject to certain limited exceptions) of the Exchange Shares until the earlier of June 1, 2015 or the first date that the weighted average price of the common stock equaled or exceeded $0.30 (as adjusted for any stock split, stock dividend, stock combination, reclassification or similar transaction occurring after the closing of the exchange transaction) for each of ten (10) consecutive trading days. The value of the Exchange Shares issued on the date of the exchange was $885,000. Prior to the exchange, we marked the warrants to market and recorded an additional loss on adjustment of derivative liabilities to reflect the market value of the warrants as of the date of the exchange. The $278,000 difference between the market value of the shares issued, valued at the closing market price on April 2, 2015, and the value of the warrants was recorded as a loss on exchange of warrants, represented in other expense on the statement of operations.

In May 2015, we issued 108,000 shares of common stock to 30 accredited investors and received gross proceeds of $810,000 in cash. We paid placement fees and legal costs of $70,000 in cash, and we issued warrants to purchase 5,514 shares of the Company at an exercise price of $12.50 per share to the placement agent. The warrants expire in May 2020.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Reverse Stock Split

The board of directors of the Company approved the Reverse Stock Split, at a ratio of 1-for-50, effective as of the Effective Date. As a result of the Reverse Stock Split, the authorized preferred stock decreased to 1,000,000 shares and the authorized common stock decreased to 4,000,000 shares. Both the preferred stock and the common stock par value remained at $0.0001 per share

On the Effective Date, the total number of shares of common stock held by each stockholder of the Company were converted automatically into the number of shares of common stock equal to: (i) the number of issued and outstanding shares of common stock held by each such stockholder immediately prior to the Reverse Stock Split divided by (ii) 50. The Company issued one whole share of the post-Reverse Stock Split common stock to any stockholder who otherwise would have received a fractional share as a result of the Reverse Stock Split, determined at the beneficial owner level by share certificate. As a result, no fractional shares were issued in connection with the Reverse Stock Split and no cash or other consideration will be paid in connection with any fractional shares that would otherwise have resulted from the Reverse Stock Split. The Reverse Stock Split also affected all outstanding options and warrants by dividing each option or warrant outstanding by 50, rounded up to the nearest option or warrant, and multiplying the exercise price by 50 for each option or warrant outstanding.

Note 12—Stock Options and Warrants

Stock options

On July 1, 2013, our board of directors adopted and approved the 2013 Equity Incentive Plan (the “2013 Plan”) and amended the 2013 Plan on March 24, 2015 to increase the number of shares available for issuance.  The 2013 Plan authorizes us to grant non-qualified stock options and restricted stock purchase rights to purchase up to 420,000 shares of our common stock with vesting to employees (including officers) and other service providers.  As of June 30, 2015, 134,536 shares of our common stock were available for issuance under the 2013 Plan.

On July 15, 2015, our board of directors approved the 2015 Omnibus Incentive Plan (the “2015 Plan”), which is subject to stockholder approval at our annual meeting of stockholders to be held on August 28, 2015. The 2015 Plan authorizes us to grant up to 300,000 shares of our common stock and is intended to replace the 2013 Equity Incentive Plan. If the 2015 Plan is approved by our stockholders, no additional grants will be made under the 2013 Plan.

The 2015 Plan permits the granting of any or all of the following types of awards: incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards, and performance awards payable in a combination of cash and company shares.

The 2015 Plan has the following limitations:

●	Limitation on terms of stock options and stock appreciation rights. The maximum term of each stock option and stock appreciation right (SAR) is 10 years.

●	No repricing or grant of discounted stock options. The 2015 Plan does not permit the repricing of options or SARs either by amending an existing award or by substituting a new award at a lower price without stockholder approval. The 2015 Plan prohibits the granting of stock options or SARs with an exercise price less than the fair market value of our common stock on the date of grant.

●	Clawback. Awards granted under the 2015 Plan are subject to any then current compensation recovery or clawback policy of the Company that applies to awards under the 2015 Plan and all applicable laws requiring the clawback of compensation.

●	Double-trigger acceleration. Acceleration of the vesting of awards that are assumed or replaced by the resulting entity after a change in control is not permitted unless an employee’s employment is also terminated by the Company without cause or by the employee with good reason within two years of the change in control.

●	Code Section 162(m) Eligibility. The 2015 Plan provides flexibility to grant awards that qualify as “performance-based” compensation under Internal Revenue Code Section 162(m).

●	Dividends. Dividends or dividend equivalents on stock options, SARs or unearned performance shares under the 2015 Plan will not be paid.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

At June 30, 2015, total unrecognized deferred stock compensation expected to be recognized over the remaining weighted-average vesting periods of 1.8 years for outstanding grants was $2.8 million.

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

June 30, 2015

Expected volatility	100-146%
Dividend yield	0.00%
Risk-free interest rate	1.10–2.15%
Expected life (in years)	3.0-6.8

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

Stock-based award activity was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life	Value
Balance, December 31, 2014	267,257	$15.00	6.51	47,000
Forfeited during 2015	(20,996)	17.00	—	—
Granted during 2015	39,240	8.76	—	—
Balance, June 30, 2015	285,501	$14.10	6.39	$—
Exercisable on June 30, 2015	100,664	$17.55	4.88	$—

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

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

The following table summarizes information about stock options outstanding and exercisable at June 30, 2015:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Exercise	of	Contractual	Exercise	of	Exercise
Prices	Shares	Life	Price	Shares	Price
		(In years)
$0–$10.00	95,864	$8.34	$7.80	10,724	$7.74
$10.01–$15.00	34,942	8.37	$12.50	1,500	$12.50
$15.01–$20.00	132,126	4.61	$17.50	69,712	$17.50
$20.01–$25.00	22,569	5.47	$23.47	18,728	$23.77

	285,501	$6.39	$14.10	100,664	$17.55

Restricted stock activity for the quarter ended June 30, 2015 was as follows:

		Weighted-
		Average
		Grant
	Shares	Price
Unvested Balance, December 31, 2014	15,720	$0.05
Repurchase of unvested restricted shares	—	0.05
Vested	(7,654)	$0.05
Unvested Balance, June 30, 2015	8,066	$0.05

Stock based compensation expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$143,000	$710,000	$295,000	$994,000
General and administrative	222,000	868,000	446,000	1,375,000
	$365,000	$1,578,000	$741,000	$2,369,000

Warrants

From time to time, we issue warrants to purchase shares of our common stock to investors, note holders and to non-employees for services rendered or to be rendered in the future. The following table represents the activity for warrants outstanding, exchanged, and issued for the six months ending June 30, 2015.

Balance outstanding at December 31, 2014	195,681	$26.94
Exchanged for Common Stock	(81,942)	5.50
Issued for Senior Notes and Services	225,304	12.50
Balance outstanding at June 30, 2015	339,043	$17.81

For the outstanding warrants exercisable for 339,043 shares of cour common stock at June 30, 2015, the weighted average exercise price per share was $17.81 and the weighted average remaining life was 4.5 years. The warrants outstanding as of June 30, 2015 had no intrinsic value.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Warrants outstanding as of June 30, 2015 consist of:

	Issue Date	Expiry Date	Number of Warrants	Exercise Price per Share
2013 Services Warrants—July	Jul-13	Jul-18	9,494	$37.50
2013 Services Warrants—August	Aug-13	Aug-18	729	37.50
2013 Services Warrants—November	Nov-13	Nov-18	2,400	50.00
2014 Services Warrants—April(1)	Apr-14	Apr-19	13,657	39.00
2014 Services Warrants—September(2)	Aug-14	Aug-19	16,000	25.00
2014 PIPE Warrants—September(3)	Sept-14	Sept-18	26,500	25.00
2014 Services Warrants—November(4)	Nov-14	Nov-18	6,500	25.00
2014 Settlement Warrants—December(5)	Dec-14	Dec-19	38,464	25.00
2015 Senior Notes Warrants(6)	Apr/May-15	Apr/May-20	219,785	12.50
2015 Services Warrants – May	May-15	May-15	5,514	12.50
Balance outstanding at June 30, 2015			339,043	$17.81
Warrants exercisable at June 30, 2015			339,043	$17.81

(1)	The 2014 Services Warrants—April were issued for fees incurred in conjunction with the issuance of convertible notes in 2014. The warrants were valued on the issuance date at $11.50 per share in conjunction with the valuation approach used for the initial valuation of the warrants issued in connection with the convertible notes issued in 2014.
(2)	The 2014 Services Warrants—September were issued to a consultant in exchange for advisory services with no readily available fair value. The warrants were originally issued at $39.00 per share and had a one-time price reset provision to the exercise price of the warrants issued to investors in the convertible notes offering in April 2014 if the exercise price of such convertible notes warrants changed prior to the September 30, 2014. On September 22, 2014, the exercise price was changed to $25.00 per share. There are no further exercise price changes for this warrant series. The warrants were valued using the Black-Scholes option pricing model at $131,000 on the issuance date with an additional $6,000 recorded to expense on September 22, 2014 to reflect the change in fair value resulting from the exercise price change.
(3)	On September 22, 2014 the Company issued 26,500 warrants with an exercise price of $25.00 per share in conjunction with placement agent services for the Company’s September 2014 private equity placement. The warrants were valued using the Black-Scholes option pricing model at $296,000 on the issuance date.
(4)	On November 26, 2014, the Company issued 6,500 warrants with an exercise price of $25.00 per share for compensation for investor relations services provided. The warrants were valued using the Black-Scholes option pricing model at $43,000 on the issuance date.
(5)	On December 1, 2014, the Company issued 19,232 warrants with an exercise price of $39.00 per share and on December 15, 2014 issued 19,232 warrants with an exercise price of $25.00 per share to settle potential legal disputes resulting from claims made by the investors in the November 2013 private equity placement. The warrants issued on December 1, 2014 were issued concurrent with the issuance of 8,462 shares of the Company’s common stock in partial settlement of the potential legal disputes arising from claims by two investors. The Company settled all remaining potential legal disputes with all of the remaining investors in the November 2013 private placement on December 15, 2014 by issuing the second tranche of warrants and setting the exercise price of each warrant series issued at $25.00 with no further reset provisions. The combined issuance of the warrants and expense resulting from any price changes were valued using the Black-Scholes option pricing model at $246,000 and expensed to general and administrative expense.
(6)	On April 23, 2015 the Company issued warrants exercisable for up to 136,267 shares of our common stock and on May 7, 2015 the Company issued warrants exercisable for 83,518 shares of our common stock, each with an exercise price of $12.50 per share in conjunction with the Senior Notes described in Note 8. The warrants were valued using the Black-Scholes option pricing model at $2,139,000 on the issuance date.
(7)	On May 7, 2015 the Company issued warrants exercisable for 5,514 shares of our common stock with an exercise price of $12.50 per share in conjunction with placement agent services for the Company’s May 2015 private equity placement. The warrants were valued using the Black-Scholes option pricing model at $56,000 on the issuance date.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Note 13—Commitments and Contingencies

We may become a party to litigation in the normal course of business.  We accrue for open claims based on our historical experience and available insurance coverage.  In the opinion of management, there are no legal matters involving us that would have a material adverse effect upon our financial condition, results of operations or cash flows.

Warranties

Our warranty policy generally provides coverage for components of the Power Oxidizer that we produce. Typically, the coverage period is one calendar year from the date of commissioning.  Provisions for estimated expenses related to product warranties are made at the time products are commissioned. These estimates are established using available information on the nature, frequency, and average cost of claims. Revision to the reserves for estimated product warranties is made when necessary, based on changes in these factors. Management actively studies trends of claims and takes action to improve product quality and minimize claims.

The following table presents the changes in the product warranty accrual included in accrued expenses in the accompanying condensed consolidated balance sheets for the six months ended June 30, 2015:

2015
Beginning balance, January 1, 2015	$242,000
Charged to cost of revenues	—
Usage	107,000

Ending balance, June 30, 2015	$135,000

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

Future minimum rental payments under operating leases that have initial noncancellable lease terms in excess of one year as of June 30, 2015 are as follows:

Six months ending December 31, 2015	202,000
Year Ending December 31, 2016	415,000
$617,000

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Rent expense, net of sublease income, was $73,000 and $166,000 for three and six months ended June 30, 2014, respectively, and $79,000 and $158,000 for the three and six months ended June 30, 2015, respectively.

Our current headquarters is located at 9400 Toledo Way, Irvine, California 92618.  The property consists of a mixed use commercial office, production, and warehouse facility of 32,649 square feet.  Effective August 1, 2014, we assumed this lease.  The lease has a remaining term of 18 months and expires December 31, 2016.  The monthly base rent is $26,044 and increases on an annual basis.

In addition, we lease space from the Regents of the University of California, Irvine, for the installation and demonstration of the EC250 equipment. The lease expired on January 1, 2015 and reverted to a month-to-month lease with a monthly payment of $7,780.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Note 14—Subsequent Events

 As described in greater detail in Note 11 above, the Company approved a 1-for-50 reverse stock split, which became effective on July 8, 2015. All share, option, warrant, and per share amounts have been adjusted to reflect the Reverse Stock Split.

The number of shares of common stock outstanding immediately prior to the Reverse Stock Split was 123,193,755, and on the Effective Date, there were and 2,463,919 shares of common stock outstanding. The number of shares underlying outstanding warrants and options immediately prior to the Reverse Stock Split was 16,951,674 and 15,423,051, respectively, and the number of shares underlying outstanding warrants and options after the Reverse Stock Split was 339,043 and 308,464, respectively. As a result of the Reverse Stock Split, the weighted average exercise price of the outstanding warrants increased from $0.36 per share to $17.81 per share and the weighted average exercise price of the outstanding options increased from $0.27 per share to $13.61 per share.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise indicated, the following discussion and analysis of our financial condition is as of June 30, 2015. Our results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Forward-Looking Statements

Forward-looking statements contained in this quarterly report on Form 10-Q are made under the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks, uncertainties, assumptions, and other factors, which, if they do not materialize or prove correct, could cause our results to differ materially from historical results, or those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements containing the words “can,” “may,” “scheduled, "planned," "expects," "believes," "strategy," "opportunity," "anticipates," and similar words. These statements may include, among others, plans, strategies, and objectives of management for future operations; any statements regarding proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statements of assumptions underlying any of the foregoing. The information contained in this quarterly report on Form 10-Q is as of the date of this report. Except as otherwise expressly referenced herein, we assume no obligation to update forward-looking statements.

Overview

We design, develop, manufacture and have commercially deployed products based on proprietary technologies that generate base-load, clean power from polluting waste gases that are otherwise typically destroyed or vented into the atmosphere by a variety of industries. We consider “power” to consist of industrial grade heat that can be used to (i) generate electricity by coupling our technology with a variety of modified gas turbines, (ii) produce industrial-grade steam by coupling our technology with a variety of modified steam boilers, or (iii) provide on-site heat at industrial facilities through heat exchanger applications. We also design our technologies to provide power generation solutions with a significantly reduced air emissions profile compared to traditional industrial power generation systems powered by fossil fuels. Whether our technology is applied to generate electricity, steam or heat, we refer to our technology as “Power Oxidation,” and refer to our products as “Power Oxidizers” (previously called “Gradual Oxidation” and “Gradual Oxidizer,” respectively, in our prior public disclosures). Our patented Power Oxidizer turns one of the world’s most potent sources of air pollution into a profitable source of base-load clean energy, while simultaneously reducing gaseous emissions from industrial facilities that contribute to air pollution and climate change.

Our technology offers an alternative to traditional methods of destroying gaseous pollution, by simultaneously enabling industrial facilities (i.e., the sources of the gaseous emissions) to reduce their energy costs through the generation of on-site power from their waste gases and eliminating or reducing their air pollution. In addition, our technology provides an innovative alternative method that a wide range of industrial facilities could deploy in order to comply with or exceed environmental air quality regulations, which currently represent a significant operating cost for these industries. We currently partner with established manufacturers of gas turbines and work with the engineering teams of these manufacturers to integrate our Power Oxidizer with their gas turbines. These partnerships benefit us through improved brand awareness and facilitation of the commercialization of our Power Oxidizer technology. The coupling or integration of our technology with gas turbines allows our partners to market their modified gas turbines into new markets and sales opportunities that otherwise are not technically feasible with traditional power generation technologies. Within the next 18 months, we also plan to partner with manufacturers of steam boilers in a similar manner, thereby enabling the steam boilers to create valuable industrial-grade steam from low-quality waste gases as a monetarily “free” input fuel.

Power Oxidation allows for the extraction of heat energy from previously unusable, low-quality industrial waste gases, while significantly reducing the emission of harmful greenhouse gases and pollutants into the atmosphere and enabling the production of useful, on-site energy products such as electricity and steam. Power Oxidation can potentially unlock a new, global source of clean power generation (electricity, steam and/or heat energy) by productively using a wide range of low-quality waste gases that are typically destroyed or vented to the atmosphere by a multitude of industries, and which currently contribute to approximately 32% of global greenhouse gas emissions. Our goal is to enable industrial process facilities to generate clean energy from their existing waste gases, thereby reducing the amount of energy that they purchase from their regional utilities, and simultaneously reducing the cost of compliance with local, state, and federal air quality regulations by avoiding the chemicals, catalysts, and complex permitting required by existing pollution abatement systems.

We have developed a 250/333 kilowatt, or kW, Power Oxidizer that we integrate with a 250 kW and a 333 kW gas turbine to produce 250 kW and 333 kW “Powerstations,” respectively. We have two operational Powerstations currently in operation at a landfill site in the Netherlands and at the Irvine campus of the University of California, Irvine, or UCI, and one additional Powerstation currently in the production phase expected to be installed at a landfill in southern California. We are in the process of scaling up our Power Oxidizer systems to a significantly larger size of 2 megawatt, or MW, which is six times more power capacity than the 333 kW system, as well as working with engineers from Dresser-Rand a.s., a subsidiary of Dresser-Rand Group Inc., or Dresser-Rand, to integrate this larger Power Oxidizer with Dresser-Rand’s “KG2” 2 MW gas turbine. We believe this scaled-up version of our Power Oxidizer, combined with the KG2 turbine, will result in a Powerstation product that is better aligned with the scale of emissions (and energy requirements) observed at the industrial facilities that we believe stand to benefit most from this technology. As with the existing, smaller Powerstation, the larger Powerstations will be designed to provide an alternative to typical combustion-based power generation and enable industries to utilize their own waste gases to generate power. We also expect to integrate our Power Oxidizer technology with traditional steam boilers, thereby enabling the commercialization and deployment of systems that will convert low-quality waste gases to steam (with no electrical power required) for customers that value industrial steam more than electrical power within their operations.

Our first commercial products, or the EC Series, the Ener-Core Powerstation EC250, or EC250, previously called “FP250,” and EC333, or EC333, are products that combine our Power Oxidizer with a 250 kW and a 333 kW gas turbine, respectively. The gas turbines were initially developed by Ingersoll-Rand, plc, or Ingersoll-Rand, and subsequently enhanced by our predecessor, FlexEnergy, Inc., or FlexEnergy. The substitution of the Power Oxidizer for the combustor within a traditional turbine allows for the resulting, modified turbine to utilize low density waste gases as a fuel, in place of commercially purchased gases. The low energy density gases that the EC Series products can use as a fuel do not have an alternative commercial market, and therefore have no market value. The use of these waste gases results in a lower fuel cost to operate, in addition to providing a significant reduction in industrial air emissions.

We are currently scaling up our Power Oxidizer and working with Dresser-Rand to combine it with Dresser-Rand’s KG2-3GEF turbine. The resulting product is currently being marketed and sold by Dresser-Rand’s international teams under the Dresser-Rand brand and is called the KG2-3GEF/PO (or KG2 with Power Oxidizer, or KG2/PO). When fully integrated, the KG2/PO will combine our Power Oxidizer with a 2 MW gas turbine. We began the scale up and integration of our Power Oxidizer with Dresser-Rand’s KG2 turbine in late 2014 and expect to continue to invest in engineering resources to support the integration of this unit throughout 2015. Dresser-Rand has already sold these scaled up units, and we expect the first commercial deployments of KG2 units to begin in 2016, assuming we are able to secure the funds we will require for such deployments.

Reverse Merger

Prior to the reverse merger discussed below, pursuant to a contribution agreement dated November 12, 2012 by and among FlexEnergy, Inc., FlexEnergy Energy Systems, Inc., and Ener-Core Power, Inc., Ener-Core Power, Inc. (formerly Flex Power Generation, Inc.) was spun-off from FlexEnergy, Inc. as a separate corporation. As part of that transaction, Ener-Core Power, Inc. received all of the assets (including intellectual property) and liabilities pertaining to the Power Oxidizer business, which was the business carved out of FlexEnergy, Inc.

We were originally incorporated on April 29, 2010 in Nevada under the name Inventtech, Inc. On April 16, 2013, we entered into a merger agreement with Ener-Core Power, Inc. and a wholly-owned merger sub, pursuant to which the merger sub merged with and into Ener-Core Power, Inc., with Ener-Core Power, Inc. as the surviving entity. Prior to the merger, we were a public reporting “shell company,” as defined in Rule 12b-2 under the Exchange Act. On May 6, 2013, the pre-merger public shell company effected a 30-for-1 forward split of its common stock. All share amounts have been retroactively restated to reflect the effect of that stock split.

On July 1, 2013, we completed the reverse merger with Ener-Core Power, Inc., which remains our operating subsidiary. The merger was accounted for as a “reverse merger” and recapitalization. As part of the reverse merger, 120,520,000 shares of outstanding common stock of the pre-merger public shell company were cancelled (unadjusted for our July 8, 2015 reverse stock split). This cancellation has been retroactively accounted for as of the inception of Ener-Core Power, Inc. on November 12, 2012. Accordingly, Ener-Core Power, Inc. was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of Ener-Core Power, Inc. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements are those of Ener-Core Power, Inc. and are recorded at the historical cost basis of Ener-Core Power, Inc. Our assets, liabilities and results of operations were de minimis at the time of the reverse merger.

Reverse Stock Split

Our board of directors approved a reverse stock split of our authorized, issued and outstanding shares of common stock, as well as our authorized shares of preferred stock, par value $0.0001 per share, of which no shares are issued and outstanding, at a ratio of 1-for-50, or our Reverse Stock Split. On July 8, 2015, the Reverse Stock Split became effective and the total number of shares of common stock held by each stockholder of the Company converted automatically into the number of shares of common stock equal to: (i) the number of issued and outstanding shares of common stock held by each such stockholder immediately prior to the Reverse Stock Split divided by (ii) 50. We issued one whole share of the post-Reverse Stock Split common stock to any stockholder who otherwise would have received a fractional share as a result of the Reverse Stock Split, determined at the beneficial owner level by share certificate. As a result, no fractional shares were issued in connection with the Reverse Stock Split and no cash or other consideration was paid in connection with any fractional shares that would otherwise have resulted from the Reverse Stock Split.

Also on the effective date, all of our options, warrants and other convertible securities outstanding immediately prior to the Reverse Stock Split were adjusted by dividing the number of shares of common stock into which the options, warrants and other convertible securities are exercisable or convertible by 50 and multiplying the exercise or conversion price thereof by 50, all in accordance with the terms of the plans, agreements or arrangements governing such options, warrants and other convertible securities and subject to rounding to the nearest whole share. Such proportional adjustments were also made to the number of shares and restricted stock units issued and issuable under the Company’s equity compensation plans. The consolidated financial statements and notes to the condensed consolidated financial statements included elsewhere in this prospectus give retroactive effect to the Reverse Stock Split for all periods presented.

After giving effect to the Reverse Stock Split, on July 8, 2015, we had 2,463,919 shares of common stock, options to purchase up to 308,464 shares of common stock and warrants to purchase up to 339,043 shares of common stock outstanding.

Dresser-Rand 2 MW Integration

Throughout the six months ended June 30, 2015, a significant portion of our resources, including nearly all of our engineering staff and additional consultants, was allocated to the scale up of our Power Oxidizer and the integration of our Power Oxidizer with the Dresser-Rand KG2-3GEF turbine.

On November 14, 2014, we entered into a global licensing agreement with the Dresser-Rand Company, which we refer to as the D-R Agreement, which grants Dresser-Rand the right to market and sell the Dresser-Rand KG2-3GEF 2 MW gas turbine coupled with the Ener-Core Power Oxidizer. The D-R Agreement grants Dresser-Rand exclusive rights to commercialize the Ener-Core Power Oxidizer, within ranges of 1–4 MW of power capacity, bundled with the Dresser-Rand KG2 gas-turbine product line. As part of the D-R Agreement, Dresser-Rand agreed to pay a $1.6 million initial license fee under the condition that we were able to successfully scale up the technology from the current size of 250 kW to a size of 2 MW. Dresser-Rand also agreed to achieve annual sales thresholds agreed to by both companies in order to retain the exclusivity of the commercial license. Upon payment of the initial license fee in full, Dresser-Rand shall have an exclusive license to sell the Ener-Core Power Oxidizer within ranges of 1–4 MW of power capacity, bundled with a gas-turbine to generate electricity. Beginning in November 2019, so long as Dresser-Rand continues to sell the agreed minimum quantity of units every year, or pays a “top up” license payment if the agreed minimum sales quantities are not achieved during any individual year, Dresser-Rand shall retain an exclusive license in the aforementioned 1–4 MW range of power capacity.

The D-R Agreement calls for a series of technical milestones. The first technical milestone involves the completion of a “Sub-Scale Acceptance Test,” or SSAT, which we successfully completed in July 2015. During the six months ended June 30, 2015, the Company spent approximately $1.1 million to purchase the parts necessary to construct a “Multi-Fuel Test Facility,” or MFTF, and completed the assembly of the MFTF in April 2015. The MFTF was used initially for the SSAT testing. After the conclusion of the SSAT, we expect to utilize the MFTF for additional Dresser-Rand related tests as well as for sales and marketing efforts for our other customers. Between April 2015 and July 2015, the MFTF was used to complete a comprehensive series of heat output and other oxidation tests for a Power Oxidizer. The SSAT was designed to be an interim in field test designed to be conducted without an integrated turbine and was intended to be a low-risk verification of the heat output required for the full integration. We completed and submitted the SSAT test results to Dresser-Rand in July 2015, and Dresser,Rand notified us on August 3, 2015 that we had successfully passed the SSAT.

The second technical milestone will be the “Full-Scale Acceptance Test,” or FSAT, on which we started to commit resources in April 2015 for certain long lead time items and expect to commit additional resources beginning in the third quarter of fiscal 2015. The FSAT includes a multitude of tests using a full, working prototype of a combined Power Oxidizer and a Dresser-Rand KG2. The FSAT procedures are expected to be completed in early 2016. Both technical milestones are required prior to the delivery of the first commercial 1.75 MW units.

The D-R Agreement also requires the satisfaction of certain binding conditions in order for Dresser-Rand to be obligated to perform its covenants under the D-R Agreement. The binding conditions consist of: (i) Ener-Core providing evidence reasonably satisfactory to Dresser-Rand that there are no liens on specified intellectual property of Ener-Core and that Ener-Core owns and has recorded specified patents; (ii) the posting of a $1.6 million bond or letter of credit by Ener-Core on behalf of Dresser-Rand for security on the license fee payments; (iii) evidence reasonably satisfactory to Dresser-Rand that Ener-Core has sufficient operating capital for twelve months; and (iv) Dresser-Rand providing a written acknowledgement of an initial binding customer purchase order for a KG2-3GEF/PO unit.

In March 2015, the D-R Agreement was amended to revise the second binding condition. The revised binding condition eliminates the need for a bond but requires the $400,000 quarterly cash payments due from Dresser-Rand to be paid into a cash escrow account. Funds may be released from the cash escrow as follows: (i) to Dresser-Rand for up to $500,000 to reimburse Dresser-Rand for certain engineering costs; (ii) to Dresser-Rand in the event of termination of the D-R Agreement as a result of a failed acceptance test; or (iii) to Ener-Core upon the satisfaction of the FSAT. Ener-Core expects to complete the FSAT within the first quarter of fiscal 2016. Ener-Core expects that Dresser-Rand will be paid $125,000 per quarter from the escrowed cash for each of the next four quarters for Dresser-Rand engineering services related to the integration under the D-R Agreement. In August 2015, Dresser-Rand notified us that we had successfully passed all four binding conditions and the D-R Agreement was therefore a binding agreement. Dresser-Rand made the initial $400,000 license fee payment to the escrow account and we remitted $125,000 from the escrow account to Dresser-Rand’s engineering division in August 2015.

Commercial Sales Efforts

Our commercial sales and marketing focus during 2015 is to build from our first commercial success in 2014 and add to our sales team as we begin to roll out our technology. Shortly after signing the D-R Agreement with Dresser-Rand in November 2014, our existing sales team began to work with the international sales and marketing teams from Dresser-Rand to develop a go-to-market strategy. In parallel, our existing internal sales team has continued to advance commercial opportunities from 2014 and enter new industrial markets with our EC250 and EC333 products.

During the first quarter of 2015, we began to focus our sales resources and efforts toward the improved commercialization of our technology, and we increased our sales efforts through the hiring of two key sales and marketing executives with experience in the oil and gas, waste remediation and pollution control industries. In January 2015, we engaged the services of John Millard as Director of the Europe/Middle East Region. Mr. Millard is based out of Zurich, Switzerland and has been tasked with marketing our Power Oxidizer technology into Europe and the Middle East, both of which are markets that we believe have demonstrated a willingness and a desire to be early adopters of our technology. In March 2015, we hired Mark Owen as Director of Sales in North America. Mr. Owen brings years of industry experience including recent experience selling pollution control systems throughout North America, along with experience rolling out new technology solutions and building sales teams and processes.

During the first quarter of 2015, one of our international distributors, Holland Renewable Energy Technologies, added an additional distribution partner to its commercial agreements. This new distributor, Hofstetter B.V, will begin to distribute our Power Oxidizer solutions in 2015 in the European market. Hofstetter is a world leader in flaring technology systems and has installed over 1,600 flaring systems worldwide. We believe this partnership will result in increased market awareness in Europe, a market that we believe is increasingly receptive of our technology solutions. We believe that Hofstetter provides an immediate and established market presence in Europe.

Dresser-Rand

In January 2015, the first sale of our new KG2-3GEF/PO unit was announced by Pacific Ethanol, which placed a two unit order with Dresser-Rand. Pursuant to the terms of the D-R Agreement, we began working on the initial phase of these two systems immediately after the announcement of the order received by Dresser-Rand from Pacific Ethanol. After receipt of formal acceptance of the successful completion of the SSAT, in August 2015, we received a binding purchase order from Dresser-Rand for two 1.75MW Power Oxidizer units for a total purchase price of $2.1 million. The purchase order calls for an initial payment of 50% of the order value, or $1,050,000 payable to Ener-Core with additional progress payments made over time under the purchase order until delivery of the Power Oxidizer units. The order also requires the Company to create a $2.1 million performance security, with an expected termination date of June 2017 by September 17, 2015.

With the completion and acceptance of the SSAT and the verification by Dresser-Rand of the satisfaction of the four binding conditions, we expect to see increased sales activity. The SSAT was a key milestone contained in the D-R Agreement that had both technical and commercial ramifications. We believe that the SSAT provided Dresser-Rand management with a significant level of assurance over the commercial viability of the Power Oxidizer technology and that the acceptance of the SSAT results reduced the technology risk to the point where Dresser-Rand was willing to provide a $2.1 million binding purchase order. Moving forward, we believe that the successful SSAT should enable Dresser-Rand to advance from preliminary commercial discussions with prospective customers to allow them to provide binding quotes and proposals and, ultimately, begin accepting additional binding purchase orders from customers that are interested in purchasing Dresser-Rand’s KG2-3GEF/PO Powerstations.

Landfill opportunities

According to data from the Landfill Methane Outreach Program of the U.S. Environmental Protection Agency, at least 50 percent of the landfills in the U.S. are already at full capacity and hence “closed,” meaning no new landfill material is provided. When landfills close, they typically continue to emit harmful greenhouse gases for as long as 50 to 70 years after closure. The Santiago Canyon installation will be the first installation of an Ener-Core Powerstation at a “closed” landfill site in California and our first sale into a landfill managed by a small municipality. We believe that there are other significant opportunities available with other local governments or municipalities that often run local landfills. We believe that our technology can extend, or as in the case of Santiago Canyon, restart the power production of older closed landfills, which would otherwise be forced to stop electricity production and either vent or flare the residual gases produced. We intend to use this project to prove the ability to extend the power generation life of a “closed” landfill well beyond the ability of existing landfill gas generation capabilities and as a viable solution to extend the life of landfill power generation.

In May 2015, we received an award for our second commercial EC250 to be installed at the closed Santiago Canyon Landfill in Orange County, California. The Santiago Canyon landfill was closed in 1996 and as is typical for a closed landfill, the gas quality has degraded to a level that is insufficient for traditional power generation technology. Due to environmental regulations, the site is required to flare the waste gas emitted from the landfill. Installation of our EC250 Powerstation will enable the closed landfill to generate revenue by producing clean electricity from a declining waste gas source, while improving the landfill’s air pollution profile. The installation, expected to be completed in 2017, is part of a renewable energy project made possible by the California Energy Commission’s award of $1.5 million to the University of California, Irvine’s Advanced Power & Energy Program in January 2015. We expect a formal purchase order of approximately $900,000 to be issued in the third quarter of 2015. Once the system is fully operational, the municipality anticipates cost savings of $240,000 per year of avoided power purchases and gas flaring costs.

Revenue, Order-to-Cash Cycle and Customer Order Cash Flows

Our order-to-cash cycle is lengthy and requires multiple steps to complete. As such, we utilize and evaluate certain metrics such as bookings, backlog, and billed backlog. The initial commercial phase involves our sales team identifying a suitable project and evaluating each site to determine whether our value proposition fits the potential customer’s needs. We evaluate potential industrial sites based on the amount, density and quality of the waste gas produced, the impacts of air quality penalties and required pollution abatement, and the expected cost savings or sales value of on-site power production. We also evaluate with the potential customer whether there are other financial considerations that could further strengthen the economic payback to the potential customer (which could include revenue increases that may result from pollution abatement benefits or carbon/emission credits or tax avoidance). As part of this evaluation, we work with potential customers to produce financial models, which seek to capture and quantify all of the various benefits of the potential project to determine the overall economic payback to the potential customer. If the potential customer determines to proceed after this evaluation, we enter into an agreement with the customer, which typically includes purchase order arrangements.

Customer orders, which are defined as firm commitments to purchase with fixed and determinable prices and contracted delivery terms, are considered bookings and are included as backlog. From the date of booking until the projected shipping date, we follow the standard practices that are typically followed by other power equipment producers, which include payment terms that involve customer advance payments designed to mirror our cash inventory outlays for sourcing parts and materials necessary to assemble the power plants to achieve a neutral customer order cash flow until delivery. All customer advance payments are recorded as billings, are reported as billed backlog and are represented on our balance sheet as deferred revenue or customer advances. As the Power Oxidizer plant assets are built, the costs are capitalized as inventory.

Powerstations are shipped to the customer locations and assembled on site. We supervise the assembly and commissioning of the Powerstations, which can take several months to complete. Once commissioning of the fully installed Powerstation(s) is(are) concluded and title passes to the customer, we issue the final billings and recognize revenues and costs of revenues by decrementing deferred revenues and inventory respectively.

We also charge customers for commissioning services, post-sale support, and post-warranty service and maintenance on our Power Oxidizer units. We provide a standard warranty, which typically ends six months after commissioning.

As of the date of this filing, we have a customer order backlog of $4.6 million consisting of $1.6 million for license fees associated with the Dresser-Rand Agreement, $2.1 million for two KG2 Oxidizer units, and $0.9 million for one EC250 Powerstation.

Financing Activities:

April 2015 Warrant Exchange

On April 2, 2015, we entered into warrant exchange agreements, or the Exchange Agreements, with five accredited investors, or the April 2014 Investors, that held warrants for the purchase of up to an aggregate of 81,941 shares of our common stock that were issued on April 16, 2014, or the April 2014 Warrants, in connection with our April 2014 senior secured convertible notes and warrants financing transaction, or the April 2014 Financing. Pursuant to the Exchange Agreements, the April 2014 Investors agreed to surrender for cancellation all of their April 2014 Warrants in exchange for shares of our common stock, which in the aggregate totaled 73,747 shares of our common stock, or the Exchange Shares. Under the Exchange Agreements, we granted the April 2014 Investors a right of first refusal to participate in any future sale of our equity or equity equivalent securities on a pro rata basis up to 50% of the securities offered in such sale, from the closing of the exchange transaction until April 16, 2016, except for a registered underwritten public offering. In the event that we engage in a registered underwritten public offering of our common stock and the offering price per share in such registered offering is more than 85% of the closing sale price of our common stock on the date of pricing of such offering, then the participation right shall be 20% of the securities offered in such registered offering. The Exchange Shares are subject to a separate lock-up agreement that prohibits any sale or transfer (subject to certain limited exceptions) of the Exchange Shares until the earlier of June 1, 2015 or the first date that the weighted average price of our common stock equals or exceeds $15.00 (as adjusted for any stock split, stock dividend, stock combination, reclassification or similar transaction occurring after the closing of the exchange transaction) for each of ten consecutive trading days.

May 2015 Equity Financing

On May 1, 2015, we sold 108,000 shares of our common stock at a purchase price of $7.50 per share and received gross proceeds of approximately $810,000 from the sale of such shares.

April 2015 and May 2015 Senior Secured Promissory Notes and Warrants Financing

On April 23, 2015, we sold senior secured promissory notes with an aggregate principal amount of $3.1 million, or the April 2015 Notes, and warrants for the purchase of up to 136,264 shares of our common stock, or the April 2015 Warrants. The investors in the offering paid $1,000 for each $1,000 of principal amount of April 2015 Notes and April 2015 Warrants. In connection with the offering, we agreed to effect a reverse stock split of our common stock initially yielding a post-split stock price of at least $4.00 per share of common stock within three months following the closing of the offering, to secure the listing of our common stock on a national securities exchange no later than six months following the closing of the offering, and to complete a firm commitment underwritten public offering registered under the Securities Act with aggregate gross proceeds to the Company equaling or exceeding $10,000,000 no later than six months following the closing of the offering.

On May 7, 2015, we sold senior secured promissory notes with an aggregate principal amount of $1.9 million, or the May 2015 Notes, and warrants for the purchase of up to 83,517 shares of our common stock, or the May 2015 Warrants. The investors in the offering paid $1,000 for each $1,000 of principal amount of May 2015 Notes and May 2015 Warrants. In connection with the offering, we agreed to covenants substantially identical to those described above relating to the April 2015 financing.

The April 2015 Notes mature on April 23, 2017, and the May 2015 Notes mature on May 7, 2017. The April 2015 Notes and the May 2015 Notes, which we collectively refer to as the 2015 Notes, each bear an interest rate of 12.00% per annum (which increases to 18% in the event of default) payable monthly in cash. The 2015 Notes are secured by a guaranty by Ener-Core Power, Inc. as well as current and future assets of the Company and Ener-Core Power, Inc. (excluding certain intellectual property assets described more fully below) pursuant to the pledge and security agreement entered into in connection with the 2015 Notes financings. The 2015 Notes contain the following provisions:

●	The 2015 Notes are convertible under limited circumstances consisting solely of any time following an event of default under the terms of the 2015 Note, or an Event of Default Conversion Period, or during the period from the consummation of a Qualified Public Offering (as defined) and continuing for thirty days thereafter, or a QPO Conversion Period. During an Event of Default Conversion Period (as defined), each holder is entitled to convert any portion of the outstanding principal on its 2015 Note, plus any accrued and unpaid interest and applicable late payment charges with respect to such principal, which we collectively refer to as a Conversion Amount, into shares of our common stock. During a QPO Conversion Period, each holder is entitled to convert up to 50% of its outstanding principal, and accrued and unpaid interest into our common stock. The conversion rate shall be determined by dividing (1) the Conversion Amount by (2) a conversion price which shall be: (A) during an Event of Default Conversion Period, a price per share equal to 85% of the arithmetic average of the five (5) lowest weighted average prices of our common stock during the fifteen consecutive trading day period ending on the trading day immediately preceding the applicable conversion date, (B) as of any conversion date occurring during a QPO Conversion Period, a price per share equal to the offering price to the public of our common stock offered for sale by the Company in such Qualified Public Offering and (C) as to any conversion date occurring during a Conversion Period that is both an Event of Default Conversion Period and a QPO Conversion Period, the lower of (x) the price set forth in clause (A) and (y) the price set forth in clause (B). In addition, during a QPO Conversion Period, if we issue any securities directly or indirectly convertible, exchangeable or exercisable into our common stock in connection with a Qualified Public Offering, or QPO Derivative Securities, each holder, automatically and without having to pay any additional consideration to the Company, shall receive the same number of QPO Derivative Securities per share of our common stock receivable upon such conversion as was received by the holders in the applicable Qualified Public Offering. However, in any case, we are not permitted to effect any conversion if, following such conversion, a holder would beneficially own more than 9.99% of the shares of our common stock after giving effect to such conversion.

●	Each holder may require us to redeem the 2015 Notes at a price equal to 115% of the Conversion Amount being redeemed (a) upon our default under the 2015 Notes, or (b) if we enter into a merger or consolidation, or sell or assign all or substantially all of our assets. In addition, at any time from and after the date that is the six month anniversary of the original issuance date of the 2015 Notes, each holder shall have the right, in its sole and absolute discretion, at any time or times, to require that we redeem all or any portion of the Conversion Amount of its 2015 Note then outstanding at a price equal to 100% of the Conversion Amount of the portion of the 2015 Note being redeemed.

At any time after the issuance of the 2015 Notes, other than (i) at any time during which an event of default has occurred and is continuing or (ii) from the time we publicly announce a Qualified Public Offering through and including the date that is thirty days immediately following the consummation of such Qualified Public Offering, we have the right to redeem all or any portion of the Conversion Amount then remaining under the 2015 Notes, or a Company Optional Redemption; provided, that the aggregate Conversion Amount under 2015 Notes being redeemed shall be at least $500,000, or such lesser amount that is then outstanding under the 2015 Notes. The conversion price for such Company Optional Redemption shall be a price equal to 100% of the Conversion Amount of the 2015 Notes being redeemed.

The April 2015 Warrants and the May 2015 Warrants, which we collectively refer to as the 2015 Warrants, entitle their holders to purchase shares of our common stock at an exercise price of $12.50 per share and will expire on the 60-month anniversary of their issuance date. The 2015 Warrants may be exercised at any time and may be exercised on a “cashless” basis if a registration statement covering the resale of the shares underlying the 2015 Warrants is not then available; provided, however, that we shall not effect any exercise if, following such exercise, a holder would beneficially own more than 4.99% of the shares of our common stock outstanding immediately after giving effect to such exercise.

Going Concern

Our consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, or GAAP, and have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. Since our inception, we have made a substantial investment in research and development to develop the Power Oxidizer, have successfully deployed an EC250 field test unit at the U.S. Army base at Fort Benning, Georgia, and installed and commissioned our first commercial unit in the Netherlands in the second quarter of 2014. In November 2014 we signed the D-R Agreement with Dresser-Rand to incorporate our Power Oxidizer into Dresser-Rand’s 1.75MW turbine. In August 2015, the D-R Agreement became a mutually binding agreement due to the satisfaction of certain binding conditions contained in the D-R Agreement.

We have sustained recurring net losses and negative cash flows since inception and have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. Despite a capital raise of approximately $4.0 million in September 2014 and further capital raises of $5.8 million in April and May 2015, we expect to require additional sources of capital to support the Company’s growth initiatives. We must secure additional funding to continue as a going concern and execute our business plan.

Management’s plan is to obtain capital sufficient to meet our operating expenses by seeking additional equity and/or debt financing, including through a proposed registered offering for which we filed a registration statement on July 29, 2015. The cash and cash equivalents balance on December 31, 2014 and June 30, 2015, was approximately $2.2 million and $3.2 million (excluding restricted cash of $50,000), respectively.

We raised a total of $5.8 million of debt and equity capital in April and May 2015, as described in Notes 8 and 11 below, and we expect that the $3.2 million of cash as of June 30, 2015 and the anticipated net proceeds from the proposed registered offering will continue to fund our working capital needs, general corporate purposes, and related obligations into 2016 at our current spending levels. However, we expect to require significantly more cash for working capital and as financial security to support our growth initiatives.

We will pursue raising additional debt or equity financing to fund our operations and product development.  If future funds are raised through issuance of stock or debt, these securities could have rights, privileges, or preferences senior to those of common stock and debt covenants that could impose restrictions on the Company’s operations. The sale of additional equity securities or debt financing will likely result in additional dilution to the Company’s current stockholders.  We cannot make any assurances that any additional financing will be completed on a timely basis, on acceptable terms or at all.   Management’s inability to successfully complete any other financing will adversely impact our ability to continue as a going concern. If our business fails or we are unable to seek immediate financing, our investors may face a complete loss of their investment.

The accompanying consolidated financial statements do not give effect to any adjustments that might be necessary if we were unable to meet our obligations or continue operations as a going concern.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements, as well as the reported revenues and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Concentrations of Credit Risk

Cash and Cash Equivalents

We maintain our non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation, or FDIC, provides insurance coverage of up to $250,000. For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to these deposits. At June 30, 2015, we had $2,980,000 in excess of the FDIC limit.

We consider all highly liquid investments available for current use with an initial maturity of three months or less and are not restricted to be cash equivalents. We invest our cash in short-term money market accounts.

Restricted Cash

Collateral Account

Under a credit card processing agreement with a financial institution that was entered in 2013, we are required to maintain funds on deposit with the financial institution as collateral. The amount of the deposit, which is at the discretion of the financial institution, was $50,000 on June 30, 2015 and December 31, 2014.

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

As of June 30, 2015 and December 31, 2014, one and one customer, respectively, accounted for 100% of net accounts receivable for each period.

Accounts Payable

As of June 30, 2015 and December 31, 2014, four and six vendors, respectively, collectively accounted for approximately 52% and 54% of our total accounts payable.

Inventory

Inventory, which consists of raw materials, is stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method. At each balance sheet date, we evaluate our ending inventory for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. At June 30, 2015 and December 31, 2014, we did not have a reserve for slow-moving or obsolete inventory.

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

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, derivative liabilities, and capital lease liabilities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2015 and December 31, 2014. The carrying amounts of short-term financial instruments are reasonable estimates of their fair values due to their short-term nature or proximity to market rates for similar items.

We determine the fair value of our financial instruments based on a three-level hierarchy established for fair value measurements under which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect management’s market assumptions. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair-value hierarchy:

●	Level 1: Valuations based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Currently, we classify our cash and cash equivalents as Level 1 financial instruments.

●	Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. We do not currently have any accounts under Level 2.

●	Level 3: Valuations based on inputs that require inputs that are both significant to the fair value measurement and unobservable and involve management judgment (i.e., supported by little or no market activity). Currently, we classify our warrants and conversion options accounted for as derivative liabilities as level 3 financial instruments.

If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement.

Accrued Warranties

Accrued warranties represent the estimated costs that will be incurred during the warranty period of our products. We make an estimate of expected costs that will be incurred by us during the warranty period and charge that expense to the consolidated statement of operations at the date of sale. We also reevaluate the estimate at each balance sheet date and if the estimate is changed, the effect is reflected in the consolidated statement of operations. We made our initial commercial sale to Efficient Energy Conversion TurboMachinery, B.V., or EECT, in the second quarter of 2014 with a six month warranty and later extended that warranty at our discretion. There was no warranty for the unit shipped to the Fort Benning site. We expect our future warranty period to be between six months and one year depending on the warranties provided and the products sold. Accrued warranties for expected expenditures within the next year are classified as current liabilities and as non-current liabilities for expected expenditures for time periods beyond one year.

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

Revenues under long-term construction contracts are generally recognized using the completed-contract method of accounting. Long-term construction-type contracts for which reasonably dependable estimates cannot be made or for which inherent hazards make estimates difficult are accounted for under the completed-contract method. Revenues under the completed-contract method are recognized upon substantial completion – that is acceptance by the customer, compliance with performance specifications demonstrated in a factory acceptance test or similar event. Accordingly, during the period of contract performance, billings and costs are accumulated on the balance sheet, but no profit or income is recorded before completion or substantial completion of the work. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimate of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. As of June 30, 2015 and December 31, 2014, we had no provision for contract losses.

Research and Development Costs

Research and development costs are expensed as incurred.  Research and development was $969,000 and $953,000 for the three months ended June 30, 2015 and 2014, respectively and were $1,709,000 and $1,745,000 for the six months ended June 30, 2015 and 2014 respectively.

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

In accordance with the accounting standards, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, we record the fair value of the fully vested, non-forfeitable common stock issued for future consulting.

Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive.  Approximately 625,000 and 433,000 shares of common stock were issuable upon full exercise of all options and warrants and shares issuable for full conversion of convertible debt, at June 30, 2015 and 2014, respectively, but were excluded from the computation of diluted loss per share due to the anti-dilutive effect on net loss per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(3,228,000)	$(2,968,000)	$(5,292,000)	$(4,947,000)
Weighted average number of common shares outstanding:
Basic and diluted	2,408,200	1,449,240	2,345,500	1,449,240
Net loss attributable to common stockholders per share:
Basic and diluted	$(1.34)	$(2.04)	$(2.26)	$(3.41)

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

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. ASU 2015-03 is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years and early application is permitted. The Company has elected to adopt ASU 2015-03 beginning with the interim period ending June 30, 2015.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 requires that entities measure inventory at the lower of cost and net realizable value. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years and early application is permitted. The Company has not yet assessed the impact ASU 2015-11 will have upon adoption.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015, AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$—	810,000	—	$810,000
Cost of good sold:	—	803,000	—	803,000
Gross Profit	—	7,000	—	7,000

Operating expenses:
Selling, general, and administrative	1,280,000	1,607,000	2,311,000	2,791,000
Research and development	968,000	953,000	1,709,000	1,745,000
Total operating expenses	2,248,000	2,560,000	4,020,000	4,536,000
Operating loss	(2,248,000)	(2,553,000)	(4,020,000)	(4,529,000)

Other income (expenses):
Interest expense	(106,000)	(5,000)	(107,000)	(7,000)
Amortization of debt discount	(804,000)	(540,000)	(804,000)	(540,000)
Loss on exchange of warrants	(279,000)	—	(279,000)	—
Gain (loss) on valuation of derivative liabilities	209,000	130,000	(82,000)	130,000
Total other income (expenses), net	(980,000)	(415,000)	(1,272,000)	(417,000)
Loss before provision for income taxes	(3,228,000)	(2,968,000)	(5,292,000)	(4,946,000)
Provision for income taxes	—	—	—	1,000
Net loss	(3,228,000)	(2,968,000)	$(5,292,000)	$(4,947,000)

Loss per share—basic and diluted	(1.34)	(2.04)	$(2.26)	$(3.41)
Weighted average common shares—basic and diluted	2,408,200	1,449,240	2,345,500	1,449,240

Revenue

Our revenue primarily consists of Power Oxidizer sales as well as engineering services.  For the three and six months ended June 30, 2015, we had no product sales, as compared to $810,000 and $810,000 for the same periods of the prior year where we sold one unit to Attero in the Netherlands.

Cost of Goods Sold

For the three and six months ended June 30, 2015, we had no product sales and thus had no cost of goods sold.  Cost of goods sold for the 2014 periods primarily consisted of the costs to build of our Power Oxidizer unit, including materials, labor, overhead costs and warranty costs.

Selling, general and administrative expenses

Selling, general and administrative expenses include officer compensation, salaries and benefits, stock-based compensation expense, consulting fees, legal expenses, intellectual property costs, accounting and auditing fees, investor relations costs, insurance, public company reporting costs and listing fees, and corporate overhead related costs.  Total selling, general and administrative expenses for the three months ended June 30, 2015 decreased $327,000 or 20.3% to $1,280,000 from $1,607,000 for the same period of the prior year.  Total selling, general and administrative expenses for the six months ended June 30, 2015 decreased $480,000 or 17.2% to $2,311,000 from $2,791,000 for the same period of the prior year. The decrease is due to a net decrease in stock based compensation offset by an increase in expenses payable in cash.

During the three and six months ended June 30, 2014, the Company incurred $868,000 and $1,375,000, respectively, for stock based compensation compared to $222,000 and $446,000, respectively for the three and six months ended June 30, 2015 resulting in expense decreases related to stock based compensation of $646,000 and $929,000 for the three and six month periods, respectively. The decrease in stock-based compensation expense from the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2015 was due to a one-time expense related to a stock option repricing in April 2014, which did not recur in 2015.

Expenses payable in cash increased $319,000 for the three months ended June 30, 2015 and increased $449,000 for the six months ended June 30, 2015 over the prior year periods. For both the three and six month periods, expenses payable in cash increased due to increased employee and consultant costs related to an increased effort in sales and marketing as well as higher legal costs related to patent protection and increased legal costs related to our corporate governance efforts, which began in May 2015.

Research and development

Research and development costs include development expenses for the Power Oxidizer and integration expenses related to our Power Oxidizer products with partners such as Dresser-Rand and include salaries and benefits, consultant fees, cost of supplies and materials for samples and prototypes, depreciation, as well as outside services costs.  Research and development expense for the three months ended June 30, 2015 increased $15,000. or 1.6%. to $968,000 from $953,000 for the same period of the prior year. Research and development expense decreased $36,000, or 2.1%, to $1,709,000 from $1,745,000 for the same period of the prior year.

The decrease for the three months ended June 30, 2015 compared to the same period in the prior year is due to the net effect of a decrease in stock-based compensation expense of $567,000 and an increase of $572,000 of expenses payable in cash. The decrease for the six months ended June 30, 2015 compared to the same period in the prior year is due to the net effect of a decrease in stock-based compensation expense of $699,000 offset by an increase of expenses payable in cash of $663,000.

The increase in expenses payable in cash for both the three and six months ended June 30, 2015 is due to increased costs related to higher engineering headcount for employees hired in late 2014, consultants working on the Dresser-Rand integration, and expensed materials and supplies to support the integration of our Power Oxidizer with the Dresser-Rand KG2/PO 2 megawatt unit.

Other Expenses:

Other expenses consisted primarily of interest payable in cash, amortization of debt discount, and the change in the market value of warrants and debt conversion features accounted for as derivative liabilities and which were issued in conjunction with the Company’s April 2014 Financing and the 2015 Notes.

Other expenses increased $565,000, or 136.1%, to $980,000 for the three months ended June 30, 2015 from $415,000 for the comparable 2014 period. The increase was due to the combined increase of a $101,000 increase for interest payable in cash, a one-time charge of $279,000 related to the warrant exchange, and $264,000 additional non-cash interest expense from debt discount and deferred financing fee amortization, offset by an increase of $179,000 from a gain on the change in derivative liability values.

Other expenses increased $855,000, or 205.0%, to $1,272,000 for the six months ended June 30, 2015 from $417,000 for the six months ended June 30, 2014. The increase was due to $101,000 increase in interest payable in cash, $264,000 additional interest expense from debt discount amortization, a one-time charge of $279,000 related to the warrant exchange, and a difference of $212,000 between the $130,000 gain in 2014 to a $82,000 loss in the 2015 period related to changes in the derivative liability values.

Net Loss

For the three months ended June 30, 2015, our net loss was approximately $3.2 million, primarily from operating expenses of $2.2 million, including stock-based compensation expenses of $0.4 million and increased research and development costs for the Dresser-Rand integration incurred in 2015 of $0.5 million; and $1.0 million of other expenses including interest expense of $0.9 million and $0.3 million in losses related to the warrant exchange, offset by a gain of $0.2 million for revaluation of derivative liabilities. For the three months ended June 30, 2014, our net loss of $3.0 million consisted of $2.6 million of operating expenses, including $1.6 million of stock compensation and $0.4 million of other expenses consisting of $0.5 million of interest expense, offset by a $0.1 million gain on derivative liability valuation.

For the six months ended June 30, 2015, our net loss was $5.3 million, primarily from operating expenses of $4.0 million, including stock compensation expense of $0.7 million and increased research and development costs for the Dresser-Rand integration under the terms of the D-R Agreement of $0.7 million, and $1.3 million of other expenses consisting of $0.9 million of interest expense, $0.3 million in losses related to the warrant exchange and a loss of $0.1 million for revaluation of derivative liabilities. For the six months ended June 30, 2014, our net loss of $4.9 million consisted of $4.5 million of operating expenses, including $2.4 million of stock compensation and $0.4 million of other expenses consisting of $0.5 million of interest expense, offset by a $0.1 million gain on derivative liability valuation.

Earnings per share

Earnings (Loss) per share, basic and diluted were ($1.34) and ($2.04) for the three months ended June 30, 2015 and 2014, respectively and ($2.26) and ($3.41) for the six months ended June 30, 2015 and 2014, respectively.

Liquidity

Cash Flows used in Operating Activities

Our cash used in operating activities were approximately $3.1 million and $2.2 million for the six months ended June 30, 2015 and 2014, respectively. Cash used in operating activities for the six months ended June 30, 2015 resulted from a net loss of approximately $5.3 million, reduced by non-cash charges of $2.0 million for stock-based compensation, losses on revaluation of derivative securities, non-cash interest expense due to amortization of debt discount and deferred financing charges, and depreciation, and a change of $0.2 million of working capital, primarily due to an increase in accounts payable.   Cash used in operating activities for the six months ended June 30, 2014 resulted from a net loss of approximately $5.0 million reduced by non-cash charges of $2.9 million for stock-based compensation, amortization of debt discount, and depreciation, net of gains on revaluation of derivative securities of $0.1 million and an increase of $0.2 million of working capital, primarily due to a decrease of costs in excess of billings net of deferred revenue decrease and related to the commissioning and revenue recognition of the Attero Powerstation.

Cash Flows from Investing Activities

Cash used in investing activities of $1.3 million for the six months ended June 30, 2015 was attributable to the purchase of property and equipment consisting primarily of the multi-fuel test facility which was used to satisfy the initial sub scale acceptance test for the D-R Agreement. Cash used in investing activities for the six months ended June 30, 2014 of $2.3 million was attributable to restricted cash associated with the April 2014 convertible notes offering placed into restricted cash in April 2014.

Cash Flows from Financing Activities

Cash provided by financing activities of $5.4 million for the six months ended June 30, 2015 was attributable the $0.8 million equity offering in May 2015 and the $5.0 million Senior Notes sold in April and May 2015, net of offering costs and fees. Cash provided by financing activities of $3.8 million for the six months ended June 30, 2014 was attributable to cash received from the placement of the April 2014 Convertible Debt securities in April 2014.

Capital Resources

Our principal capital requirements are to fund our working capital requirements, invest in research and development and capital equipment and fund the continued costs of public company filing requirements.  We have historically funded our operations through debt and equity financings.

From our inception, we have incurred losses from operations. For the six months ended June 30, 2015, we have incurred losses from operations and have an accumulated deficit of approximately $23.3 million and a net loss of approximately $5.3 million. For the six months ended June 30, 2015, we used cash in operations of approximately $3.1 million, which raises substantial doubt about our ability to continue as a going concern.

We expect to continue to incur substantial additional operating losses from costs related to the continuation of product and technology development and administrative activities.  Our cash on hand at June 30, 2015 was approximately $3.3 million (including restricted cash of $50,000). On April 23, 2015, we sold senior secured promissory notes with an aggregate principal amount of $3.1 million and warrants for the purchase of up to 136,264 shares of our common stock. On May 1, 2015, we sold 108,000 shares of our common stock at a purchase price of $7.50 per share and received gross proceeds of approximately $810,000 from the sale of such shares. On May 7, 2015, we sold senior secured promissory notes with an aggregate principal amount of $1.9 million and warrants for the purchase of up to 83,517 shares of our common stock. We paid $0.4 million in costs and fees associated with these equity and debt financings.

Our sales cycle can exceed 24 months and we do not expect to generate sufficient revenue in the next twelve months to cover our operating costs. We anticipate that we will pursue raising additional debt or equity financing to fund new product development and execute on the commercialization of our product plans.  On July 29, 2015, we filed a registration statement with the Securities and Exchange Commission for a proposed registered offering. We cannot make any assurances that our strategies will be effective or that any additional financing will be completed on a timely basis, on acceptable terms or at all. Our inability to successfully implement our strategies or to complete any other financing will adversely impact our ability to continue as a going concern.

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

Our principal sources of liquidity are cash and receivables.  As of June 30, 2015, cash and cash equivalents (including restricted cash) were $3.3 million or 58.1% of total assets compared to $2.2 million, or 67.6% at December 31, 2014.  The increase in cash and cash equivalents was primarily attributable to cash used in operating activities of $3.1 million and $1.3 million of spending on fixed assets, primarily on the multi-fuel test facility, offset by $5.4 million of cash received from debt and equity financings.

We have not yet achieved profitable operations and have yet to establish an ongoing source of revenue to cover operating costs and meet our ongoing obligations. Our cash needs for the next 12 months are projected to be in excess of $10 million which includes the following:

●	Employee, occupancy and related costs: $3.8 million

●	Professional fees and business development costs: $1.2 million

●	Research and development programs: $3.0 million

●	Corporate filings: $0.5 million

●	Working capital: $1.5 million

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item 3.

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

As of June 30, 2015, the end of the quarterly period covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were ineffective at the reasonable assurance level.   Such conclusion is due to the presence of material weaknesses in internal control over financial reporting.  Management anticipates that our disclosure controls and procedures will remain ineffective until such material weaknesses are remediated.

Changes in Internal Control over Financial Reporting

Remediation of Material Weaknesses

To address our material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

We are attempting to remediate the material weaknesses in our disclosure controls and procedures and internal controls over financial reporting identified above by refining our internal procedures (see below).  During the six months ended June 30, 2015, we initiated the following corrective actions, which management believes are reasonably likely to materially affect our financial reporting, as they are designed to remediate the material weaknesses as described above:

●	We are in the process of further enhancing our internal finance and accounting organizational structure, which includes hiring additional resources.

●	We are in the process of further enhancing the supervisory procedures to include additional levels of analysis and quality control reviews within the accounting and financial reporting functions.

●	We are in the process of strengthening our internal policies and enhancing our processes for ensuring consistent treatment and recording of reserve estimates and that validation of our conclusions regarding significant accounting policies and their application to our business transactions are carried out by personnel with an appropriate level of accounting knowledge, experience and training.

●	We are developing and implementing inventory control procedures.

●	We have added additional independent directors to our board of directors.

●	We have appointed additional independent directors to our board committees, including the addition of two directors to our compensation committee, two directors to our nominating and corporate governance committee, and two additional directors, for a total of three directors, to our audit committee.

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

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item 1A.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

No sales that were not previously reported on a Current Report on Form 8-K.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item  6.  Exhibits.

Exhibit No.		Description

3.1	(1)	Amended and Restated Articles of Incorporation, as currently in effect

3.2	(9)	Certificate of Change, dated July 6, 2015

3.3	(2)	Amended and Restated Bylaws, as currently in effect

3.4	(2)	Certificate of Merger, as filed with the Secretary of State of the State of Delaware on June 28, 2013

4.1	(7)	Form of the Notes dated April 23, 2015.

4.2	(7)	Form of the Warrants dated April 23, 2015.

4.3	(9)	Form of the Notes dated May 7, 2015.

4.4	(9)	Form of the Warrants dated May 7, 2015.

10.1	(6)	Form of Exchange Agreement.

10.2	(6)	Form of Lock-Up Agreement.

10.3	(7)	Securities Purchase Agreement dated April 22, 2015.

10.4	(7)	Pledge and Security Agreement dated April 23, 2015.

10.5	(8)	Securities Purchase Agreement dated May 1, 2015.

10.6	(8)	Registration Rights Agreement dated May 1, 2015.

10.7	(9)	Securities Purchase Agreement dated May 7, 2015.

10.8	(9)	First Amendment to the Securities Purchase Agreement dated May 7, 2015.

10.9	(9)	First Amendment to the Pledge and Security Agreement dated May 7, 2015.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed on April 24, 2013.
(2)	Incorporated by reference to the Registrant’s Form 8-K filed on July 10, 2013
(3)	Incorporated by reference to the Registrant’s Form 8-K/A filed on August 29, 2013.
(4)	Incorporated by reference to the Registrant’s Form 8-K filed on March 30, 2015.
(5)	Incorporated by reference to the Registrant’s Form 8-K filed on April 7, 2015.
(6)	Incorporated by reference to the Registrant’s Form 8-K filed on April 23, 2015.
(7)	Incorporated by reference to the Registrant’s Form 8-K filed on May 1, 2015.
(8)	Incorporated by reference to the Registrant’s Form 8-K filed on May 7, 2015.
(9)	Incorporated by reference to the Registrant’s Form 8-K filed on July 8, 2015.
(10)	Incorporated by reference to the Registrant’s Definitive Proxy Statement filed on July 15, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENER-CORE, INC. (Registrant)

Date: August 14, 2015	By:	/s/ Alain Castro
Alain Castro Chief Executive Officer

Date: August 14, 2015	By:	/s/ Domonic J. Carney
Domonic J. Carney Chief Financial Officer

