Form 10-Q
period 2015-09-30
Ener-Core Inc.
filed 2015-10-29
CIK 1495536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number: 333-173040

ENER-CORE, INC.

(Exact name of registrant as specified in its charter)

Delaware	3511	46-0525350
(State or other jurisdiction of Incorporation or organization)	Primary Standard Industrial Classification Code Number	(IRS Employer Identification No.)

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

As of September 30, 2015 there were 2,464,160 shares of the issuer’s common stock outstanding.

ENER-CORE, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FINANCIAL STATEMENTS

Index to the Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014	4

Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2015 and 2014	5

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014	6

Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2015	8

Ener-Core, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,197,000	$2,176,000
Restricted cash	325,000	50,000
Accounts receivable, net	305,000	107,000
Inventory	133,000	53,000
Prepaid expenses and other current assets	474,000	91,000
Total current assets	2,434,000	2,477,000
Property and equipment, net	2,324,000	755,000
Intangibles, net	29,000	34,000
Deposits	27,000	27,000
Total assets	$4,814,000	$3,293,000
Liabilities and Stockholders’ Equity (deficit)
Current liabilities:
Accounts payable	864,000	612,000
Accrued expenses	751,000	456,000
Deferred revenues and customer advances	1,009,000	—
Accrued warranty expense	30,000	242,000
Derivative liabilities	440,000	402,000
Convertible secured notes payable, net of discounts – short term	2,324,000	—
Capital leases payable—short term	26,000	19,000
Total current liabilities	5,444,000	1,731,000
Long term liabilities:
Deposits	19,000	23,000
Capital lease payable—long term	20,000	30,000
Convertible secured notes payable, net of discounts—long term	1,544,000	—
Total liabilities	7,027,000	1,784,000
Commitments and contingencies (Note 14)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value; authorized 200,000,000 shares; 2,464,160 and 2,282,120 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	24,425,000	19,548,000
Accumulated deficit	(26,638,000)	(18,039,000)
Total stockholders’ equity (deficit)	(2,213,000)	1,509,000
Total liabilities and stockholders’ equity (deficit)	$4,814,000	$3,293,000

See accompanying notes to condensed consolidated financial statements.

Ener-Core, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$—	$58,000	$—	$868,000
Cost of goods sold:	—	44,000	—	847,000
Gross Profit	—	14,000	—	21,000

Operating expenses:
Selling, general, and administrative	1,165,000	1,226,000	3,475,000	4,017,000
Research and development	928,000	514,000	2,636,000	2,259,000
Total operating expenses	2,093,000	1,740,000	6,111,000	6,276,000
Operating loss	(2,093,000)	(1,726,000)	(6,111,000)	(6,255,000)

Other income (expenses):
Interest expense, net	(150,000)	(21,000)	(257,000)	(28,000)
Amortization of debt discount and deferred financing costs	(1,117,000)	(2,694,000)	(1,921,000)	(3,234,000)
Loss on exchange of warrants	—	—	(279,000)	—
Gain (Loss) on valuation of derivative liabilities	50,000	1,618,000	(33,000)	1,748,000
Total other income (expenses), net	(1,217,000)	(1,097,000)	(2,490,000)	(1,514,000)
Loss before provision for income taxes	(3,310,000)	(2,823,000)	(8,601,000)	(7,769,000)
Provision for income taxes	—	—	—	1,000
Net loss	$(3,310,000)	$(2,823,000)	$(8,601,000)	$(7,770,000)

Loss per share—basic and diluted	$(1.34)	$(1.72)	$(3.61)	$(5.13)
Weighted average common shares—basic and diluted	2,464,100	1,642,600	2,385,500	1,515,000

See accompanying notes to condensed consolidated financial statements.

Ener-Core, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows used in operating activities:
Net loss	$(8,601,000)	$(7,770,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	276,000	176,000
Amortization of debt discount and deferred financing costs	1,921,000	3,234,000
Fair value of derivative liability	33,000	(1,748,000)
Stock-based compensation	1,113,000	2,813,000
Loss on exchange of warrants for common stock	279,000	—
Warrants issued for services	—	72,000
Changes in assets and liabilities:
Accounts and other receivables	3,000	(97,000)
Payments on contract loss	—	(64,000)
Restricted cash	(275,000)	—
Prepaid expenses and other current assets	(36,000)	(12,000)
Inventory	(80,000)	—
Deferred revenue	808,000	(701,000)
Accounts payable	281,000	383,000
Accrued expenses and other liabilities	(318,000)	(9,000)
Accrued interest expense	50,000	19,000
Costs in excess of billings of uncompleted contracts	—	801,000
Net cash used in operating activities	(4,546,000)	(2,903,000)
Cash flows used in investing activities:
Purchases of property and equipment	(1,830,000)	(27,000)
Net cash used in investing activities	(1,830,000)	(27,000)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	741,000	3,895,000
Proceeds from note payable, net	4,669,000	3,757,000
Payments on convertible notes payable	—	(1,883,000)
Repayment of capital leases payable	(13,000)	(9,000)
Net cash provided by financing activities	5,397,000	5,760,000
Net increase (decrease) in cash and cash equivalents	(979,000)	2,830,000
Cash and cash equivalents at beginning of period	2,176,000	1,201,000
Cash and cash equivalents at end of period	$1,197,000	$4,031,000

See accompanying notes to condensed consolidated financial statements.

Ener-Core, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(unaudited)

	Nine Months Ended September 30,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$1,000
Interest	$205,000	$4,000
Supplemental disclosure of non-cash activities:
Capital leases for purchase of equipment	$10,000	$29,000
Debt discount and derivative liabilities recorded upon issuance of warrants and convertible secured notes	$2,750,000	$2,078,000
Common stock issued in exchange for warrant cancellation	$885,000	$—
Original issue discount of convertible secured note issued	$—	$572,000
Debt discount and accrued broker fees upon issuance of convertible secured note	$—	186,000
Debt discount for warrants issued for broker fee in convertible secured note	$—	$154,000
Warranty liability recorded for product commissioned	$—	$22,000
Conversion of convertible notes and accrued interest into common stock	$—	$2,711,000
Issuance of warrants for services	$—	$72,000
Issuance of common stock for placement fees	$—	$150,000
Issuance of warrants for placement fees	$—	$101,000

See accompanying notes to condensed consolidated financial statements.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1—Description of Business

Organization

Ener-Core, Inc. (the “Company”, “we”, “us”, “our”), a Delaware corporation, was formed on April 29, 2010 as Inventtech, Inc.  On July 1, 2013, we acquired our wholly owned subsidiary, Ener-Core Power, Inc., (formerly Flex Power Generation, Inc.), a Delaware corporation.  The stockholders of Ener-Core Power, Inc. are now our stockholders and the management of Ener-Core Power, Inc. is now our management.  The acquisition was treated as a “reverse merger” and our financial statements are those of Ener-Core Power, Inc.  All equity amounts presented have been retroactively restated to reflect the reverse merger as if it had occurred on November 12, 2012.

Effective as of September 3, 2015, we changed our state of incorporation from the State of Nevada to the State of Delaware (the “Reincorporation”), pursuant to a plan of conversion dated September 2, 2015, following approval by our stockholders of the Reincorporation at our 2015 Annual Meeting of Stockholders held on August 28, 2015. As a Delaware corporation following the Reincorporation, we are deemed to be the same continuing entity as the Nevada corporation prior to the Reincorporation, and as such continue to possess all of the rights, privileges and powers and all of the debts, liabilities and obligations of the prior Nevada corporation. Upon effectiveness of the Reincorporation, all of the issued and outstanding shares of common stock of the Nevada corporation automatically converted into issued and outstanding shares of common stock of the Delaware corporation without any action on the part of our stockholders. Concurrent with the Reincorporation, on September 3, 2015 our authorized shares increased to 250,000,000 shares of stock consisting of 200,000,000 authorized shares of common stock and 50,000,000 authorized shares of preferred stock.

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

Management’s plan is to obtain capital sufficient to meet our operating expenses by seeking additional equity and/or debt financing, including through a proposed registered offering for which we filed a registration statement on July 29, 2015. The cash and cash equivalents balance (excluding restricted cash) on December 31, 2014 and September 30, 2015, was approximately $2.2 million and $1.2 million, respectively.

We raised a total of $5.8 million of debt and equity capital in April and May 2015, as described in Notes 9 and 12 below, and we expect that the $1.2 million of cash as of September 30, 2015, receipts on customer billings, and the anticipated net proceeds from the proposed registered offering will continue to fund our working capital needs, general corporate purposes, and related obligations into 2016 at our current spending levels. However, we expect to require significantly more cash for working capital and as financial security to support our growth initiatives.

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

Foreign Currency Adjustments

Our functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Income statement accounts are translated at average rates for the year. At September 30, 2015 and December 31, 2014, we did not hold any foreign currency asset or liability amounts. Gains and losses resulting from foreign currency transactions are reported as other income in the period they occurred.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Concentrations of Credit Risk

Cash and Cash Equivalents

We maintain our non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation (“FDIC”) provides insurance coverage of up to $250,000. For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to these deposits. At September 30, 2015, we had $1,044,000 in excess of the FDIC limit.

We consider all highly liquid investments available for current use with an initial maturity of three months or less and are not restricted to be cash equivalents. We invest our cash in short-term money market accounts.

Restricted Cash

Collateral Account

Under a credit card processing agreement with a financial institution that was entered in 2013, we are required to maintain funds on deposit with the financial institution as collateral. The amount of the deposit, which is at the discretion of the financial institution, was $50,000 on September 30, 2015 and December 31, 2014.

Dresser-Rand Escrow Account

Under our Commercial License Agreement with Dresser-Rand Corporation, a Siemens Company (“Dresser-Rand”), as amended, prepaid license fee payments of $400,000 per quarter are to be paid by Dresser-Rand into an escrow account with a financial institution beginning August, 2015. Dresser-Rand is allowed to withdraw up to $125,000 per quarter from this escrow account for qualified engineering expenses incurred by Dresser-Rand under the terms and conditions of the Dresser-Rand Commercial License Agreement. Dresser-Rand funded $400,000 in August 2015 and withdrew $125,000 in August 2015. The balance in the escrow account was $275,000 and $0 on September 30, 2015 and December 31, 2014. The Company is allowed to withdraw funds from the escrow account after completion of additional technical milestones, expected to be completed in the first half of 2016. See also Note 8 – Deferred Revenues and Customer Advances.

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

As of September 30, 2015 and December 31, 2014, two customers and one customer, respectively, accounted for 100% of net accounts receivable.

Accounts Payable

As of September 30, 2015 and December 31, 2014, two and six vendors, respectively, collectively accounted for approximately 25% and 54% of our total accounts payable.

Inventory

Inventory, which consists of raw materials, is stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method. At each balance sheet date, we evaluate our ending inventory for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. At September 30, 2015 and December 31, 2014, we did not have a reserve for slow-moving or obsolete inventory.

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

Accrued Warranties

Accrued warranties represent the estimated costs that will be incurred during the warranty period of our products. We make an estimate of expected costs that will be incurred by us during the warranty period and charge that expense to the consolidated statement of operations at the date of sale. We also reevaluate the estimate at each balance sheet date and if the estimate is changed, the effect is reflected in the consolidated statement of operations. We made our initial commercial sale to Efficient Energy Conversion TurboMachinery, B.V. (“EECT”) in the second quarter of 2014 with a six month warranty and later extended that warranty at our discretion. There was no warranty for the unit shipped to the Fort Benning site. We expect our future warranty period to be between nine months and one year depending on the warranties provided and the products sold. Accrued warranties for expected expenditures within the next year are classified as current liabilities and as non-current liabilities for expected expenditures for time periods beyond one year.

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

Impairment of Long-Lived Assets

We account for our long-lived assets in accordance with the accounting standards which require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical carrying value of an asset may no longer be appropriate. We consider the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of September 30, 2015 and December 31, 2014, we do not believe there have been any impairments of our long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products will continue, which could result in impairment of long-lived assets in the future.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, derivative liabilities, secured notes payable and related debt discounts and capital lease liabilities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2015 and December 31, 2014. The carrying amounts of short-term financial instruments are reasonable estimates of their fair values due to their short-term nature or proximity to market rates for similar items.

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

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Revenues under long-term construction contracts are generally recognized using the completed-contract method of accounting. Long-term construction-type contracts for which reasonably dependable estimates cannot be made or for which inherent hazards make estimates difficult are accounted for under the completed-contract method. Revenues under the completed-contract method are recognized upon substantial completion—that is acceptance by the customer, compliance with performance specifications demonstrated in a factory acceptance test or similar event. Accordingly, during the period of contract performance, billings and costs are accumulated on the balance sheet, but no profit or income is recorded before completion or substantial completion of the work. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimate of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. As of September 30, 2015 and December 31, 2014, we had no provision for contract losses.

Research and Development Costs

Research and development costs are expensed as incurred.  Research and development costs were $928,000 and $514,000 for the three months ended September 30, 2015 and 2014, respectively and were $2,636,000 and $2,259,000 for the nine months ended September 30, 2015 and 2014 respectively.

Share-Based Compensation

We maintain an equity incentive plan and record expenses attributable to the awards granted under the equity incentive plan. We amortize share-based compensation from the date of grant on a weighted average basis over the requisite service (vesting) period for the entire award.

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

Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive.  Approximately 648,000 and 433,000 shares of common stock issuable upon full exercise of all options and warrants at September 30, 2015 and 2014, respectively and all shares potentially issuable in the future under the terms of the Secured Notes Payable were excluded from the computation of diluted loss per share due to the anti-dilutive effect on the net loss per share.

All share and per share amounts in the table below have been adjusted to reflect the 30-for-1 forward split of our issued and outstanding shares of common stock by way of a stock dividend on May 6, 2013 and the 1-for-50 reverse split of our issued and outstanding common stock on July 8, 2015, retroactively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(3,310,000)	$(2,823,000)	$(8,601,000)	$(7,770,000)
Weighted average number of common shares outstanding:
Basic and diluted	2,464,100	1,642,600	2,385,500	1,515,000
Net loss attributable to common stockholders per share:
Basic and diluted	$(1.34)	$(1.72)	$(3.61)	$(5.13)

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

Note 3—Inventory

Inventory consists of Power Oxidizer parts used interchangeably as raw materials and as spare parts for the EC250 units installed to date. Inventory totaled $133,000 and $53,000 as of September 30, 2015 and December 31, 2014, respectively, and consisted of raw materials. The Company had no inventory reserve during 2015 or 2014.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Note 4—Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2015	December 31, 2014
	(unaudited)
Prepaid rent	$27,000	$27,000
Prepaid insurance	37,000	31,000
Prepaid offering costs	351,000	—
Prepaid fees	5,000	5,000
Prepaid deposit	32,000	8,000
Prepaid legal fees	22,000	20,000
Total	$474,000	$91,000

Note 5—Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30, 2015	December 31, 2014
	(unaudited)
Machinery and equipment	$2,154,000	$849,000
Office furniture and fixtures	217,000	198,000
Computer equipment and software	166,000	149,000
Construction in progress	664,000	164,000
Total cost	3,201,000	1,360,000
Less accumulated depreciation	(877,000)	(605,000)
Net	$2,324,000	$755,000

During the nine months ended September 30, 2015 the Company spent approximately $1.3 million on a multi-fuel test facility located at our headquarters in Irvine, California. We placed this self-constructed asset in service in the second quarter of 2015.

Assets recorded under capital leases and included in property and equipment in our balance sheets consist of the following:

	September 30, 2015	December 31, 2014
	(unaudited)
Machinery and equipment	$27,000	$27,000
Computer equipment and software	61,000	46,000
Total assets under capital lease	88,000	73,000
Less accumulated depreciation	(42,000)	(21,000)
Net assets under capital lease	$46,000	$52,000

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Depreciation expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$90,000	$26,000	$189,000	$77,000
General and administrative	29,000	26,000	87,000	77,000
	$119,000	$52,000	$276,000	$154,000

Amortization of assets under capital lease was $6,000 and $5,000 for the three months ended September 30, 2015 and 2014, respectively, and $13,000 and $10,000 for the nine months ended September 30, 2015 and 2014, respectively.

Note 6—Intangibles, Net

Intangibles, net consisted of the following:

	September 30, 2015	December 31, 2014
	(unaudited)
Patents	$80,000	$80,000
Less accumulated amortization	(51,000)	(46,000)
Net	$29,000	$34,000

This intangible asset is amortized over its remaining life.  Amortization expense related to this intangible asset was $1,000 and $3,000 for the three and nine months ended September 30, 2015 and 2014, respectively.

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

Note 7—Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2015	December 31, 2014
	(unaudited)
Accrued professional fees	$348,000	$280,000
Accrued vacation	139,000	92,000
Accrued bonuses	150,000	—
Accrued other	64,000	49,000
Accrued interest	50,000	—
Accrued liabilities owed by Parent—reimbursable under Contribution Agreement	—	35,000
Total accrued expenses	$751,000	$456,000

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Note 8—Deferred revenues and customer advances

Deferred revenues and customer advances consist of balances billed on existing customer contracts for which the revenue cycle is not complete. Customer advances on equipment sales represent down payments and progress payments under the terms and conditions of equipment sales of our Power Oxidizer and Power Station units. Prepaid license fees represent payments of license fees by Dresser-Rand into an escrow account. Deferred revenues and customer advances consisted of the following:

	September 30, 2015	December 31, 2014
	(unaudited)
Customer advances on equipment sales	609,000	—
Prepaid license fees	400,000	—
Total Deferred revenues and customer advances	$1,009,000	$—

Note 9—Secured Notes Payable

Secured Notes

During the nine months ended September 30, 2015, the Company sold senior secured promissory notes with an aggregate principal amount of $5.0 million (the “Notes”) in two separate tranches. Other than the issuance date and the term of the respective notes and warrants issued, the notes and warrants were identical for both tranches. On April 23, 2015, the Company closed the first tranche representing $3.1 million in aggregate principal amount of Notes issued in a private placement to seven institutional investors and on May 7, 2015 the Company closed the second tranche, representing $1.9 million in aggregate principal amount of Notes to four institutional investors. The Company received total gross proceeds of $5.0 million, less transaction expenses of $0.3 million consisting of legal costs and placement agent fees. The Company agreed to pay the placement agent 5% of the aggregate principal amount of the Notes, which was paid at the closing date of the second tranche. The Company plans to continue to use the proceeds from the Notes offering for general corporate purposes.

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

Effective as of October 22, 2015, we executed a Second Amendment to Securities Purchase Agreement dated April 22, 2015, and a First Amendment to Securities Purchase Agreement dated May 7, 2015 (collectively, the “October Amendments”), each with certain investors holding the requisite number of conversion shares and warrant shares underlying the Notes and warrants issued in April 2015 and May 2015 pursuant to the referenced purchase agreements. The October Amendments extend the deadline to November 30, 2015 for the Company’s consummation of a firm commitment underwritten public offering registered under the Securities Act of 1933, as amended, with aggregate gross proceeds to the Company equal to or in excess of $10,000,000, and related listing of its common stock on a national securities exchange.

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

Each holder may require us to redeem the Notes at a price equal to 115% of the sum of portion of the principal to be redeemed plus accrued and unpaid interest thereon and any accrued and unpaid late charges, if any, with respect to such principal and interest.(the “Conversion Amount”) being redeemed (a) upon our default under the Notes, or (b) if we enter into a merger or consolidation, or sell or assign all or substantially all of our assets. In addition, at any time from and after the date that is the eighteen month anniversary of the original issuance date of the Notes, each holder shall have the right, in its sole and absolute discretion, at any time or times, to require that we redeem all or any portion of the Conversion Amount of its Note then outstanding at a price equal to 100% of the Conversion Amount of the portion of the Note being redeemed.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

At any time after the issuance of the Notes, other than (i) at any time during which an event of default has occurred and is continuing or (ii) from the time we publicly announce a Qualified Public Offering through and including the date that is thirty days immediately following the consummation of such Qualified Public Offering, we have the right to redeem all or any portion of the Conversion Amount then remaining under the Notes, or a Company Optional Redemption; provided, that the aggregate Conversion Amount under Notes being redeemed shall be at least $500,000, or such lesser amount that is then outstanding under the Notes. The conversion price for such Company Optional Redemption shall be a price equal to 100% of the Conversion Amount of the Notes being redeemed.

The Notes were initially recorded net of a discount of $2,750,000, reflecting the fair value of the warrants and embedded conversion feature derivatives within the Notes on the issuance date and $303,000 of offering costs, representing cash placement fees and legal expenses. Both the $2,750,000 debt discount and the $303,000 of offering costs will be amortized through interest expense on the condensed consolidated statements of operations, using the effective interest method, over the expected term of the Notes.

Notes payable consisted of the following as of September 30, 2015:

	Notes	Debt Discount	Offering Costs	Net Total
Original Value	$5,000,000	$(2,750,000)	(303,000)	$1,947,000
Amortization of debt discount and deferred financing costs	—	1,752,000	169,000	1,921,000
Ending balance—September 30, 2015	5,000,000	(998,000)	(134,000)	3,868,000

Less: Current Portion	(2,500,000)	159,000	17,000	(2,324,000)
Long Term Portion	$2,500,000	$(839,000)	(117,000)	$1,544,000

Derivative Liabilities

We evaluate any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock to determine if they are indexed to an entity’s own stock.

Derivative liabilities consisted of the following:

	Warrants Liability	Embedded Note Conversion Feature	Total
Value as of December 31, 2014	$402,000	$—	$402,000
Adjustment to fair value—warrants	277,000	—	277,000
Exchange of warrants for common stock—April 2, 2015	$(679,000)	$—	$(679,000)
Issuance of Notes	—	611,000	611,000
Adjustment to fair value—conversion feature	—	(171,000)	(171,000)
Ending balance—September 30, 2015	$—	$440,000	$440,000

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

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Embedded conversion feature liability:

The Notes were issued with a feature that allows for up to 50% of the principal to be converted into our common stock. We determined that this embedded conversion feature should be accounted for as a derivative. The grant date fair value of the embedded derivatives, which requires bifurcation from the Notes described above, were recorded within short-term liabilities on the condensed consolidated balance sheet. The embedded derivatives relate to the conversion option, redemption in the case of an event of default and redemption in the case of a change in control features of the convertible secured note. The embedded derivatives will be marked to market quarterly, with any change recorded as an adjustment to the carrying value of these liabilities and the gain or (loss) on warrants and derivatives liabilities recorded in the consolidated statements of operations. The fair value of the warrants and embedded derivatives from the issuance date to September 30, 2015 declined $0.2 million. Accordingly, this amount was recorded as a gain on derivative liabilities in the condensed consolidated statements of operations. The embedded derivatives were valued using Black-Scholes option pricing model where the exercise price was equal to the market price on the valuation date and the following assumptions:

2015
Annual dividend yield	—
Expected life (years)	0.1-0.6 years
Risk-free interest rate	0.22-0.38%
Expected volatility	118–148%

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

We currently have no reason to believe future volatility over the expected remaining life of these embedded derivatives is likely to differ materially from historical volatility. The expected life is based on the remaining term of the conversion option. The risk-free interest rate is based on the U.S. Treasury securities consistent with the remaining term of the embedded derivatives.

Note 10—Fair Value Measurements and Disclosures

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

Inputs used in measuring fair value are prioritized into a three-level hierarchy based on whether the inputs to those measurements are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. The fair-value hierarchy requires the use of observable market data when available and consists of the following levels:

●	Level 1—Quoted prices for identical instruments in active markets;

●	Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets; and

●	Level 3—Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The following tables present information on the Company’s financial instruments:

	Fair Value	Level 1	Level 2	Level 3
Derivative liabilities
Cash and cash equivalents, including restricted cash	$1,522,000	$1,522,000	$—	$—
Embedded note conversion feature	$440,000	$—	$—	$440,000

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Note 11—Capital Leases Payable

Capital Leases Payable

Capital leases payable consisted of the following:

	September 30, 2015	December 31, 2014
	(unaudited)
Capital lease payable to De Lange Landon secured by forklift, 10.0% interest, due on October 1, 2018, monthly payment of $452.	$14,000	$17,000
Capital lease payable to Dell Computers secured by computer equipment, 15.09% interest, due on November 16, 2016, monthly payment of $592.	8,000	12,000
Capital lease payable to Dell Computers secured by computer equipment, 15.09% interest, due on December 15, 2016, monthly payment of $590.	8,000	12,000
Capital lease payable to Dell Computers secured by computer equipment, 15.09% interest, due on January 3, 2017, monthly payment of $405.	6,000	8,000
Capital lease payable to Dell Computers secured by computer equipment, 15.09% interest, due on January 3, 2017, monthly payment of $394.	10,000	—
Total capital leases	46,000	49,000
Less: current portion	(26,000)	(19,000)
Long-term portion of capital leases	$20,000	$30,000

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of September 30, 2015, are as follows:

	Year Ending December 31	Amount
	2015	$7,000
	2016	29,000
	2017	10,000
	2018	5,000
Net minimum lease payments		51,000
Less: Amount representing interest		(4,000)
Less: Taxes		(1,000)
Present value of net minimum lease payments		46,000
Less: Current maturities of capital lease payables		(26,000)
Long-term capital lease payables		$20,000

Note 12—Equity

On April 2, 2015, the Company entered into exchange agreements with the holders of all of the warrants issued in connection with the convertible notes offering in April 2014. As of March 31, 2015, the warrants were carried as derivative liabilities. On April 16, 2015, the exchange transaction was completed, with the Company issuing 73,747 shares of common stock (the “Exchange Shares”) in exchange for the return and cancellation of all of the warrants exercisable for up to an aggregate 81,942 shares of the common stock. The Exchange Shares were subject to a lock-up agreement that prohibited any sale or transfer (subject to certain limited exceptions) of the Exchange Shares until the earlier of June 1, 2015 or the first date that the weighted average price of the common stock equaled or exceeded $0.30 (as adjusted for any stock split, stock dividend, stock combination, reclassification or similar transaction occurring after the closing of the exchange transaction) for each of ten (10) consecutive trading days. The value of the Exchange Shares issued on the date of the exchange was $885,000. Prior to the exchange, we marked the warrants to market and recorded an additional loss on adjustment of derivative liabilities to reflect the market value of the warrants as of the date of the exchange. The $278,000 difference between the market value of the shares issued, valued at the closing market price on April 2, 2015, and the value of the warrants was recorded as a loss on exchange of warrants, represented in other expense on the condensed, consolidated statement of operations.

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

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Reverse Stock Split

The board of directors of the Company approved the Reverse Stock Split, at a ratio of 1-for-50, effective as of the Effective Date. As a result of the Reverse Stock Split, the authorized preferred stock decreased to 1,000,000 shares and the authorized common stock decreased to 4,000,000 shares. Both the preferred stock and the common stock par value remained at $0.0001 per share. On September 3, 2015, as a result of the Company’s adoption of a new certificate of incorporation in conjunction with its conversion to a Delaware corporation, the authorized preferred shares increased to 50,000,000 shares and the authorized common shares increased to 200,000,000 shares.

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

The number of shares of common stock outstanding immediately prior to the Reverse Stock Split was 123,193,755, and on the Effective Date, there were 2,463,919 shares of common stock outstanding. On July 15, 2015, the Company issued 241 additional shares of common stock to reflect the rounding up of fractional shares outstanding on the Effective Date. The number of shares underlying outstanding warrants and options immediately prior to the Reverse Stock Split was 16,951,674 and 15,423,051, respectively, and the number of shares underlying outstanding warrants and options after the Reverse Stock Split was 339,043 and 308,464, respectively. As a result of the Reverse Stock Split, the weighted average exercise price of the outstanding warrants increased from $0.36 per share to $17.81 per share and the weighted average exercise price of the outstanding options increased from $0.27 per share to $13.61 per share.

Note 13—Stock Options and Warrants

Stock options

On July 1, 2013, our board of directors adopted and approved the 2013 Equity Incentive Plan (the “2013 Plan”) and amended the 2013 Plan on March 24, 2015 to increase the number of shares available for issuance.  The 2013 Plan authorizes us to grant non-qualified stock options and restricted stock purchase rights to purchase up to 420,000 shares of our common stock with vesting to employees (including officers) and other service providers.  With the approval of the 2015 Plan described below, as of September 30, 2015, no shares of our common stock were available for issuance under the 2013 Plan.

On July 15, 2015, our board of directors approved the 2015 Omnibus Incentive Plan (the “2015 Plan”), which was approved by our stockholders on August 28, 2015. The 2015 Plan authorizes us to grant up to 300,000 shares of our common stock and is intended to replace the 2013 Equity Incentive Plan. If the 2015 Plan is approved by our stockholders, no additional grants will be made under the 2013 Plan.

The 2015 Plan permits the granting of any or all of the following types of awards: incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards, and performance awards payable in a combination of cash and company shares. There were no awards granted under the 2015 through September 30, 2015.

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

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

At September 30, 2015, total unrecognized deferred stock compensation expected to be recognized over the remaining weighted-average vesting periods of 1.1 years for outstanding grants was $3.0 million.

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

September 30, 2015

Expected volatility	100-150%
Dividend yield	0.00%
Risk-free interest rate	1.10–2.15%
Expected life (in years)	3.0-6.8

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

Stock-based award activity was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life	Value
Balance, December 31, 2014	267,257	$15.00	6.51	$47,000
Forfeited during 2015	(21,033)	17.00	—	—
Granted during 2015	62,240	8.30	—	—
Balance, September 30, 2015	308,464	$13.61	6.32	$—
Exercisable on September 30, 2015	129,240	$15.72	5.50	$—

The options granted have a contract term ranging between three and ten years. Options granted typically vest over a four year period, with 25% vesting after one year and the remainder ratably over the remaining three years.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

The following table summarizes information about stock options outstanding and exercisable at September 30, 2015:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Exercise	of	Contractual	Exercise	of	Exercise
Prices	Shares	Life	Price	Shares	Price
		(In years)
$0–$10.00	118,840	$8.02	$7.74	31,912	$7.70
$10.01–$15.00	34,888	8.12	$12.50	6,254	$12.50
$15.01–$20.00	132,178	4.51	$17.50	72,775	$17.50
$20.01–$25.00	22,558	5.22	$23.47	18,299	$23.71

	308,464	$6.32	$13.61	129,240	$15.72

Restricted stock represents stock purchased by employees prior to July 1, 2013 for which the Company has a right to repurchase. The repurchase rights lapse over time until December 31, 2015 at which time all restricted shares are vested. Restricted stock activity for the nine months ended September 30, 2015 was as follows:

		Weighted-
		Average
		Grant
	Shares	Price
Unvested Balance, December 31, 2014	15,720	$0.05
Repurchase of unvested restricted shares	—	—
Vested	(11,554)	$0.05
Unvested Balance, September 30, 2015	4,166	$0.05

Stock based compensation expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$148,000	$184,000	$443,000	$1,178,000
General and administrative	224,000	260,000	670,000	1,635,000
	$372,000	$444,000	$1,113,000	$2,813,000

Warrants

From time to time, we issue warrants to purchase shares of our common stock to investors, note holders and to non-employees for services rendered or to be rendered in the future. The following table represents the activity for warrants outstanding, exchanged, and issued for the nine months ending September 30, 2015.

Balance outstanding at December 31, 2014	195,681	$26.94
Exchanged for Common Stock	(81,942)	5.50
Issued for Senior Notes and Services	225,304	12.50
Balance outstanding at September 30, 2015	339,043	$17.81

For the outstanding warrants exercisable for 339,043 shares of our common stock at September 30, 2015, the weighted average exercise price per share was $17.81 and the weighted average remaining life was 4.25 years. The warrants outstanding as of September 30, 2015 had no intrinsic value.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Warrants outstanding as of September 30, 2015 consist of:

	Issue Date	Expiry Date	Number of Warrants	Exercise Price per Share
2013 Services Warrants—July	Jul-13	Jul-18	9,494	$37.50
2013 Services Warrants—August	Aug-13	Aug-18	729	37.50
2013 Services Warrants—November	Nov-13	Nov-18	2,400	50.00
2014 Services Warrants—April(1)	Apr-14	Apr-19	13,657	39.00
2014 Services Warrants—September(2)	Aug-14	Aug-19	16,000	25.00
2014 PIPE Warrants—September(3)	Sept-14	Sept-18	26,500	25.00
2014 Services Warrants—November(4)	Nov-14	Nov-18	6,500	25.00
2014 Settlement Warrants—December(5)	Dec-14	Dec-19	38,464	25.00
2015 Senior Notes Warrants(6)	Apr/May-15	Apr/May-20	219,785	12.50
2015 Services Warrants – May	May-15	May-15	5,514	12.50
Balance outstanding at September 30, 2015			339,043	$17.81
Warrants exercisable at September 30, 2015			339,043	$17.81

(1)	The 2014 Services Warrants—April were issued for fees incurred in conjunction with the issuance of convertible notes in 2014. The warrants were valued on the issuance date at $11.50 per share in conjunction with the valuation approach used for the initial valuation of the warrants issued in connection with the convertible notes issued in 2014.
(2)	The 2014 Services Warrants—September were issued to a consultant in exchange for advisory services with no readily available fair value. The warrants were originally issued at $39.00 per share and had a one-time price reset provision to the exercise price of the warrants issued to investors in the convertible notes offering in April 2014 if the exercise price of such convertible notes warrants changed prior to the September 30, 2014. On September 22, 2014, the exercise price was changed to $25.00 per share. There are no further exercise price changes for this warrant series. The warrants were valued using the Black-Scholes option pricing model at $131,000 on the issuance date with an additional $6,000 recorded to expense on September 22, 2014 to reflect the change in fair value resulting from the exercise price change.
(3)	On September 22, 2014 the Company issued 26,500 warrants with an exercise price of $25.00 per share in conjunction with placement agent services for the Company’s September 2014 private equity placement. The warrants were valued using the Black-Scholes option pricing model at $296,000 on the issuance date.
(4)	On November 26, 2014, the Company issued 6,500 warrants with an exercise price of $25.00 per share for compensation for investor relations services provided. The warrants were valued using the Black-Scholes option pricing model at $43,000 on the issuance date.
(5)	On December 1, 2014, the Company issued 19,232 warrants with an exercise price of $39.00 per share and on December 15, 2014 issued 19,232 warrants with an exercise price of $25.00 per share to settle potential legal disputes resulting from claims made by the investors in the November 2013 private equity placement. The warrants issued on December 1, 2014 were issued concurrent with the issuance of 8,462 shares of the Company’s common stock in partial settlement of the potential legal disputes arising from claims by two investors. The Company settled all remaining potential legal disputes with all of the remaining investors in the November 2013 private placement on December 15, 2014 by issuing the second tranche of warrants and setting the exercise price of each warrant series issued at $25.00 with no further reset provisions. The combined issuance of the warrants and expense resulting from any price changes were valued using the Black-Scholes option pricing model at $246,000 and expensed to general and administrative expense.
(6)	On April 23, 2015 the Company issued warrants exercisable for up to 136,267 shares of our common stock and on May 7, 2015 the Company issued warrants exercisable for 83,518 shares of our common stock, each with an exercise price of $12.50 per share in conjunction with the Senior Notes described in Note 9. The warrants were valued using the Black-Scholes option pricing model at $2,139,000 on the issuance date.
(7)	On May 7, 2015 the Company issued warrants exercisable for 5,514 shares of our common stock with an exercise price of $12.50 per share in conjunction with placement agent services for the Company’s May 2015 private equity placement. The warrants were valued using the Black-Scholes option pricing model at $56,000 on the issuance date.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Note 14—Commitments and Contingencies

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

The following table presents the changes in the product warranty accrual included in accrued expenses in the accompanying condensed consolidated balance sheets for the nine months ended September 30, 2015:

2015
Beginning balance, January 1, 2015	$242,000
Charged to cost of revenues	—
Usage	(212,000)

Ending balance, September 30, 2015	$30,000

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

Future minimum rental payments under operating leases that have initial noncancellable lease terms in excess of one year as of September 30, 2015 are as follows:

Three Months ending December 31, 2015	79,000
Year Ending December 31, 2016	315,000
$394,000

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Rent expense, net of sublease income, was $73,000 and $166,000 for three and nine months ended September 30, 2014, respectively, and $79,000 and $233,000 for the three and nine months ended September 30, 2015, respectively.

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

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Note 15—Subsequent Events

 Effective as of October 22, 2015, we executed a Second Amendment to Securities Purchase Agreement dated April 22, 2015, and a First Amendment to Securities Purchase Agreement dated May 7, 2015 (collectively, the “October Amendments”), each with certain investors holding the requisite number of conversion shares and warrant shares underlying the notes and warrants issued in April 2015 and May 2015 pursuant to the referenced purchase agreements. The October Amendments extend the deadline to November 30, 2015 for the Company’s consummation of a firm commitment underwritten public offering registered under the Securities Act of 1933, as amended, with aggregate gross proceeds to the Company equal to or in excess of $10,000,000, and related listing of its common stock on a national securities exchange.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise indicated, the following discussion and analysis of our financial condition is as of September 30, 2015. Our results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Our technology offers an alternative to traditional methods of destroying gaseous pollution, by simultaneously enabling industrial facilities (i.e., the sources of the gaseous emissions) to reduce their energy costs through the generation of on-site power from their waste gases and eliminating or reducing their air pollution. In addition, our technology provides an innovative alternative method that a wide range of industrial facilities could deploy in order to comply with or exceed environmental air quality regulations, which currently represent a significant operating cost for these industries. We currently partner with established manufacturers of gas turbines and work with the engineering teams of these manufacturers to integrate our Power Oxidizer with their gas turbines. These partnerships benefit us through improved brand awareness and facilitation of the commercialization of our Power Oxidizer technology. The coupling or integration of our technology with gas turbines allows our partners to market their modified gas turbines into new markets and sales opportunities that otherwise are not technically feasible with traditional power generation technologies. We also plan to partner with manufacturers of steam boilers in a similar manner, thereby enabling the steam boilers to create valuable industrial-grade steam from low-quality waste gases as a monetarily “free” input fuel. We do not yet have any agreements with such manufacturers, but we expect to negotiate and enter into additional partnerships for the larger turbines and steam products within the next 18 months.

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

We have developed a 250/333 kilowatt, or kW, Power Oxidizer that we integrate with a 250 kW and a 333 kW gas turbine to produce 250 kW and 333 kW “Powerstations,” respectively. We have two Powerstations currently in operation at a landfill site in the Netherlands and at the Irvine campus of the University of California, Irvine, or UCI, and one additional Powerstation currently in the production phase expected to be installed at a landfill in southern California. We are in the process of scaling up our Power Oxidizer systems to a significantly larger size of 2 megawatt, or MW, which has six times more power capacity than the 333 kW system, as well as working with engineers from Dresser-Rand a.s., a subsidiary of Dresser-Rand Group Inc., or Dresser-Rand, to integrate this larger Power Oxidizer with Dresser-Rand’s “KG2” 2 MW gas turbine. We believe this scaled-up version of our Power Oxidizer, combined with the KG2 turbine, will result in a Powerstation product that is better aligned with the scale of emissions (and energy requirements) observed at the industrial facilities that we believe stand to benefit most from this technology. As with the existing, smaller Powerstation, the larger Powerstations will be designed to provide an alternative to typical combustion-based power generation and enable industries to utilize their own waste gases to generate power. We also expect to integrate our Power Oxidizer technology with traditional steam boilers, thereby enabling the commercialization and deployment of systems that will convert low-quality waste gases to steam (with no electrical power required) for customers that value industrial steam more than electrical power within their operations.

Our first commercial products, or the EC Series, the Ener-Core Powerstation EC250, or EC250, previously called “FP250,” and EC333, or EC333, are products that combine our Power Oxidizer with a 250 kW and a 333 kW gas turbine, respectively. The gas turbines were initially developed by Ingersoll-Rand, plc, or Ingersoll-Rand, and subsequently enhanced by our predecessor, FlexEnergy, Inc., or FlexEnergy. The substitution of the Power Oxidizer for the combustor within a traditional turbine allows for the resulting, modified turbine to utilize low density waste gases as a fuel, in place of commercially purchased gases. The low energy density gases that the EC Series products can use as a fuel do not have an alternative commercial market as traditional combustion-based turbines require uncontaminated high energy fuels and thus cannot run on low energy density gases, and therefore such low energy density gases have no market value. The use of these waste gases results in a lower fuel cost to operate, in addition to providing a significant reduction in industrial air emissions.

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

Also on the effective date, all of our options, warrants and other convertible securities outstanding immediately prior to the Reverse Stock Split were adjusted by dividing the number of shares of common stock into which the options, warrants and other convertible securities are exercisable or convertible by 50 and multiplying the exercise or conversion price thereof by 50, all in accordance with the terms of the plans, agreements or arrangements governing such options, warrants and other convertible securities and subject to rounding to the nearest whole share. Such proportional adjustments were also made to the number of shares and restricted stock units issued and issuable under our equity compensation plans. The consolidated financial statements and notes to the condensed consolidated financial statements included elsewhere in this prospectus give retroactive effect to the Reverse Stock Split for all periods presented.

After giving effect to the Reverse Stock Split, on July 8, 2015, we had 2,463,919 shares of common stock, options to purchase up to 308,464 shares of common stock and warrants to purchase up to 339,043 shares of common stock outstanding.

Reincorporation

Effective as of September 3, 2015, we changed our state of incorporation from the State of Nevada to the State of Delaware, or the Reincorporation, pursuant to a plan of conversion dated September 2, 2015, following approval by our stockholders of the Reincorporation at our 2015 Annual Meeting of Stockholders held on August 28, 2015. In connection with the Reincorporation, we filed articles of conversion with the State of Nevada and a certificate of conversion with the State of Delaware. Upon effectiveness of the Reincorporation, the rights of our stockholders became governed by the Delaware General Corporation Law, the certificate of incorporation filed in Delaware and newly adopted bylaws. As a Delaware corporation following the Reincorporation, which we refer to as Ener-Core Delaware, we are deemed to be the same continuing entity as the Nevada corporation prior to the Reincorporation, which we refer to as Ener-Core Nevada. As such, Ener-Core Delaware continues to possess all of the rights, privileges and powers of Ener-Core Nevada, all of the properties of Ener-Core Nevada and all of the debts, liabilities and obligations of Ener-Core Nevada, including all contractual obligations, and continues with the same name, business, assets, liabilities, headquarters, officers and directors as immediately prior to the Reincorporation. Upon effectiveness of the Reincorporation, all of the issued and outstanding shares of common stock of Ener-Core Nevada automatically converted into issued and outstanding shares of common stock of Ener-Core Delaware without any action on the part of our stockholders.

Dresser-Rand 2 MW Integration

Throughout the nine months ended September 30, 2015, a significant portion of our resources, including nearly all of our engineering staff and additional consultants, was allocated to the scale up of our Power Oxidizer and the integration of our Power Oxidizer with the Dresser-Rand KG2-3GEF turbine.

On November 14, 2014, we entered into a global licensing agreement with the Dresser-Rand Company, which we refer to as the D-R Agreement, which grants Dresser-Rand the right to market and sell the Dresser-Rand KG2-3GEF 2 MW gas turbine coupled with the Ener-Core Power Oxidizer. The D-R Agreement grants Dresser-Rand exclusive rights to commercialize the Ener-Core Power Oxidizer, within ranges of 1–4 MW of power capacity, bundled with the Dresser-Rand KG2 gas-turbine product line. As part of the D-R Agreement, Dresser-Rand agreed to pay a $1.6 million initial license fee, which is currently in escrow, under the condition that we were able to successfully scale up the technology from the current size of 250 kW to a size of 2 MW. Dresser-Rand also agreed to achieve annual sales thresholds agreed to by both companies in order to retain the exclusivity of the commercial license. Upon payment of the initial license fee in full, Dresser-Rand shall have an exclusive license to sell the Ener-Core Power Oxidizer within ranges of 1–4 MW of power capacity, bundled with a gas-turbine to generate electricity. Beginning in November 2019, so long as Dresser-Rand continues to sell the agreed minimum quantity of units every year, or pays a “top up” license payment if the agreed minimum sales quantities are not achieved during any individual year, Dresser-Rand shall retain an exclusive license in the aforementioned 1–4 MW range of power capacity.

The D-R Agreement calls for a series of technical milestones. The first technical milestone involves the completion of a “Sub-Scale Acceptance Test,” or SSAT, which we successfully completed in July 2015. During the nine months ended September 30, 2015, we spent approximately $1.1 million to purchase the parts necessary to construct a “Multi-Fuel Test Facility,” or MFTF, and completed the assembly of the MFTF in April 2015. The MFTF was used initially for the SSAT testing. After the conclusion of the SSAT, we expect to utilize the MFTF for additional Dresser-Rand related tests as well as for sales and marketing efforts for our other customers. Between April 2015 and July 2015, the MFTF was used to complete a comprehensive series of heat output and other oxidation tests for a Power Oxidizer. The SSAT was designed to be an interim in field test designed to be conducted without an integrated turbine and was intended to be a low-risk verification of the heat output required for the full integration. We completed and submitted the SSAT test results to Dresser-Rand in July 2015, and Dresser-Rand notified us on August 3, 2015 that we had successfully passed the SSAT.

The second technical milestone will be the “Full-Scale Acceptance Test,” or FSAT, on which we started to commit resources in April 2015 for certain long lead time items and expect to commit additional resources beginning in the third quarter of fiscal 2015. The FSAT includes a multitude of tests using a full, working prototype of a combined Power Oxidizer and a Dresser-Rand KG2. The FSAT procedures are expected to be completed in early 2016. Both technical milestones are required prior to the delivery of the first commercial 1.75 MW units. We currently expect to ship the first two commercial KG2/PO units in 2016 to Dresser-Rand’s customer, Pacific Ethanol, as announced by Pacific Ethanol in January 2015.

The D-R Agreement also requires the satisfaction of certain binding conditions in order for Dresser-Rand to be obligated to perform its covenants under the D-R Agreement, which covenants include the payment of license fees into escrow, the acceptance of binding purchase orders from its customers for KG2/PO units, the issuance of binding purchase orders to us for Power Oxidizer units and the performance of additional engineering services required for the FSAT. The binding conditions consist of: (i) Ener-Core providing evidence reasonably satisfactory to Dresser-Rand that there are no liens on specified intellectual property of Ener-Core and that Ener-Core owns and has recorded specified patents; (ii) the posting of a $1.6 million bond or letter of credit by Ener-Core on behalf of Dresser-Rand for security on the license fee payments; (iii) evidence reasonably satisfactory to Dresser-Rand that Ener-Core has sufficient operating capital for twelve months; and (iv) Dresser-Rand providing a written acknowledgement of an initial binding customer purchase order for a KG2-3GEF/PO unit.

In March 2015, the D-R Agreement was amended to revise the second binding condition. The revised binding condition eliminates the need for a bond but requires the $400,000 quarterly cash payments due from Dresser-Rand to be paid into a cash escrow account. Funds may be released from the cash escrow as follows: (i) to Dresser-Rand for up to $500,000 to reimburse Dresser-Rand for certain engineering costs; (ii) to Dresser-Rand in the event of termination of the D-R Agreement as a result of a failed acceptance test; or (iii) to Ener-Core upon the satisfaction of the FSAT. Ener-Core expects to complete the FSAT within the first quarter of fiscal 2016. Ener-Core expects that Dresser-Rand will be paid $125,000 per quarter from the escrowed cash for each of the next four quarters for Dresser-Rand engineering services related to the integration under the D-R Agreement. Upon satisfaction of the FSAT, Ener-Core will receive $1.1 million that is currently in escrow, which does not include the $500,000 that Dresser-Rand is to receive for reimbursement for certain engineering costs. If the FSAT condition is not satisfied, then Dresser-Rand shall receive the $1.1 million that is currently in escrow.

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

Dresser-Rand

In January 2015, the first sale of the new KG2-3GEF/PO unit was announced by Pacific Ethanol, which placed a two unit order with Dresser-Rand. Pursuant to the terms of the D-R Agreement, we began working on the initial phase of these two systems immediately after the announcement of the order received by Dresser-Rand from Pacific Ethanol. After receipt of formal acceptance of the successful completion of the SSAT, in August 2015, we received a binding purchase order from Dresser-Rand for two 1.75MW Power Oxidizer units for a total purchase price of $2.1 million. The purchase order calls for an initial payment of 50% of the order value, or $1,050,000 payable to us with additional progress payments made over time under the purchase order until delivery of the Power Oxidizer units. The purchase order also requires the Company to create a $2.1 million performance security, with an expected termination date of June 2017 by September 17, 2015, which date was extended until November 15, 2015. We have entered into a non-binding memorandum of understanding with an investor who will assist us in obtaining a letter of credit for the $2.1 million performance security interest. Upon satisfaction of the FSAT, we expect to receive $1.6 million of license fees, as reduced by $500,000 that Dresser-Rand is to receive for reimbursement for certain engineering costs, for a net amount due of $1.1 million. Under the D-R Agreement, the license fees are payable into escrow quarterly in equal installments. A total of $275,000 was in escrow on September 30, 2015 consisting of $400,000 for one quarterly installments, as reduced by $125,000 for engineering cost reimbursements paid to Dresser-Rand. If the FSAT condition is not satisfied, then Dresser-Rand shall receive all remaining amounts in escrow.

With the completion and acceptance of the SSAT and the verification by Dresser-Rand of the satisfaction of the four binding conditions, since July 2015, we have seen increased sales activity through proposals, customer visits and preliminary analyses requested by prospective customers. The SSAT was a key milestone contained in the D-R Agreement that had both technical and commercial ramifications. We believe that the SSAT provided Dresser-Rand management with a significant level of assurance over the commercial viability of the Power Oxidizer technology and that the acceptance of the SSAT results reduced the technology risk to the point where Dresser-Rand was willing to provide a $2.1 million binding purchase order. Moving forward, we believe that the successful SSAT should enable Dresser-Rand to advance from preliminary commercial discussions with prospective customers to allow them to provide binding quotes and proposals and, ultimately, begin accepting additional binding purchase orders from customers that are interested in purchasing Dresser-Rand’s KG2-3GEF/PO Powerstations.

Landfill opportunities

According to data from the Landfill Methane Outreach Program of the U.S. Environmental Protection Agency, at least 50 percent of the landfills in the U.S. are already at full capacity and hence “closed,” meaning no new landfill material is provided. When landfills close, they typically continue to emit harmful greenhouse gases for as long as 50 to 70 years after closure. Although an active landfill may generate electricity from methane production using combustion-based gas turbines or engines, the methane production at a closed landfill often falls below the 35% methane concentration level required for use of such technologies. The Santiago Canyon installation will be the first installation of an Ener-Core Powerstation at a “closed” landfill site in California and our first sale into a landfill managed by a small municipality. We believe that there are other significant opportunities available with other local governments or municipalities that often run local landfills. We believe that our technology can extend, or as in the case of Santiago Canyon, restart the power production of older closed landfills, which would otherwise be forced to stop electricity production and either vent or flare the residual gases produced. Instead of flaring the gas, our Power Oxidizer allows a gas turbine to run on a level of methane as low as a 5% concentration level. We intend to use this project to prove the ability to extend the power generation life of a “closed” landfill well beyond the ability of existing landfill gas generation capabilities and as a viable solution to extend the life of landfill power generation.

In May 2015, we received an award for our second commercial EC250 to be installed at the closed Santiago Canyon Landfill in Orange County, California. The Santiago Canyon landfill was closed in 1996 and as is typical for a closed landfill, the gas quality has degraded to a level that is insufficient for traditional power generation technology. Due to environmental regulations, the site is required to flare the waste gas emitted from the landfill. Installation of our EC250 Powerstation will enable the closed landfill to generate revenue by producing clean electricity from a declining waste gas source, while improving the landfill’s air pollution profile. The installation, expected to be completed in 2017, is part of a renewable energy project made possible by the California Energy Commission’s award of $1.5 million to the University of California, Irvine’s Advanced Power & Energy Program in January 2015. We received a formal purchase order of approximately $900,000 in the third quarter of 2015. Once the system is fully operational, the municipality anticipates cost savings of $240,000 per year of avoided power purchases and gas flaring costs.

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

We also charge customers for commissioning services, post-sale support, and post-warranty service and maintenance on our Power Oxidizer units. We provide a standard warranty, which typically ends between six months and one year after commissioning.

Commercial Activity

During the quarter ended September 30, 2015 we closed orders for two KG2 Oxidizer systems and one EC 250 Powerstation system for a total unit backlog of $3.0 million. With our $1.6 million in license fees due from Dresser-Rand under the terms of the commercial license agreement, we consider our backlog at September 30, 2015 to be $4.6 million. We expect to collect the license fees and ship the three units in 2016.

During the quarter ended September 30, 2015 we began to bill and collect customer deposits on our existing $4.6 million backlog consisting of $0.6 million billed for sales of our Power Oxidizers and Powerstations systems and $0.4 million billed for our license fee arrangement with Dresser Rand. Of the combined $1.0 million billed, we collected $0.4 million in cash prior to September 30, 2015, $0.4 million was collected into a restricted escrow account as described below, and $0.2 million is expected to be collected in the fourth quarter of 2015.

In October 2015 we entered into an non-binding memorandum of understanding pursuant to which an investor shall provide the Company with financial and other assistance (including the provision of sufficient and adequate collateral) as necessary in order for the Company to obtain a $2.1 million letter of credit acceptable to Dresser-Rand as the backstop security required in support of the purchase order for the first two KG2 Power Oxidizer units. Under the terms of the Dresser-Rand purchase order, the backstop security enables us to collect 50% of the order value in cash immediately with additional payments over time as we purchase materials for the Power Oxidizer units. If the investor is required to make any payments on the letter of credit, the Company shall reimburse the investor the full amount of any such payment. We expect to complete a definitive agreement for this memorandum of understanding prior to the November 15, 2015 due date for the Dresser-Rand backstop security.

Financing Activities

April 2015 Warrant Exchange

On April 2, 2015, we entered into warrant exchange agreements, or the Exchange Agreements, with five accredited investors, or the April 2014 Investors, that held warrants for the purchase of up to an aggregate of 81,941 shares of our common stock that were issued on April 16, 2014, or the April 2014 Warrants, in connection with our April 2014 senior secured convertible notes and warrants financing transaction, or the April 2014 Financing. Pursuant to the Exchange Agreements, the April 2014 Investors agreed to surrender for cancellation all of their April 2014 Warrants in exchange for shares of our common stock, which in the aggregate totaled 73,747 shares of our common stock, or the Exchange Shares. Under the Exchange Agreements, we granted the April 2014 Investors a right of first refusal to participate in any future sale of our equity or equity equivalent securities on a pro rata basis up to 50% of the securities offered in such sale, from the closing of the exchange transaction until April 16, 2016, except for a registered underwritten public offering. In the event that we engage in a registered underwritten public offering of our common stock and the offering price per share in such registered offering is more than 85% of the closing sale price of our common stock on the date of pricing of such offering, then the participation right shall be 20% of the securities offered in such registered offering. The April 2014 Investors have waived such right of participation with respect to the proposed registered offering contemplated by our currently pending registration statement. The Exchange Shares are subject to a separate lock-up agreement that prohibits any sale or transfer (subject to certain limited exceptions) of the Exchange Shares until the earlier of June 1, 2015 or the first date that the weighted average price of our common stock equals or exceeds $15.00 (as adjusted for any stock split, stock dividend, stock combination, reclassification or similar transaction occurring after the closing of the exchange transaction) for each of ten consecutive trading days.

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

The April 2015 Notes mature on April 23, 2017, and the May 2015 Notes mature on May 7, 2017. The April 2015 Notes and the May 2015 Notes, which we collectively refer to as the 2015 Notes, each bear an interest rate of 12.00% per annum (which increases to 18% in the event of default) payable monthly in cash. The 2015 Notes are secured by a guaranty by Ener-Core Power, Inc. as well as current and future assets of the Company and Ener-Core Power, Inc. (excluding certain intellectual property assets described more fully below) pursuant to the pledge and security agreement entered into in connection with the 2015 Notes financings. The 2015 Notes contain the following provisions:

●	The 2015 Notes are convertible under limited circumstances consisting solely of any time following an event of default under the terms of the 2015 Note, or an Event of Default Conversion Period, or during the period from the consummation of a Qualified Public Offering (as defined) and continuing for thirty days thereafter, or a QPO Conversion Period. During an Event of Default Conversion Period (as defined), each holder is entitled to convert any portion of the outstanding principal on its 2015 Note, plus any accrued and unpaid interest and applicable late payment charges with respect to such principal, which we collectively refer to as a Conversion Amount, into shares of our common stock. During a QPO Conversion Period, each holder is entitled to convert up to 50% of its outstanding principal, and accrued and unpaid interest into our common stock. The conversion rate shall be determined by dividing (1) the Conversion Amount by (2) a conversion price which shall be: (A) during an Event of Default Conversion Period, a price per share equal to 85% of the arithmetic average of the five (5) lowest weighted average prices of our common stock during the fifteen consecutive trading day period ending on the trading day immediately preceding the applicable conversion date, (B) as of any conversion date occurring during a QPO Conversion Period, a price per share equal to the offering price to the public of our common stock offered for sale by the Company in such Qualified Public Offering and (C) as to any conversion date occurring during a Conversion Period that is both an Event of Default Conversion Period and a QPO Conversion Period, the lower of (x) the price set forth in clause (A) and (y) the price set forth in clause (B). In addition, during a QPO Conversion Period, if we issue any securities directly or indirectly convertible, exchangeable or exercisable into our common stock in connection with a Qualified Public Offering, or QPO Derivative Securities, each holder, automatically and without having to pay any additional consideration to the Company, shall receive the same number of QPO Derivative Securities per share of our common stock receivable upon such conversion as was received by the holders in the applicable Qualified Public Offering. However, in any case, we are not permitted to effect any conversion if, following such conversion, a holder would beneficially own more than 9.99% of the shares of our common stock after giving effect to such conversion.

●	Each holder may require us to redeem the 2015 Notes at a price equal to 115% of the Conversion Amount being redeemed (a) upon our default under the 2015 Notes, or (b) if we enter into a merger or consolidation, or sell or assign all or substantially all of our assets. In addition, at any time from and after the date that is the eighteen month anniversary of the original issuance date of the 2015 Notes, each holder shall have the right, in its sole and absolute discretion, at any time or times, to require that we redeem all or any portion of the Conversion Amount of its 2015 Note then outstanding at a price equal to 100% of the Conversion Amount of the portion of the 2015 Note being redeemed.

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

Effective as of October 22, 2015, we executed a Second Amendment to Securities Purchase Agreement dated April 22, 2015, and a First Amendment to Securities Purchase Agreement dated May 7, 2015 (collectively, the “October Amendments”), each with certain investors holding the requisite number of conversion shares and warrant shares underlying the notes and warrants issued in April 2015 and May 2015 pursuant to the referenced purchase agreements. The October Amendments extend the deadline to November 30, 2015 for the Company’s consummation of a firm commitment underwritten public offering registered under the Securities Act of 1933, as amended, with aggregate gross proceeds to the Company equal to or in excess of $10,000,000, and related listing of its common stock on a national securities exchange.

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

Management’s plan is to obtain capital sufficient to meet our operating expenses by seeking additional equity and/or debt financing, including through a proposed registered offering for which we filed a registration statement on July 29, 2015. The cash and cash equivalents balance (excluding restricted cash) on December 31, 2014 and September 30, 2015, was approximately $2.2 million and $1.2 million, respectively.

We raised a total of $5.8 million of debt and equity capital in April and May 2015, as described in Notes 9 and 12 below, and we expect that the $1.2 million of cash as of September 30, 2015, receipts on customer billings, and the anticipated net proceeds from the proposed registered offering will continue to fund our working capital needs, general corporate purposes, and related obligations into 2016 at our current spending levels. However, we expect to require significantly more cash for working capital and as financial security to support our growth initiatives.

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

Concentrations of Credit Risk

Cash and Cash Equivalents

We maintain our non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation (“FDIC”) provides insurance coverage of up to $250,000. For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to these deposits. At September 30, 2015, we had $1,044,000 in excess of the FDIC limit.

We consider all highly liquid investments available for current use with an initial maturity of three months or less and are not restricted to be cash equivalents. We invest our cash in short-term money market accounts.

Restricted Cash

Collateral Account

Under a credit card processing agreement with a financial institution that was entered in 2013, we are required to maintain funds on deposit with the financial institution as collateral. The amount of the deposit, which is at the discretion of the financial institution, was $50,000 on September 30, 2015 and December 31, 2014.

Dresser-Rand Escrow Account

Under our Commercial License Agreement with Dresser-Rand, as amended, prepaid license fee payments of $400,000 per quarter are to be paid by Dresser-Rand into an escrow account with a financial institution beginning August, 2015. Dresser-Rand is allowed to withdraw up to $125,000 per quarter from this escrow account for qualified engineering expenses incurred by Dresser-Rand under the terms and conditions of the Dresser-Rand Commercial License Agreement. Dresser Rand funded $400,000 in August 2015 and withdrew $125,000 in August 2015. The balance in the escrow account was $275,000 and $0 on September 30, 2015 and December 31, 2014 respectively. We are allowed to withdraw funds from the escrow account after completion of additional technical milestones, expected to be completed in the first half of 2016. See also Note 8 – Deferred Revenues and Customer Advances.

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for international customers are supported by guarantees or letters of credit. For those customers to whom we extend credit, we perform periodic evaluations of such customers and maintain allowances for potential credit losses as deemed necessary. We generally do not require collateral to secure accounts receivable. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

At September 30, 2015 and December 31, 2014, we did not have any allowance for doubtful accounts. Although we expect to collect amounts due, actual collections may differ from the recorded amounts.

As of September 30, 2015 and December 31, 2014, two customers and one customer, respectively, accounted for 100% of net accounts receivable.

Accounts Payable

As of September 30, 2015 and December 31, 2014, two and six vendors, respectively, collectively accounted for approximately 25% and 54% of our total accounts payable.

Inventory

Inventory, which consists of raw materials, is stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method. At each balance sheet date, we evaluate our ending inventory for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. At September 30, 2015 and December 31, 2014, we did not have a reserve for slow-moving or obsolete inventory.

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

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, derivative liabilities, secured notes payable and related debt discounts and capital lease liabilities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2015 and December 31, 2014. The carrying amounts of short-term financial instruments are reasonable estimates of their fair values due to their short-term nature or proximity to market rates for similar items.

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

Accrued Warranties

Accrued warranties represent the estimated costs that will be incurred during the warranty period of our products. We make an estimate of expected costs that will be incurred by us during the warranty period and charge that expense to the consolidated statement of operations at the date of sale. We also reevaluate the estimate at each balance sheet date and if the estimate is changed, the effect is reflected in the consolidated statement of operations. We made our initial commercial sale to Efficient Energy Conversion TurboMachinery, B.V. (“EECT”) in the second quarter of 2014 with a six month warranty and later extended that warranty at our discretion. There was no warranty for the unit shipped to the Fort Benning site. We expect our future warranty period to be between nine months and one year depending on the warranties provided and the products sold. Accrued warranties for expected expenditures within the next year are classified as current liabilities and as non-current liabilities for expected expenditures for time periods beyond one year.

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

Revenues under long-term construction contracts are generally recognized using the completed-contract method of accounting. Long-term construction-type contracts for which reasonably dependable estimates cannot be made or for which inherent hazards make estimates difficult are accounted for under the completed-contract method. Revenues under the completed-contract method are recognized upon substantial completion—that is acceptance by the customer, compliance with performance specifications demonstrated in a factory acceptance test or similar event. Accordingly, during the period of contract performance, billings and costs are accumulated on the balance sheet, but no profit or income is recorded before completion or substantial completion of the work. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimate of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. As of September 30, 2015 and December 31, 2014, we had no provision for contract losses.

Research and Development Costs

Research and development costs are expensed as incurred.  Research and development costs were $928,000 and $514,000 for the three months ended September 30, 2015 and 2014, respectively and were $2,636,000 and $2,259,000 for the nine months ended September 30, 2015 and 2014 respectively.

Share-Based Compensation

We maintain an equity incentive plan and record expenses attributable to the awards granted under the equity incentive plan. We amortize share-based compensation from the date of grant on a weighted average basis over the requisite service (vesting) period for the entire award.

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

Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive.  Approximately 648,000 and 433,000 shares of common stock issuable upon full exercise of all options and warrants at September 30, 2015 and 2014, respectively and all shares potentially issuable in the future under the terms of the secured notes payable were excluded from the computation of diluted loss per share due to the anti-dilutive effect on the net loss per share.

All share and per share amounts in the table below have been adjusted to reflect the 30-for-1 forward split of our issued and outstanding shares of common stock by way of a stock dividend on May 6, 2013 and the 1-for-50 reverse split of our issued and outstanding common stock on July 8, 2015, retroactively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(3,310,000)	$(2,823,000)	$(8,601,000)	$(7,770,000)
Weighted average number of common shares outstanding:
Basic and diluted	2,464,100	1,642,600	2,385,500	1,515,000
Net loss attributable to common stockholders per share:
Basic and diluted	$(1.34)	$(1.72)	$(3.61)	$(5.13)

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015, AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$—	$58,000	$—	$868,000
Cost of goods sold:	—	44,000	—	847,000
Gross Profit	—	14,000	—	21,000

Operating expenses:
Selling, general, and administrative	1,165,000	1,226,000	3,475,000	4,017,000
Research and development	928,000	514,000	2,636,000	2,259,000
Total operating expenses	2,093,000	1,740,000	6,111,000	6,276,000
Operating loss	(2,093,000)	(1,726,000)	(6,111,000)	(6,255,000)

Other income (expenses):
Interest expense, net	(150,000)	(21,000)	(257,000)	(28,000)
Amortization of debt discount and deferred financing costs	(1,117,000)	(2,694,000)	(1,921,000)	(3,234,000)
Loss on exchange of warrants	—	—	(279,000)	—
Gain (Loss) on valuation of derivative liabilities	50,000	1,618,000	(33,000)	1,748,000
Total other income (expenses), net	(1,217,000)	(1,097,000)	(2,490,000)	(1,514,000)
Loss before provision for income taxes	(3,310,000)	(2,823,000)	(8,601,000)	(7,769,000)
Provision for income taxes	—	—	—	1,000
Net loss	$(3,310,000)	$(2,823,000)	$(8,601,000)	$(7,770,000)

Loss per share—basic and diluted	$(1.34)	$(1.72)	$(3.61)	$(5.13)
Weighted average common shares—basic and diluted	2,464,100	1,642,600	2,385,500	1,515,000

Revenue

Our revenue primarily consists of Power Oxidizer sales as well as engineering services.  For the three and nine months ended September 30, 2015, we had no product sales, as compared to $58,000 and $868,000 for the same periods of the prior year where we had $58,000 of waste gas testing consulting services for the three months ending September 30, 2014 and sold one unit to Attero in the Netherlands in the first half of 2014.

Cost of Goods Sold

For the three and nine months ended September 30, 2015, we had no product sales and thus had no cost of goods sold.  Cost of goods sold for the 2014 periods primarily consisted of the costs to build our Power Oxidizer unit shipped to Attero, including materials, labor, overhead costs and warranty costs, and materials costs related to the consulting services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include officer compensation, salaries and benefits, stock-based compensation expense, consulting fees, legal expenses, intellectual property costs, accounting and auditing fees, investor relations costs, insurance, public company reporting costs and listing fees, and corporate overhead related costs.  Total selling, general and administrative expenses for the three months ended September 30, 2015 decreased $61,000 or 5.0% to $1,165,000 from $1,226,000 for the same period of the prior year.  Total selling, general and administrative expenses for the nine months ended September 30, 2015 decreased $542,000 or 13.5% to $3,475,000 from $4,017,000 for the same period of the prior year.

The decrease for the three months ended September 30, 2015 compared to the same period in the prior year is primarily due to the net effect of a decrease in stock-based compensation expense of $76,000, a decrease from a non-recurring fiscal 2014 settlement charge of $72,000 paid in warrants , and offset by a net increase in cash expenses of $87,000 consisting of increased employee headcount related costs for additional sales and marketing staff and increased legal, accounting, and board fees in the 2015 quarter relating to our corporate reorganization and stockholder meeting costs.

The decrease for the nine months ended September 30, 2015 compared to the same period in the prior year is due to the net effect of a decrease in stock-based compensation expense of $970,000, a decrease for the $72,000 settlement charge paid in warrants and an increase of expenses payable in cash of $500,000 primarily consisting of increased headcount related costs for additional sales and marketing staff and additional professional fees for additional patent related expenses, and public company related costs for insurance, board fees, and corporate reorganization costs.

Research and Development Expenses

Research and development costs include development expenses for the Power Oxidizer and integration expenses related to our Power Oxidizer products with partners such as Dresser-Rand and include salaries and benefits, consultant fees, cost of supplies and materials for samples and prototypes, depreciation, as well as outside services costs.  Research and development expense for the three months ended September 30, 2015 increased $414,000 or 80.5% to $928,000 from $514,000 for the same period of the prior year. Research and development expense for the nine months ended September 30, 2015 increased $377,000, or 16.7%, to $2,636,000 from $2,259,000 for the same period of the prior year.

The increase for the three months ended September 30, 2015 compared to the same period in the prior year is due to the net effect of a decrease in stock-based compensation expense of $35,000 and an increase of $449,000 of expenses payable in cash. The decrease for the nine months ended September 30, 2015 compared to the same period in the prior year is due to the net effect of a decrease in stock-based compensation expense of $735,000 offset by an increase of expenses payable in cash of $1,112,000.

The increase in expenses payable in cash for both the three and nine months ended September 30, 2015 is due to increased costs related to higher engineering headcount for employees hired in late 2014, consultants working on the Dresser-Rand integration, and expensed materials and supplies to support the integration of our Power Oxidizer with the Dresser-Rand KG2/PO 2 megawatt unit.

Other Expenses

Other expenses consisted primarily of interest payable in cash, amortization of debt discount, and the change in the market value of warrants and debt conversion features accounted for as derivative liabilities and which were issued in conjunction with our 2015 Notes for fiscal 2015 and the April 2014 Convertible Debentures for fiscal 2014.

Other income and (expenses) for the three and nine months ended September 30, 2015 of ($1,217,000) and ($2,490,000) respectively consists primarily of combined interest expense and amortization of debt discount of ($1,267,000) and (3,262,000), respectively, related to our 2015 Notes offset by a gain (loss) on the fair value adjustment of our derivative liabilities of $50,000 and ($33,000), respectively. The nine month period ending September 30, 2015 was also impacted by a loss on exchange of warrants of ($279,000).

Other income and (expenses) for the three and nine months ended September 30, 2014 of ($1,097,000) and ($1,514,000) respectively consists primarily of combined interest expense and amortization of debt discount of ($2,715,000) and (3,262,000), respectively, offset by a gain on the fair value adjustment of our derivative liabilities of $1,618,000 and $1,748,000, respectively, which were both associated with the convertible debt offering which was entered into in April 2014 and settled in August 2014.

Net Loss

For the three months ended September 30, 2015, our net loss was approximately $3.3 million, primarily from operating expenses of $2.1 million, including stock-based compensation expenses of $0.4 million and increased research and development costs for the Dresser-Rand integration incurred in 2015 of $0.4 million; and $1.2 million of other expenses including interest expense of $1.3 million offset by a gain of $0.1 million for revaluation of derivative liabilities. For the three months ended September 30, 2014, our net loss of $2.8 million consisted of $1.7 million of operating expenses, including $0.4 million of stock compensation and $1.1 million of other expenses consisting of $2.7 million of interest expense, offset by a $1.6 million gain on derivative liability valuation.

For the nine months ended September 30, 2015, our net loss was $8.6 million, primarily from operating expenses of $6.1 million, including stock compensation expense of $1.1 million and increased research and development costs for the Dresser-Rand integration under the terms of the D-R Agreement of $1.1 million, and $2.5 million of other expenses consisting of $2.2 million of interest expense and $0.3 million in losses related to the warrant exchange. For the nine months ended September 30, 2014, our net loss of $7.8 million consisted of $6.3 million of operating expenses, including $2.8 million of stock compensation and $1.5 million of other expenses consisting of $3.3 million of interest expense related to the April 2014 convertible debt, offset by a $1.7 million gain on derivative liability valuation.

Other Income (Expenses):

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

Earnings (Loss) Per Share

Earnings (Loss) per share, basic and diluted were ($1.34) and ($1.72) for the three months ended September 30, 2015 and 2014, respectively and ($3.61) and ($5.13) for the nine months ended September 30, 2015 and 2014, respectively. All Earnings (Losses) per share have been adjusted to reflect the 1-for-50 reverse stock split implemented July 8, 2015.

Liquidity

Cash Flows used in Operating Activities

Our cash used in operating activities were approximately $4.5 million and $2.9 million for the nine months ended September 30, 2015 and 2014, respectively. Cash used in operating activities for the nine months ended September 30, 2015 resulted from a net loss of approximately $8.6 million, reduced by non-cash charges of $3.6 million for stock-based compensation, losses on revaluation of derivative securities, non-cash interest expense due to amortization of debt discount and deferred financing charges, and depreciation, and a change of $0.4 million of working capital, primarily due to a $0.2 million increase in customer advances, net of restricted cash and $0.2 million for an increase in accounts payable.   Cash used in operating activities for the nine months ended September 30, 2014 resulted from a net loss of approximately $7.8 million reduced by $2.9 million of stock compensation expense, $2.5 million due to the accelerated amortization of debt discount on the August 2014 debt conversion, $0.7 million of debt amortization to interest expense, $0.2 million in depreciation and $0.2 million in working capital, offset by a $1.7 million gain on the reduction in fair value of derivative liabilities associated with the April 2014 Convertible Debt offering and which was exchanged for common stock in August 2014.

Cash Flows from Investing Activities

Cash used in investing activities of $1.8 million for the nine months ended September 30, 2015 was attributable to the purchase of property and equipment consisting primarily of the multi-fuel test facility which was used to satisfy the initial sub scale acceptance test for the D-R Agreement and payments made to construct the full KG2 prototype to be used in the KG2 integration for the full scale acceptance test.

Cash Flows from Financing Activities

Cash provided by financing activities of $5.4 million for the nine months ended September 30, 2015 was attributable the $0.8 million equity offering in May 2015 and the $5.0 million Senior Notes sold in April and May 2015, net of offering costs and fees. Cash provided by financing activities of $3.8 million for the nine months ended September 30, 2014 was attributable to cash received from the placement of the convertible securities issued in April 2014.

Capital Resources

Our principal capital requirements are to fund our working capital requirements, invest in research and development and capital equipment and fund the continued costs of public company compliance requirements.  We have historically funded our operations through debt and equity financings.

From our inception, we have incurred losses from operations. For the nine months ended September 30, 2015, we have incurred losses from operations and have an accumulated deficit of approximately $26.6 million and a net loss of approximately $8.6 million. For the nine months ended September 30, 2015, we used cash in operations of approximately $4.5 million, which raises substantial doubt about our ability to continue as a going concern.

We expect to continue to incur substantial additional operating losses from costs related to the continuation of product and technology development and administrative activities.  Our cash on hand at September 30, 2015 was approximately $1.5 million (including restricted cash of $325,000). On April 23, 2015, we sold senior secured promissory notes with an aggregate principal amount of $3.1 million and warrants for the purchase of up to 136,264 shares of our common stock. On May 1, 2015, we sold 108,000 shares of our common stock at a purchase price of $7.50 per share and received gross proceeds of approximately $810,000 from the sale of such shares. On May 7, 2015, we sold senior secured promissory notes with an aggregate principal amount of $1.9 million and warrants for the purchase of up to 83,517 shares of our common stock. We paid $0.4 million in costs and fees associated with these equity and debt financings.

Our sales cycle can exceed 24 months and we do not expect to generate sufficient revenue in the next twelve months to cover our operating costs. We anticipate that we will pursue raising additional debt or equity financing to fund new product development and execute on the commercialization of our product plans.  On July 29, 2015, we filed a registration statement with the Securities and Exchange Commission for a proposed registered offering and filed amendments to this registration statement on September 18, 2015 and October 16, 2015. We cannot make any assurances that our strategies will be effective or that any additional financing will be completed on a timely basis, on acceptable terms or at all. Our inability to successfully implement our strategies or to complete any other financing will adversely impact our ability to continue as a going concern.

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

Our principal sources of liquidity are cash and receivables.  As of September 30, 2015, cash and cash equivalents (including restricted cash) were $1.5 million or 32.2% of total assets compared to $2.2 million, or 67.6% at December 31, 2014.  The decrease in cash and cash equivalents was primarily attributable to cash used in operating activities of $4.5 million and $1.8 million of spending on fixed assets, primarily on the multi-fuel test facility and the prototype to be used for the full scale acceptance test, offset by $5.4 million of cash received from debt and equity financings.

We have not yet achieved profitable operations and have yet to establish an ongoing source of revenue to cover operating costs and meet our ongoing obligations. Our cash needs for the next 12 months are projected to be in excess of $10 million which includes the following:

●	Employee, occupancy and related costs: $3.8 million

●	Professional fees and business development costs: $1.2 million

●	Research and development programs: $1.5 million

●	Corporate filings: $0.5 million

●	Working capital: $3.5 million

During the quarter ended September 30, 2015 we began to bill and collect customer deposits on our existing $4.6 million backlog consisting of $0.6 million billed for sales of our Power Oxidizers and Power Stations and $0.4 million billed for our license fee arrangement with Dresser Rand. Of the $1.0 million billed, we collected $0.4 million in cash, $0.4 million was placed into a restricted escrow account as described below, and $0.2 million is expected to be collected in the fourth quarter of 2015.

In October, 2015 we entered into an agreement with an investor to provide a collateral guaranty which enabled us to provide a backstop security to Dresser-Rand for our $2 million order for the first two KG2 Power Oxidizer units. Under the terms of the Dresser-Rand purchase order, the backstop security enables us to collect 50% of the order value in cash immediately with additional payments over time as we purchase materials for the Power Oxidizer units.

Dresser Rand Restricted Cash Escrow Account: As of September 30, 2015 we had $275,000 in restricted cash held in an escrow account under the terms and conditions of the Dresser Rand Commercial License Agreement (“CLA”). The escrowed funds represent 25% of the total $1,600,000 license fees due under the CLA, reduced by $125,000 of reimbursable engineering costs payable to Dresser Rand. We expect to receive additional cash payments of $400,000 per quarter which will be placed into escrow until a gross total of $1,600,000 is placed into the escrow account. Dresser Rand is allowed to draw up to $125,000 per quarter from the escrow account up to a maximum draw of $500,000. The remaining $1,100,000 will be released to us upon the satisfaction of the full scale acceptance tests identified in the CLA. We expect the full scale acceptance test requirements to be completed in the second quarter of 2016.

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

As of September 30, 2015, the end of the quarterly period covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were ineffective at the reasonable assurance level.   Such conclusion is due to the presence of material weaknesses in internal control over financial reporting.  Management anticipates that our disclosure controls and procedures will remain ineffective until such material weaknesses are remediated.

Changes in Internal Control over Financial Reporting

Remediation of Material Weaknesses

To address our material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

We are attempting to remediate the material weaknesses in our disclosure controls and procedures and internal controls over financial reporting identified above by refining our internal procedures (see below).  During the nine months ended September 30, 2015, we initiated the following corrective actions, which management believes are reasonably likely to materially affect our financial reporting, as they are designed to remediate the material weaknesses as described above:

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6. Exhibits.

Exhibit No.		Description
2.1	(9)	Plan of Conversion, dated September 2, 2015

3.1	(1)	Amended and Restated Articles of Incorporation

3.2	(2)	Certificate of Merger, as filed with the Secretary of State of the State of Delaware on June 28, 2013

3.3	(7)	Certificate of Change, dated July 6, 2015

3.4	(9)	Articles of Conversion, as filed with the Nevada Secretary of State on September 2, 2015 and effective September 3, 2015.

3.5	(9)	Certificate of Conversion, as filed with the Delaware Secretary of State on September 2, 2015 and effective September 3, 2015.

3.6	(9)	Certificate of Incorporation, as filed with the Delaware Secretary of State on September 2, 2015 and effective September 3, 2015.

3.7	(1)	Amended and Restated Bylaws of Ener-Core, Inc., a Nevada corporation

3.9	(9)	Bylaws, as currently in effect

4.1	(4)	Form of the Notes dated April 23, 2015

4.2	(4)	Form of the Warrants dated April 23, 2015

4.3	(6)	Form of the Notes dated May 7, 2015

4.4	(6)	Form of the Warrants dated May 7, 2015

10.1	(3)	Form of Exchange Agreement

10.2	(3)	Form of Lock-Up Agreement

10.3	(4)	Securities Purchase Agreement dated April 22, 2015

10.4	(4)	Pledge and Security Agreement dated April 23, 2015

10.5	(5)	Securities Purchase Agreement dated May 1, 2015

10.6	(5)	Registration Rights Agreement dated May 1, 2015

10.7	(6)	Securities Purchase Agreement dated May 7, 2015

10.8	(6)	First Amendment to the Securities Purchase Agreement dated April 22, 2015, effective as of May 7, 2015

10.9	(6)	First Amendment to the Pledge and Security Agreement dated April 22, 2015, effective as of May 7, 2015

10.10	(10)	Second Amendment to Securities Purchase Agreement dated April 22, 2015, effective as of October 22, 2015

10.11	(10)	First Amendment to Securities Purchase Agreement dated May 7, 2015, effective as of October 22, 2015

10.12	(8)	Ener-Core, Inc. 2015 Omnibus Incentive Plan

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed on April 24, 2013.
(2)	Incorporated by reference to the Registrant’s Form 8-K filed on July 10, 2013
(3)	Incorporated by reference to the Registrant’s Form 8-K filed on April 7, 2015.
(4)	Incorporated by reference to the Registrant’s Form 8-K filed on April 23, 2015.
(5)	Incorporated by reference to the Registrant’s Form 8-K filed on May 1, 2015.
(6)	Incorporated by reference to the Registrant’s Form 8-K filed on May 7, 2015.
(7)	Incorporated by reference to the Registrant’s Form 8-K filed on July 8, 2015.
(8)	Incorporated by reference to the Registrant’s Definitive Proxy Statement filed on July 15, 2015.
(9)	Incorporated by reference to the Registrant’s Form 8-K filed on September 3, 2015.
(10)	Incorporated by reference to the Registrant’s Form 8-K filed on October 23, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENER-CORE, INC. (Registrant)

Date: October 29, 2015	By:	/s/ Alain Castro
Alain Castro Chief Executive Officer

Date: October 29, 2015	By:	/s/ Domonic J. Carney
Domonic J. Carney Chief Financial Officer

