Form 10-K
period 2015-12-31
Ener-Core, Inc.
filed 2016-04-14
CIK 1495536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 333-173040

ENER-CORE, INC.
(Exact name of issuer as specified in its charter)

Delaware	46-0525350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9400 Toledo Way Irvine, California	92618
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $16.0 million, based on a closing price of $6.50 per share of common stock as reported on the OTC Bulletin Board on such date.

As of April 12, 2016, the registrant had 3,785,216 shares of common stock outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2015

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Relating to Our Business” below, as well as those discussed elsewhere in this report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We file reports with the Securities and Exchange Commission, or the SEC. You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room located at 100 F. Street, NE, Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the registrant.

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

Overview

We design, develop, manufacture and have commercially deployed products based on proprietary technologies that generate base-load, clean power from polluting waste gases that are otherwise typically destroyed or vented into the atmosphere by a variety of industries. We consider “power” to consist of industrial grade heat that can be used to (i) generate electricity by coupling our technology with a variety of modified gas turbines, (ii) produce industrial-grade steam by coupling our technology with a variety of modified steam boilers, or (iii) provide on-site heat at industrial facilities through heat exchanger applications. We also design our technologies to provide power generation solutions with a significantly reduced air emissions profile compared to traditional industrial power generation systems powered by fossil fuels. Whether our technology is applied to generate electricity, steam or heat, we refer to our technology as “Power Oxidation,” and refer to our products as “Power Oxidizers” (previously called “Gradual Oxidation” and “Gradual Oxidizers,” respectively, in our prior public disclosures). Our patented Power Oxidizer turns one of the world’s most potent sources of air pollution into a profitable source of base-load clean energy, while simultaneously reducing gaseous emissions from industrial facilities that contribute to air pollution and climate change.

Our technology offers an alternative to traditional methods of destroying gaseous pollution, by simultaneously enabling industrial facilities (i.e., the sources of the gaseous emissions) to reduce their energy costs through the generation of on-site power from their waste gases and eliminating or reducing their air pollution. In addition, our technology provides an innovative, alternative method that a wide range of industrial facilities could deploy in order to comply with or exceed environmental air quality regulations, which represent a significant operating cost for these industries. We currently partner with established manufacturers of gas turbines and work with the engineering teams of these manufacturers to integrate our Power Oxidizer with their gas turbines. These partnerships benefit us through improved brand awareness and facilitation of the commercialization of our Power Oxidizer technology. The coupling or integration of our technology with gas turbines allows our partners to market their modified gas turbines into new markets and sales opportunities that otherwise are not technically feasible with traditional power generation technologies. We also plan to partner with manufacturers of steam boilers in a similar manner, thereby enabling the steam boilers to create valuable industrial-grade steam from low-quality waste gases as a monetarily “free” input fuel. We do not yet have any agreements with such manufacturers, but we expect to negotiate and enter into additional partnerships for the larger turbines and steam products within the next 18 months.

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

Our Technology

Our technology involves the acceleration of a naturally occurring, gas oxidation process by injecting hydrocarbon gases into a controlled, high temperature, high pressure, and oxygen rich environment. Oxidation is a natural and commonly observed chemical reaction that occurs when a substance comes into contact with oxygen over a prolonged period of time. Oxidation is normally a slow reaction and is commonly associated with the rusting of metals or tarnishing of silver, but which also naturally occurs during the decomposition of organic materials, including the decomposition of hydrocarbon gases and carbon dioxide. Our research and development team has developed a process to accelerate the natural decomposition of hydrocarbon gases in a pressure vessel and, by doing so, accelerate the reduction these waste gases to heat energy, carbon dioxide, and water. The acceleration of the reaction allows for our pressure vessels to provide for a low cost, low pollution, industrial heat source from these waste gas streams.

In nature, methane and other greenhouse gases react with oxygen in the air and are eventually decomposed through an oxidation reaction over a period of 10 to 20 years. The speed of the reaction is dependent on three primary variables: the temperature, the pressure of the gases, and the abundance of oxygen. The oxidation reaction is exothermic (i.e., generates heat as a natural output of the chemical reaction), but since the reaction occurs slowly in natural, ambient conditions, the heat generated by the reaction is quickly dissipated and normally unnoticeable. Our Power Oxidizer accelerates the natural process by introducing a hydrocarbon-rich waste gas stream into a vessel with a high concentration of air, under pressure, and at high temperature. The combination of these factors results in an oxidation reaction occurring in 0.5–1.25 seconds. By accelerating the reaction within the controlled, steady state environment of our Power Oxidizers, the heat generated from the reaction is compounded and we are able to capture and utilize the heat output within the heat profile ranges necessary to operate standard gas turbines or steam boilers without actually igniting the gas.

Traditionally, industrial heat is provided by the combustion of a hydrocarbon which generates pollution such as nitrogen oxide (NO2), or NOX, as a byproduct. By comparison, our Power Oxidizers provide similar industrial grade heat at temperatures below when NOX is generated in a combustion reaction. The combination of our ability to utilize a low quality or “waste” fuel with the elimination of NOX generation (as compared to combustion heat sources) provides our Power Oxidizers with a superior alternative to traditional heat generation sources.

Our Power Oxidizers are designed to operate on gases with extremely low energy densities as compared to alternative chemical reactions, such as combustion. While the Power Oxidizers operate on waste gases, they may also be operated on commercially available natural gas or other high quality hydrocarbon gas products, or a combination of both waste gases and commercially available natural gas or other high quality hydrocarbon gas products. It should be noted, however, that the Power Oxidation technology is not useful for combustion exhaust gases emitted as the result of combustion reactions such as Carbon Dioxide or Carbon Monoxide. See Figure 1 below for the operating range of the Power Oxidizers.

Figure 1

Our Products

We have developed a 250/333 kilowatt, or kW, Power Oxidizer that we integrate with a 250 kW and a 333 kW gas turbine to produce 250 kW and 333 kW “Powerstations,” respectively. We have two Powerstations currently in operation at a landfill site in the Netherlands and at the University of California, Irvine, or UCI, and one additional Powerstation currently in the production phase expected to be installed at a landfill in Southern California.

We are in the process of scaling up our Power Oxidizer systems to a significantly larger size of 2 megawatt, or MW, which has six times more power capacity than the 333 kW system, as well as working with engineers from Dresser-Rand a.s., a subsidiary of Dresser-Rand Group Inc., or Dresser-Rand, to integrate this larger Power Oxidizer with Dresser-Rand’s “KG2” 2 MW gas turbine. We believe this scaled-up version of our Power Oxidizer, combined with the KG2 turbine, will result in a Powerstation product that is better aligned with the scale of emissions (and energy requirements) observed at the industrial facilities that we believe stand to benefit most from this technology. As with the existing, smaller Powerstation, the larger Powerstations will be designed to provide an alternative to typical combustion-based power generation and enable industries to utilize their own waste gases to generate power. Dresser-Rand has already sold two KG2/PO units, and we expect the first commercial deployments of KG2/PO units to begin in 2016, assuming we are able to secure the funds we will require for such deployments.

In the future, we expect to scale up our Power Oxidizer even further into the 5 MW to 10 MW range, as well as to integrate our Power Oxidizer technology with equipment using industrial heat such as steam boilers, industrial ovens, and dryer, thereby enabling the commercialization and deployment of systems that will convert low-quality waste gases to heat (with no electrical power required) for customers that value industrial heat more than electrical power within their operations. We do not yet have any agreements with such manufacturers, but we expect to negotiate and enter into additional partnerships for the larger turbines and steam products within the next 18 months.

Our first commercial products, or the EC Series, the Ener-Core Powerstation EC250, or EC250, previously called “FP250,” and the Ener-Core Powerstation EC333, or EC333, are products that combine our Power Oxidizer with a 250 kW and a 333 kW gas turbine, respectively. The gas turbines were initially developed by Ingersoll-Rand, plc, or Ingersoll-Rand, and subsequently enhanced by our predecessor, FlexEnergy, Inc., or FlexEnergy. The substitution of the Power Oxidizer for the combustor within a traditional turbine allows for the resulting, modified turbine to utilize low density waste gases as a fuel, in place of commercially purchased gases. The low energy density gases that the EC Series products can use as a fuel do not have an alternative commercial market as traditional combustion-based turbines require uncontaminated high energy fuels and thus cannot run on low energy density gases, and therefore such low energy density gases have no market value. The use of these waste gases results in a lower fuel cost to operate, in addition to providing a significant reduction in industrial air emissions.

We are currently scaling up our Power Oxidizer and working with Dresser-Rand to combine it with Dresser-Rand’s KG2-3GEF turbine. The resulting product is currently being marketed and sold by Dresser-Rand’s international teams under the Dresser-Rand brand and is called the KG2-3GEF/PO (or KG2 with Power Oxidizer, or KG2/PO). When fully integrated, the KG2/PO will combine our Power Oxidizer with a 2 MW gas turbine. We began the scale up and integration of our Power Oxidizer with Dresser-Rand’s KG2 turbine in late 2014 and expect to continue to invest in engineering resources to support the integration of this unit into 2016.

As we scale up the Power Oxidizer, and as we continue to bring production costs down, we expect to see our gross margins continue to improve. The first units were sold at an estimated loss of $300,000 each in order to get our product into the field for proof of concept. We expect margins to be in the 25–30% range for units sold beginning in 2016 with revenues expected on those units in the fourth quarter 2016 and 2017.

As compared to alternative technologies, Power Oxidation provides certain advantages over alternative energy-generation technologies, including the following:

●	Operates on a wider range of fuels. Our system is designed to operate on gases with energy densities as low as 50 BTU/scf (1700 kJ/m3). By comparison, most turbine, engine, and fuel cell systems require fuel quality of significantly higher energy densities.

●	Lower air emissions. Our Power Oxidizer technology produces substantially lower emissions of Nitrogen Oxides (NOx) and Carbon Monoxide (CO) (< 1ppm) than, and destroys up to 99% of Volatile Organic Compounds (VOCs) compared to, combustion-based systems like gas engines or gas turbines or other commonly deployed pollution abatement systems.

Figure 2

●	No chemicals or catalysts for pollution abatement or control. Today, most of the low-quality waste gases produced by industries are processed through pollution abatement technologies that do not generate energy from the gases and are solely in place to reduce the volume of emissions to the atmosphere. Unlike other pollution abatement systems, such as selective catalytic reduction, our Power Oxidizer does not use chemicals or catalysts and, thus, cannot be rendered inactive from catalyst poisoning or degradation.

●	Requires less fuel conditioning. Our system is capable of running on fuels with high levels of contaminants and is designed to require substantially less fuel pre-treatment than competing systems. In most cases, our system is able to process the waste gases from industrial processes without any of the fuel pre-treatment processes that are typically required by combustion-based methods to remove impurities and contaminants prior to generating energy from gases.

Our Power Oxidation technologies also have certain disadvantages over alternative energy-generation technologies, including the following:

●	New and unproven technology. Our Power Oxidation technologies have only been demonstrated commercially in a 250 kW product and our technology has only been commercially available since 2013. Although we have received a purchase order for two of our larger 2 MW Power Oxidizers, we currently have no commercial deployments of these larger units and have not demonstrated their full commercial viability outside of our test facility.

●	Commercial viability. Our Power Oxidation products have had limited commercial installation and to date have been produced on a limited scale.

●	Unproven and early stage value proposition. Our Power Oxidation solutions and our value proposition are not fully demonstrated in multiple real world installations and to date have not been communicated widely among our potential customers. While we believe that our value proposition is sound, the industries in which we are attempting to sell our products are conservative and may discount, or not accept, our value proposition.

●	Competes with existing mature technologies. Our Power Oxidation products often cannot compete on a standalone cost basis solely on either alternative power generation or pollution abatement solutions. Our product solutions currently make economic sense in limited customer applications when pollution abatement and power generation are both required by a customer.

Dresser-Rand Licensing Agreement

On November 14, 2014, we entered into a global licensing agreement with the Dresser-Rand Company, or the D-R Agreement, to develop and market the Dresser-Rand KG2-3GEF 1.75 MW gas turbine coupled with the Ener-Core Power Oxidizer. The D-R Agreement grants Dresser-Rand exclusive rights to commercialize the Ener-Core Power Oxidizer, within ranges of 1–4 MW of power capacity, bundled with the Dresser-Rand KG2 gas-turbine product line. As part of the D-R Agreement, Dresser-Rand agreed to pay a $1.6 million initial license fee under the condition that we were able to successfully scale up the technology from the current size of 250 kW to a size of 2 MW. Dresser-Rand also agreed to achieve annual sales thresholds agreed to by both companies in order to retain the exclusivity of the commercial license. Upon payment of the initial license fee in full, Dresser-Rand will have an exclusive license to sell the Ener-Core Power Oxidizer within ranges of 1–4 MW of power capacity, bundled with a Dresser-Rand gas-turbine to generate electricity. Beginning in November 2019, so long as Dresser-Rand continues to sell the agreed minimum quantity of units every year, or pays a “top up” license payment if the agreed minimum sales quantities are not achieved during any individual year, Dresser-Rand will retain an exclusive license in the aforementioned 1–4 MW range of power capacity.

The D-R Agreement calls for a series of technical milestones, the first of which involves the completion of a “Sub-Scale Acceptance Test,” or SSAT. During the year ended December 31, 2015, we spent approximately $1.2 million to construct a “Multi-Fuel Test Facility,” or MFTF, and completed the assembly of the MFTF in April 2015 in order to fulfill the SSAT testing. The SSAT consisted of a comprehensive series of heat output and other oxidation tests for our Power Oxidizer, without an integrated turbine, and was intended to be a low-risk verification of the heat output required for the full integration. We completed and submitted the SSAT test results to Dresser-Rand in July 2015, and Dresser-Rand notified us on August 3, 2015 that we had successfully passed the SSAT. With the SSAT now completed, we expect to utilize the MFTF for additional Dresser-Rand related tests as well as for sales and marketing efforts for our other customers.

The second technical milestone is the “Full-Scale Acceptance Test,” or FSAT, on which we started to commit resources in April 2015 for certain long lead time items and expect to commit additional resources beginning in the third quarter of 2015. The FSAT includes a multitude of tests using a full, working prototype of a combined Power Oxidizer and a Dresser-Rand KG2. We completed construction of the 2 MW Power Oxidizer in January 2016 and expect the FSAT procedures to be completed in early 2016. Both technical milestones are required prior to the delivery of the first commercial 1.75 MW units. We currently expect to ship the first two commercial KG2/PO units in 2016 to Dresser-Rand’s customer, Pacific Ethanol as announced by Pacific Ethanol in January 2015.

The D-R Agreement also requires the satisfaction of certain binding conditions in order for Dresser-Rand to be obligated to perform its covenants under the Agreement, which covenants include the payment of license fees into escrow, the acceptance of binding purchase orders from its customers for KG2/PO units, the issuance of binding purchase orders to the Company for Power Oxidizer units and the performance of additional engineering services required for the FSAT. The binding conditions consist of: (i) Ener-Core providing evidence reasonably satisfactory to Dresser-Rand that there are no liens on specified intellectual property of Ener-Core and that Ener-Core owns and has recorded specified patents; (ii) the posting of a $1.6 million bond or letter of credit by Ener-Core on behalf of Dresser-Rand for security on the license fee payments; (iii) evidence reasonably satisfactory to Dresser-Rand that Ener-Core has sufficient operating capital for twelve months; and (iv) Dresser-Rand providing a written acknowledgement of an initial binding customer purchase order for a KG2-3GEF/PO unit.

In March 2015, the D-R Agreement was amended to revise the second binding condition. The revised binding condition eliminates the need for a bond but requires the $400,000 quarterly cash payments due from Dresser-Rand to be paid into a cash escrow account. Funds may be released from the cash escrow as follows: (i) to Dresser-Rand for up to $500,000 to reimburse Dresser-Rand for certain engineering costs; (ii) to Dresser-Rand in the event of termination of the D-R Agreement as a result of a failed acceptance test; or (iii) to Ener-Core upon the satisfaction of the FSAT. Ener-Core expects to complete the FSAT within the second quarter of 2016. Ener-Core expects that Dresser-Rand will be paid $125,000 per quarter from the escrowed cash for each of the next four quarters for Dresser-Rand engineering services related to the integration under the D-R Agreement. Upon satisfaction of the FSAT, Ener-Core will receive $1.1 million, consisting of a $1.6 million license fee, reduced by $500,000 that Dresser-Rand is to receive for reimbursement for certain engineering costs. Of the $1.6 million, Dresser-Rand has funded $400,000 as of December 31, 2015 into a co-managed escrow account. If the FSAT condition is not satisfied, then all escrowed funds will be returned to Dresser-Rand.

In August 2015, Dresser-Rand notified us that we had successfully passed all four binding conditions and the D-R Agreement was therefore a binding agreement. Dresser-Rand made the initial $400,000 license fee payment to the escrow account, and we remitted $250,000 from the escrow account to Dresser-Rand’s engineering division in 2015.

Pursuant to Article 3.4.1 of the D-R Agreement, we were obligated to raise additional capital within 120 days following the Core Binding Date (as defined in the D-R Agreement), which was August 3, 2015. We received from Dresser-Rand extensions until July 1, 2016 to complete the required capital raise. The extension is contingent upon the successful raise of at least $1 million within the extension period, which was satisfied upon consummation of our equity financing on December 30, 2015. Pursuant to Article 3.4.1 of the D-R Agreement, if we fail to satisfy the capital raise requirement by July 1, 2016, which represents the end of the extended cure period, Dresser-Rand will be entitled to terminate the D-R Agreement.

Product Commercialization To Date

●	Initial Technology Development: In 1999, Edan Prabhu, the founder of FlexEnergy, our predecessor company, initially developed the “gradual oxidation” technology for use in catalytic engines and turbines. The first patent on catalytic gradual oxidation was granted to him in 2002. Several more years were spent after that on improving the technology to the level where it could be successfully demonstrated and commercialized.

●	Initial Institutional Funding: In 2008, FlexEnergy received an initial round of institutional funding totaling approximately $3,000,000. The funding allowed FlexEnergy to purchase parts and materials necessary to begin field testing of the first development unit.

●	F100 Development Test Unit: In November 2008, FlexEnergy began testing the first F100 development test unit in a San Diego, California test facility. This system was the first to combine the gradual oxidizer with a gas turbine, which was a 100 kilowatt gas turbine developed by Elliott Energy Systems, Inc. Through the process of designing proprietary software, hardware, and controls for the system, FlexEnergy learned how to effectively match the operating conditions of a gas turbine to the gradual oxidizer. In August 2010, FlexEnergy commissioned the first F100 field test unit at the Lamb Canyon Landfill in Beaumont, California with cooperation from the County of Riverside. This unit was the first to be evaluated for prolonged test periods, which led to significant improvements to our patented and proprietary key components and control processes.

●	Prototype Evaluation—In-Field 250 kW Unit: In 2012, FlexEnergy’s technology underwent testing and verification by Southern Research Institute, or SRI, as part of a U.S. Department of Defense, or DoD, demonstration program. SRI commissioned the testing, which was performed by Integrity Air Monitoring, Inc. SRI is a not-for-profit 501(c)(3) scientific research organization that conducts advanced research in environmental, energy, and other fields, and FlexEnergy was one of its subcontractors. As part of that testing program, FlexEnergy shipped a prototype EC250 unit in 2012 for field tests for a one-year period and operations in 2012 and 2013. This test and verification project was a critical opportunity to operate FlexEnergy’s technology for an extended period of time within a true, industrial environment (as opposed to a controlled, laboratory environment), after a concerted 10-year research and development effort. The field tests were successful and proved that the technology and the accelerated oxidation reactions could be sustained in real world environments for extended periods of time. The field tests were completed in 2013 and represented a key step toward the commercialization of the Power Oxidation technology.

●	Prototype for Controlled Testing: In 2013, through a partnership with UCI, we installed a fully operational EC250 unit at UCI’s campus. This facility location was chosen due to its proximity to our corporate headquarters, as well as on-going access to technical personnel who are collaborating with our engineering team to continue improving upon the technology and its various applications. The unit continues to operate and is used for in-field evaluations for research and development, as well as to showcase our technology to potential customers.

●	Initial Commercial Unit—250 kW Unit: In June 2014, our first commercial EC250 Powerstation was installed at a landfill in the Netherlands that is owned and operated by Attero, one of the leading waste management companies in the Netherlands. With the exception of regular maintenance and in-warranty service related to turbine components, as well as down-time related to Attero’s refurbishment efforts on the underlying landfill during 2015, this system has continued to operate since it was commissioned.

●	Expansion Beyond Landfill Market into Oil and Gas Market: On September 9, 2014, we completed the first phase of a three phase commercial project with a major oil and gas producer located in Canada. Our prototype unit located at UCI successfully oxidized waste gases with an identical gas profile as waste gases currently being flared at petroleum production facilities in Alberta, Canada. We are currently working with the customer for the second phase of the project, which we expect will be to install a 250 kW commercial unit in a cold weather environment in Canada. Due to market conditions in the petroleum exploration industry and resulting reduced capital spending, this customer has temporarily placed the second phase on hold, but based on discussions with this customer, we expect the customer to proceed with the second phase over the next year.

●	First Licensing Agreement: On November 14, 2014, we entered into the D-R Agreement to develop and market Dresser-Rand’s KG2-3GEF 2 MW gas turbine coupled with our Power Oxidizer. The D-R Agreement and ongoing integration provides for a scale-up of our technology into the larger utility grade sized turbines requested by our customers. Under the D-R Agreement, Dresser-Rand agreed to pay an initial license fee of $1.6 million, which is currently in escrow, and to commercialize the technology through its sales and distribution channels. In July 2015, we successfully completed the first of two technical milestones, which enabled Dresser-Rand to begin commercialization of the KG2-3GEF/PO turbines.

●	Initial Order-2 MW Unit into Distillery Market: On January 12, 2015, Pacific Ethanol, Inc. publicly announced that it had placed an order with Dresser-Rand that included two of Dresser-Rand’s KG2-3GEF/PO units. The electrical output of each of these units was de-rated from 2.0 MW to 1.75 MW to allow for a portion of the generated heat to be used as steam, for a total 3.5 MW cogeneration plant at a location in California. The order represents the first two commercial KG2 units that are designed to include our Power Oxidizer units. In August 2015, after the completion of the first technical test, we received a formal purchase order for $2.1 million from Dresser-Rand, for two Power Oxidizers in the larger 1.5-2MW power capacity. The purchase order calls for an initial payment of 50% of the order value, or $1.05 million payable to us, with additional progress payments made over time under the purchase order until delivery of the Power Oxidizer units. The purchase order also requires us to create a $2.1 million performance security interest with an expected termination date of June 2017 by September 17, 2015, which date was extended until November 15, 2015. We satisfied the performance security requirement on November 2, 2015 and we received $2.0 million in cash from Dresser-Rand for the Pacific Ethanol units during 2015. The purchase order calls for the delivery of the Power Oxidizers to Dresser-Rand for subsequent integration into Dresser-Rand’s KG2-3G/PO Power-station, and represents the first commercial order of the system. In conjunction with the order from Dresser-Rand, we also received the initial license payment from Dresser-Rand under the D-R Agreement. We are planning to fulfill and deliver the units associated with this initial order to Dresser-Rand in mid-2016.

●	Completion of Multi-Fuel Test Facility: In April 2015, we commissioned our self-constructed MFTF located at our corporate headquarters location in Irvine, CA. The MFTF will allow our development team to test, in a real world environment, different types and concentrations of gases and to configure tests for different heat output scenarios. We used the MFTF extensively to conduct the tests and analysis associated with the SSAT described below. We intend to use the MFTF in the future to test different waste gases, turbine configurations, steam applications, and specific gas concentrations to both enhance our existing technology as well as expand our potential addressable markets.

●	Completion and Approval of SSAT: On August 3, 2015, we publicly announced the successful completion of the SSAT. The SSAT was a test conducted on the MFTF that involved verification of the heat output required by the KG2 unit but without the cost or risk of damage to a Dresser-Rand turbine unit. We believe that the successful completion of the SSAT provided Dresser-Rand with a significant level of assurance regarding the commercial viability of the Power Oxidizer technology, and we believe that the successful SSAT should enable Dresser-Rand to advance from its current preliminary commercial discussions with prospective customers to providing binding quotes and proposals and, ultimately, begin accepting additional binding purchase orders from customers that are interested in purchasing Dresser- Rand’s KG2-3GEF/PO Powerstations.

●	Additional 250 kW Commercial Unit: In May 2015, the Orange County Board of Supervisors approved a project that was awarded a research grant from the California Energy Commission. This project is a collaboration between us and UCI, through UCI’s Advanced Power & Energy Program, to install our EC250 Powerstation at the Santiago Canyon landfill in Orange County, California. The Santiago Canyon landfill has been inactive since 1996. As with most inactive landfills, the waste gases continue to be emitted into the atmosphere for 50 to 70 years after closure of the landfill, and the landfill operator has continued to flare (burn) these waste gases in an effort to reduce the negative environmental impacts of the gas emissions, as well as to remain compliant with California’s air quality standards. In August 2015, we received a purchase order for $900,000 for the EC250 Powerstation unit. The order represents an entry into a closed landfill opportunity that we believe has the potential for additional sales in the future.

●	Top Honors at Industry Conference: In June 2015, our presentation at POWER-GEN Europe, which is the largest power industry conference in Europe, won top honors. Our paper, “Extending Renewable Electricity for Decades at Closed Landfill Sites with Gas Below 30% Methane” was selected as the best paper within the category of Renewable Energy Strategy, Business & Integration from among the 122 submissions. 10,000 power executives, including 960 delegates from 103 countries, attended the conference.

Over the next two years, we expect to continue our product commercialization efforts with the following expected deliverables and projects:

●	Completion of FSAT-2 MW Unit: Under the D-R Agreement, the second technical test is FSAT, which is required after achievement of the first technical milestone. The FSAT consists of the building and installation of a full prototype of a working 2 MW KG2 unit at a site in Southern California, and then testing the prototype under different operating conditions for performance and life cycle validation. We completed construction of the 2 MW Power Oxidizer in January 2016 and expect to complete the FSAT of the 2 MW unit in the first half of 2016. The successful completion of the FSAT will also release the payment of a $1.6 million license fee payment from Dresser-Rand, currently being paid into an escrow account.

●	Fulfillment and Delivery of Existing Customer Order Backlog of Approximately $4.6 Million: As of January 12, 2016, we had a backlog of approximately $3.0 million for our Power Oxidizers and approximately $1.6 million of Dresser-Rand license fees. In the first half of 2016, we expect to (i) assemble, ship, and commission (a) the first two Power Oxidizers for the two KG2 units sold by Dresser-Rand to Pacific Ethanol, and (b) the Santiago Canyon EC250 unit, and (ii) receive the $1.6 million license fee payment from Dresser-Rand that is currently being paid into escrow.

●	Commercialization of EC333 Powerstations and Additional KG2 Power Oxidizers: We have a pipeline of additional opportunities through Dresser-Rand for KG2 Power Oxidizers and directly sold units for our EC333 Powerstations. We expect to receive additional purchase orders for these products beginning in early 2016.

●	New Partnerships for 5.0 MW and Boiler Manufacturers, and Integration with Other Vertical Market Equipment Providers: We are in preliminary discussions with additional partners for a 5 MW Power Oxidizer and with boiler manufacturers that are interested in our 250/333 kW and 2 MW Power Oxidizers. We are also in discussion with providers of third party services for equipment such as industrial ovens, dryers, chillers, and anaerobic digesters which we believe will accelerate the sale of our products by expanding the vertical market opportunities. We intend to sign definitive agreements with one or more of these partners in 2016 for initial deliveries beginning in 2017.

Licensing Approach

In order to expand our product line and better commercialize our technology, we expect to sell our products through partnerships with larger, more established manufacturers through licensing agreements. Our licensing strategy enables us to commercialize our Power Oxidizers through the established sales channels of large, multinational companies, while also enabling the end-customers to procure their power generation or steam generation equipment from companies with large balance sheets and established brands.

On November 14, 2014, we entered into the D-R Agreement, which grants Dresser-Rand exclusive rights to commercialize the Ener-Core 2 MW Power Oxidizer bundled with the Dresser-Rand KG2 gas-turbine product line, within the 1-4 MW power capacity/size category. As part of the D-R Agreement, Dresser-Rand agreed to pay us a $1.6 million initial license fee, which is currently in escrow, under the condition that we are able to successfully scale up the technology from the current size of 250 kW to a size of 2 MW. In addition, Dresser-Rand also agreed to achieve annual sales thresholds agreed to by both companies in order to retain the commercial license over the long-term, after the initial system is installed and commissioned. As long as these annual sales thresholds are met, as well as the other commercial, financial and technical obligations of both parties under the D-R Agreement, the D-R Agreement will continue to be in force. In August 2015, the D-R Agreement became a mutually binding agreement due to the satisfaction of certain binding conditions contained in the D-R Agreement.

Over the next two years, we plan on signing additional licensing agreements with manufacturers of turbines (for sizes greater than 4 MW) and with manufacturers of users of industrial heat including steam boilers, industrial dryers, and industrial ovens. We plan to collaborate with these companies in developing and commercializing a modified version of their technology, retrofitted with our Power Oxidizers to replace their existing combustors, and then work closely with our license partners to develop more markets and opportunities for the deployment of our technology.

At this time, for all of our commercial license agreements to commercial licenses of the Power Oxidizer technology we will continue to manufacture the Power Oxidizers and supply them to our licensees. However, Dresser-Rand has communicated its intent to evolve our contractual relationship from the current commercial license agreement to a manufacturing license agreement. If we enter into a manufacturing license agreement with Dresser-Rand, we anticipate that Dresser-Rand would be provided the right to commercialize and manufacture our Power Oxidizer and would likely pay us a pre-agreed license fee for each unit sale. As our other commercial discussions with other potential licensees of our technology continue to progress, such potential licensees have expressed an interest in structuring an agreement that would grant them the right to manufacture our Power Oxidizers as well as sell them to their end customers. We anticipate shifting to a commercial and manufacturing license model from a commercial-only license model by late 2017. This shift will reduce our working capital requirements, and we believe will result in higher unit sales with improved per unit economics, resulting in greater overall profitability.

Key Parameters of Customer Value Proposition and Economic Payback

The value proposition, as well as the economic payback, of our products is based on the following parameters:

(a)	The industry in which the customer operates and the regulations and policies to which it is subject;

(b)	The cost of energy and the cost of fuels in the geographic region where the customer’s industrial facilities are located; and

(c)	The strictness of the air quality standards in the geographic region in which the customer’s industrial facilities are located.

(d)	The value to the customer of the residual industrial grade heat produced by our products.

The importance of a company’s industry, as it relates to our value proposition, is based on the following:

●	The volume of waste gas that is produced as a byproduct of the core industrial processes within the industry: Industrial facilities with higher volumes of waste gases can better justify deploying our 2 MW system, while industries with less waste gas would be limited to deploying our smaller systems (250 kW or 333 kW). As is the case with most power generation equipment, due to economies of scale, the economic payback on the larger 2 MW systems will usually be substantially better than the economic payback on the smaller systems.

●	The level of importance that the industry places on how they utilize or dispose of these waste gases: This is often linked to the environmental policies that are imposed on the industry. In many of our discussions with existing and prospective customers, the economic payback is measured as a function of savings on cost of energy as well as the avoided cost of environmental compliance (e.g., avoidance of fines imposed on industrial facilities that are not compliant with air quality standards, avoidance of costs of operating and maintaining standard pollution destruction equipment, etc.). In some cases, we have observed the avoidance of environmental compliance cost to represent as much as 20–30% of the aggregate economic benefits of our system. This does not imply that the avoidance of environmental compliance costs are a necessary element for achieving an attractive return on investment if a customer implements our system; in a number of cases the economic payback that is achievable through avoided energy costs alone is high enough to justify the investment in our system.

●	The relative importance of energy costs within the overall cost structure of the industrial facilities: In certain industries, such as alcohol distilleries, the energy costs, consisting of both purchased electricity and consumed natural gas to provide heat or cooling, can be as high as 5–7% of the entire operating costs of a production facility. In other industries, such as steel production, the energy costs often amount to an even higher percentage of the overall cost structure. Industries in which energy costs represent a significant element of the overall cost structure will naturally be more sensitive to opportunities that involve reducing energy costs, as well as deploying projects that enable their industrial facilities to hedge against the potential of future increases in the cost of energy.

●	The impact that pollution regulations have on our customers and potential customers in certain governmental jurisdictions: In certain governmental jurisdictions, such as in much of California, there are increasingly stringent pollution penalties, controls, and restrictions which may limit industrial production that uses traditional combustion to generate industrial heat. These regulations often limit the production of Nitrogen Oxide, which is a by-product of combustion chambers.

The cost of energy paid by industrial facilities within any particular geographic region also plays a critical role in the economic payback, and hence Ener-Core’s value proposition. Usually, the most significant factor of the financial payback associated with an Ener-Core Powerstation is the avoided cost of energy that an industrial facility would typically purchase from its local or regional utility, and/or the additional revenue that an industrial facility can generate through selling the on-site power back to the local or regional utility. The higher the cost of energy in a particular region, the higher the return on investment associated with an Ener-Core Powerstation. The cost of energy consists both of the purchased or avoided electricity.

For current and future projects, we target an internal rate of return of at least 15% for the customer, which includes only the value of the electricity generated by our Powerstations. Not included in this return is the value of pollution abatement, which can be substantial for certain customers in areas with high regulation of air pollution, and which is our largest competitive advantage over traditional combustion-based turbines. This generally results in a payback period of less than 5 years, but varies based on the price of electricity, installation costs, and any other customer-specific costs.

The air quality standards that are legislated and enforced in any particular region can also play a significant role in the value proposition of the Ener-Core solution and the calculation of the associated financial payback. In some regions of the world, such as California, the New England states, Western Europe, northern Europe and Japan, the air quality standards that are imposed on industrial facilities are rigorous and often difficult to meet in practical and economic ways. As a result, industrial facilities in a variety of industries find themselves spending an increasing percentage of operating budgets on sophisticated emissions destruction (pollution abatement) equipment, which often involves increased up-front costs as well as recurring costs on catalysts and other consumables, along with on-going maintenance costs. In addition, the failure to comply with air quality standards can result in significant penalties or fines. In most regions of the world, it is difficult to forecast the pace at which the air quality standards (and associated penalties for non-compliance) will change, but we believe that the general view is that the costs associated with environmental compliance will continue to increase over time. As a result, we believe that current and prospective customers consider, as part of their overall investment decision, the near-term and long-term environmental compliance savings that can be achieved by installing a Power Oxidizer.

Markets

We see our total potential market consisting of industrial facilities with permanent waste gas emissions sufficient to operate our units on a constant basis. We evaluate our potential markets in two methods, geographically and vertically. Our most significant sales opportunities are those where a customer’s demand for power, heat energy, and pollution abatement intersect as presented in Figure 3 below (opportunities not to scale).

Figure 3

We believe the total addressable U.S. market size is at least $5 billion for our Power Oxidizer technology, based on our assumption that our 333 kW Power Oxidizer is most appropriate for landfills and our 2 MW Power Oxidizer is most appropriate for our other targeted markets. We also believe the total addressable market size in Europe, Japan and China provides us with potentially meaningful opportunities.

Geographic Target Markets

We initially identified our geographic target markets to consist of North America, Europe, Japan and China with selective evaluations of other regions on a case-by-case basis. While we intend to focus primarily on the North American and European geographic markets over the next year, we intend to evaluate commercial opportunities in other geographic markets.

In the United States, we are focused on opportunities where our low-quality fuels configuration and our ultra-low emissions configuration provide competitive advantages, such as the South Coast Air Quality Management District, San Joaquin Air Pollution Control District, and other areas in air quality nonattainment as defined by the federal Clean Air Act. We are also focused on specific states where the wholesale electricity prices are the highest, as this typically results in the most attractive return on investment scenarios for prospective customers. These states include California, New Jersey, New York, Maine, New Hampshire, Massachusetts, Connecticut, Rhode Island and Vermont.

Internationally, we have identified similar opportunities in Canada and western European countries with similar environmental and regulatory laws as the United States, such as the Netherlands, Belgium, the United Kingdom, Germany, Italy, France, and Spain.

We believe that Japan provides a near term market opportunity since it is highly industrialized and has a multitude of industrial facilities that produce waste gases and could benefit from installing their own on-site source of power. Japan’s island geography, air quality initiatives, and recent movement away from nuclear power all indicate that new technologies such as our Power Oxidizers could be well received.

We believe that our potential opportunities in China are substantial based solely on the quantity of waste gases produced by industrial facilities. However, we have neither fully evaluated specific industries based in China, nor do we have the business partner relationships typically required to successfully enter the Chinese market.

We evaluate our market opportunities by performing feasibility studies, financial payback analyses and in some cases deploying pilot projects for potential customers, prior to producing a proposal for a full-scale solution deployment. We see this information as an integral part of our sales and marketing approach as each study provides our team with additional information on the wide range of waste gases produced and allows our team to better evaluate the specific return on investment scenarios, sales opportunities and overall value proposition that is most relevant to each geographic market.

Vertical Markets

We believe that our current products provide a superior value proposition for two customer types: (i) open and closed existing landfills, and (ii) industrial facilities that could benefit from on-site combined heat/power, or CHP, generation coupled with waste gas pollution abatement, or collectively CHP+A. In general, the projected economics seen to date indicate that sales into existing landfill plants will primarily represent EC250 and EC333 sales opportunities and sales into other industrial facilities will typically involve our larger products. We believe that our future steam product will primarily represent an attractive alternative to industrial facilities that value on site steam production higher than on site electricity production. We also believe that larger sized Power Oxidizer turbines of 5 MW and above, once developed, will likely be met with demand from large industrial facilities such as oil and gas refineries and petrochemical plants. After we have integrated and demonstrated our 2 MW Power Oxidizer to be commercially viable, we intend to increase the size of our Power Oxidizer and subsequently integrate it into larger turbines.

Landfills

When solid waste is deposited in landfills, the organic materials within the waste decompose slowly over time, resulting in the generation and emissions of methane-based waste gases. Historically, the quality of gases that has been emitted by landfills during their open phase (i.e., while trash is still being added) has been high enough for the generation of power through the installation and operation of reciprocating engines. However, the increasing prevalence of recycling and the diversion of organic materials are resulting in a reduction in the quality of the gas that is emitted from newer landfills. In addition, as landfills reach their maximum allowable size, they are eventually closed and deemed inactive. Once a landfill becomes inactive, and trash is no longer being added, the quality of the emitted gas typically falls to levels that are well below the quality thresholds (~30% methane) that are required as an inlet fuel for combustion-based power generating equipment such as reciprocating engines or standard gas turbines. For this reason, the viable power generation phase of a landfill’s life-cycle is typically limited to the years of operation when the landfill is active, and then for a few years after the landfill is closed. However, even after a landfill is closed, methane gas continues to be emitted for an additional 50 to 70 years, just at lower concentration levels than required to run combustion-based power generating equipment.

Our technology enables operators of existing landfill projects that utilize reciprocating engines and gas turbines for the collection and disposal of landfill-generated gases, or LFGs, to generate electricity beyond the normal operating range of their engines and turbines. In newer landfills that begin their life with less organic material, and therefore produce less methane, our technology also enables the generation of electricity where it might have been otherwise uneconomic to do so. Closed (inactive) landfills continue to emit waste gases for 50 to 70 years after the closure of the landfill, but the predictable reduction in gas quality makes it difficult (and in most cases, impossible) to generate energy from the waste gases, unless the waste gases are supplemented/enriched with a premium fuel such as natural gas or propane in order to raise their energy density. In either case, our low-quality fuel capability allows a greater percentage of the LFGs created from landfill-waste to be used for local electricity generation, as can be seen in Figure 4.

Figure 4

Typical gas emissions profile of a landfill throughout its entire life-cycle. The entire shaded area (yellow and green) represents the Ener-Core Power Oxidizer’s operational range to use methane at varying percentage levels. The yellow area represents the operational range of traditional combustion based turbines relating to landfill gas.

Utilizing the market data that is available through the U.S. Environmental Protection Agency’s, or EPA, Landfill Methane Outreach Program,” or LMOP, a voluntary assistance program that helps to reduce methane emissions from landfills by encouraging the recovery and beneficial use of landfill gas as a renewable energy source, we have been able to compile the data shown in Figure 5 regarding the age of the current closed landfills in California.

Figure 5

Closed California landfills as of March 2015, based on data provided by Landfill Methane Outreach Program (LMOP) available at www.epa.gov/lmop/.

Pollution abatement technologies (thermal oxidizers) appear to be one of the few alternative technologies for these older landfill sites once the hydrocarbon density in the LFG drops below the thresholds required by engines or other combustion technologies. Thermal oxidizers eliminate or treat waste gases but do not generate power. Closed landfills represent a large opportunity for us. We enable these older landfills to solve the pollution abatement problem and allows these sites to continue generating power (and hence revenue) from the LFG for several decades after traditional power generation technologies (reciprocating engines and gas turbines) are no longer able to operate due to the decrease in the quality of the gases.

Industrial Target Markets (excluding landfills)

Most industrial processes use heat energy in the form of heat, steam, or electricity for their operation. Many of these processes also generate byproduct waste gases with many embedded contaminants and impurities that are then either vented directly into the atmosphere or put through a “pollution abatement” or treatment process prior to release into the atmosphere. For industries where pollution abatement is mandated by applicable air pollution regulations, the facility typically purchases abatement equipment (scrubbers, thermal abatement, carbon absorber, etc.) separately from power production equipment, and such equipment destroys the waste gases, but does not monetize them. Ener-Core’s Power Oxidizers provide both functions in one unit and typically use waste gases as a partial or complete replacement of purchased commercial-grade gases. In applications where the waste gases have extremely low usable hydrocarbon content (or relatively low volumes of waste gases), significant values may still exist resulting from the coupling of power generation and pollution abatement that the Power Oxidizer provides, i.e., our CHP+A solution.

Figure 6

We reviewed the industries where we believe the combination of pollution abatement requirements, power consumption requirements, and the generation of waste gases provides the potential for superior economic returns with our products. Using these key attributes, we have identified twelve targeted vertical markets, aside from landfill opportunities, in California that we believe may result in sales. According to the EPA, these twelve markets represent in excess of 1,100 facilities in California and over 8,000 facilities in the United States that we believe have the combination of attributes that may indicate a superior economic return from a Power Oxidizer installation.

In addition to landfill opportunities, we intend to first pursue the following six general vertical industrial markets, representing nearly 5,000 potential installation sites across the US, as we believe they are the most likely to benefit from the Power Oxidizer in its current sizes. We have begun to market to these six vertical industrial markets, primarily for those facilities located in California, through direct contact from our sales department, tradeshow representation, and internet outreach. Each is discussed in greater detail below:

●	Fuel-grade ethanol and beverage ethanol/alcohol distilleries and related products production (>500 facilities throughout the U.S. )

●	Rendering and animal processing byproducts (>600 facilities)

●	Wastewater and sewage treatment (>3,500 facilities)
●	Coal mines (>1,000 mines)

●	“High tech” aerospace and defense instruments and materials; semiconductor and electronics manufacturing (>2,200 facilities)

●	Petroleum and petrochemical storage, distillation and petroleum production (>600 facilities)

As we continue to increase our pipeline of commercial opportunities with industrial facilities spanning across these vertical industrial markets, we expect the majority of the opportunities to be in relation to the 2 MW (KG2) Power Oxidation systems, with the exception of rendering opportunities, where we expect demand for both EC 250/333 units and KG2 units.

Fuel-grade and beverage ethanol/alcohol distilleries and related products production (NAICS Code 325193)

Ethanol or beverage alcohol production represents over 500 facilities across the United States, including the fuel grade ethanol plant in California that has purchased the first two KG2 units from Dresser-Rand. Both fuel grade and beverage alcohol distilleries use electricity and steam and produce a steady stream of waste hydrocarbons that can be used with our Power Oxidizer to reduce the amount of natural gas that is purchased as a fuel source, as well as reduce the amount of electricity purchased to run the industrial plants. Although the details of Pacific Ethanol’s breakdown of savings are confidential, we believe that Pacific Ethanol selected our Power Oxidizer solution based on an economic return that consisted of the avoidance of power purchases and improved pollution abatement. In this regard, Pacific Ethanol has publicly stated that it expects to achieve annual savings of $3-$4 million per year after the on-site combined heat and power plant becomes operational.

Rendering and animal processing byproducts (NAICS Codes 311111 and 311613)

Meat rendering plants process animal byproduct materials for the production of tallow, grease and high-protein meat and bone meal used primarily in pet food. Rendering operations produce Volatile Organic Compounds, or VOCs, as air pollutants. Although some greenhouse gases are produced, the primary issues related to the emissions of VOCs is the foul odor nuisance when these facilities are in proximity to residential areas.

Typically, the emissions control technologies that are used for rendering plants are waste heat boilers (incinerators) and multi-stage wet scrubbers. Boiler incinerators are a common technology because boilers can be used not only as odor control devices, but also to generate steam for cooking and drying operations. The waste heat boilers convert the waste gases to steam by combusting the waste gases, but this process often faces resistance from air quality authorities. Multi-stage wet scrubbers are equally as effective as incineration for high intensity odor control, but they only serve to destroy the waste gas and do not actually convert it into useful energy.

We believe Ener-Core’s Power Oxidizers provide a superior abatement function as compared to such emission control technologies since they also provide power generation. We believe that the combination of abatement function and power generation results in a superior economic alternative for many rendering plants, to which we are actively beginning to market our Powerstations.

Wastewater and sewage treatment facilities, anaerobic digestion (NAICS Codes 221310 and 221320)

Wastewater and sewage treatment facilities use anaerobic digester units to treat raw sewage with both methane gas generation and water intensive bio-solids by-products. Typically, the methane gas is eliminated by a thermal oxidizer and the bio-solids are either dried on-site with an industrial dryer, or in certain cases, the water heavy bio-solids are transported to another facility, often long distances from the treatment facility and which result in significant tipping fees and transportation costs to the facility which is often a municipality.

We believe Ener-Core’s Power Oxidizers, coupled with an anaerobic digester, a turbine, and using residual heat for an industrial dryer represents a significant positive economic solution by utilizing the waste methane to generate electricity and heat, allows for on-site drying with significantly lower emissions compared to a combustion dryer, and eliminates costly trucking and tipping fees for bio-solids that otherwise would have to transport these heavy waste products. We see significant sales opportunities for our solutions in nearly all of the larger metropolitan areas in California and other US locations.

Coal mine methane (NAICS Code 2121)

Coal mine methane, or CMM, refers to methane released from the coal and surrounding rock strata due to mining activities. In underground mines, ventilation air methane, or VAM, can create an explosive hazard to coal miners and modern mines use ventilation systems to keep the methane content below the explosive limit of 5% methane and typically between 0.05% and 0.80%. These ventilation systems consume power and are a significant source of energy costs for underground coal mines.

VAM is widely found to make the greatest contribution to the emissions of coal mines, with EPA figures suggesting that over 50% of global methane emissions from coal mining arise in this form. According to the World Coal Association, the total coal mine methane emissions in 2010 was 584 million tons CO2-equivalent, of which coal mines in China represented 300 million tons, the U.S. represented 59 million tons, and the rest of the world represented 225 million tons.

Ener-Core is focused on working with the coal mining industry to deploy Power Oxidizers into the mining sector and believes that coal mining VAM is feasible for power production and methane gas abatement for selected commercial opportunities in the near term. We are evaluating opportunities in environments where there is a high cost of power coupled with a cost of methane abatement. We believe that our commercial opportunities will increase for CMM as more stringent air quality standards, requirements, and penalties are enacted. In particular, CMM represents a significant opportunity in China if new air quality standards are imposed by the Chinese government.

Aerospace and defense instruments and materials manufacturing (NAICS Code 334511), and semiconductor and electronics manufacturing (NAICS Codes 334416, 334412 and 334417)

Manufacturers in the aerospace and defense instruments and materials industry and the semiconductor and electronics industry represent in excess of 2,200 facilities in the U.S. including nearly 600 in California. Many of these high tech manufacturers are well-capitalized and often represent industries with an increased focus on being “carbon neutral” or “green friendly.” The underlying economics are similar to the CHP and abatement economics of ethanol production as described above, namely the extraction of heat energy from hydrocarbon byproduct gases, the elimination of other waste gases and the avoidance of other abatement costs. To date, we have not had commercial success in the high-tech manufacturing market, but we have begun to market the solution to these manufacturers, with positive reception from some of the manufacturers with which we have held discussions.

Petroleum gas and related petrochemical production (NAICS Code 32511)

There has been a strong, worldwide trend toward the reduction of venting, flaring, and waste of associated petroleum gas, also known as flared gas, due to concerns about its contribution to global warming. Associated petroleum gas is a form of natural gas that is commonly found within deposits of petroleum and is produced as an undesirable byproduct during the extraction of the petroleum. Our technology not only destroys the harmful pollutants that reside within the associated petroleum gas, but it can also be installed to produce on-site electricity and/or steam, creating significant cost savings for oil and gas producers. We see multiple opportunities in the petroleum market sector, primarily in locations where low quality gas is permanently flared as unusable, such as tank farms, or in locations using industrial steam to produce and distill petroleum related products.

In September 2014, at the request of a major Canadian integrated oil company, in the first phase of a three phase commercial rollout, Ener-Core successfully demonstrated the ability of its full-scale EC250 to operate on an ultra-low energy density fuel (~50 BTU/scf) similar in composition to the associated petroleum gases flared by many oil drilling sites around the world. The exhaust emissions and energy production were measured and independently verified by UCI’s combustion laboratory, and the oil company that retained Ener-Core to perform the test deemed the demonstration to be successful enough to move to the next phase of its proposed commercial rollout, which is expected to be a field trial of an EC250 unit. If the oil company deems the second phase of the rollout to be satisfactory, the oil company’s technology development team has indicated to us that there would be sufficient environmental and cost-savings advantages associated with Ener-Core’s technology such that a large-scale, multi-year series of commercial installations at multiple sites in Canada would likely receive support from the oil company’s senior management.

Other vertical markets

We are in the early stages of evaluating opportunities in the following industries. We expect to begin actively marketing to these seven markets over the next year:

●	Biological product (pharmaceutical) manufacturing (>400 facilities)

●	Asphalt paving mixture and block manufacturing (>500 facilities)

●	Nitrogenous fertilizer manufacturing (>400 facilities)

●	Foam product manufacturing (>200 facilities)

●	Paper mills (>400 facilities)

●	Commercial printing (>2200 facilities)

●	Commercial coatings and finishing (>50,000 facilities)

For many of these opportunities, additional evaluation is required and our value proposition needs to be tailored to the market or industry where the opportunity is classified to ensure that the specific facility could be a qualified candidate for our current product line. For example, while there are over 50,000 commercial coating and finishing facilities, these facilities range in size from small facilities like local painting shops that generate VOCs in very small volumes to large facilities like auto assembly plants with multiple coating and painting facilities, each of which generates a significant amount of VOCs and represents a greater commercial opportunity.

Research and Development

Our engineering team is led by a group of experienced mechanical, electrical and chemical engineers who have worked together on the Power Oxidizer for the last seven years. Our engineers have worked in a number of larger firms, including Honeywell International, Inc., General Motors Company, Inc., AlliedSignal, Inc., Capstone Turbine Corporation, ABB, General Electric Company, Underwriters Laboratories Inc., and Solar Turbines Incorporated. Combined, they have decades of experience developing and commercializing a number of gas turbines, reciprocating engines, and related products.

Since 2011, our research and development milestones include:

●	In November 2011, SRI commissioned the first EC250 field test unit at the U.S. Army base at Fort Benning, Georgia. The project was funded by the DoD Environmental Security Technology Certification Program, or ESTCP, which seeks innovative and cost-effective technologies to address high-priority environmental and energy requirements for the DoD. As part of the ESTCP protocol, SRI conducted independent verification tests in October 2012. Exhaust emission measurements were taken in accordance with standard EPA reference methods. The EC250 emissions were far below the allowable NOx limits of the California Air Resources Board 2013 waste gas standards, which are considered to be among the strictest standards in the world.

●	In June 2014, our first commercial EC250 Powerstation was installed at a landfill in the Netherlands that is owned and operated by Attero, one of the leading waste management companies in the Netherlands. With the exception of regular maintenance and in-warranty service related to turbine components, as well as down-time related to Attero’s refurbishment efforts on the underlying landfill during 2015, this system has continued to operate since it was commissioned.

●	In July 2015, we completed the installation of the MFTF located next to our corporate offices in Irvine, California. The MFTF will become a critical element to our ongoing development initiatives, enabling our engineering team to continue to test a wider range of low-quality gases that could be used to fuel Ener-Core’s Power Oxidizers in the future, and also to experiment with (and prove feasibility of) different sizes of future Power Oxidizer systems.

We have made, and will continue to make, substantial investments in research and development. Research and development costs for the years ended December 31, 2014 and 2015 were $3.2 million and $3.4 million, respectively.

Intellectual Property

Our success depends in part upon our ability to obtain and maintain proprietary protection for our products and technologies. Our goal is to develop a strong intellectual property portfolio that enables us to capitalize on the research and development that we have performed to date and will perform in the future, particularly for each of the products in our development pipeline and each of the products that we commercialize. We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and other countries to obtain and maintain our intellectual property. We protect our intellectual property by, among other methods, filing patent applications with the U.S. Patent and Trademark Office and its foreign counterparts on inventions that are important to the development and conduct of our business.

We also rely on a combination of non-disclosure, confidentiality and other contractual restrictions to protect our technologies and intellectual property. We require our employees and consultants to execute confidentiality agreements in connection with their employment or consulting relationships with us. We also require them to agree to disclose and assign to us all inventions conceived in connection with the relationship.

We believe that Power Oxidation technology is a patent domain largely independent from combustion. Within the patent domain, the technology has been described as “Gradual Oxidation,” as the patents were filed prior to Ener-Core’s management decision in late 2014 to change the process name to “Power Oxidation.” Our current patent grants and pending applications consist of:

●	Patents granted: 29

○	20 U.S. patents
○	9 non-U.S. patents

●	Pending applications: 43

○	17 U.S. applications
○	23 non-U.S. applications

We intend to continue to protect our Power Oxidation technology in current patent application filings and expect to file additional patent applications for various implementations, markets and uses as we continue to develop our technology.

Global Energy Market and Government Policies

As most countries around the world continue to industrialize, the industrial plants/facilities representing a broad range of industries result in a rapidly growing demand for more electricity and more on-site steam. In fact, there are currently approximately three million industrial facilities around the world, and collectively they consume approximately $800 billion in energy costs in order to operate their plants. These same industrial facilities, located all around the world and across a broad range of industries, also represent about 36% of the world’s greenhouse gas emissions. These emissions have led to environmental concerns, political legislation geared towards promoting renewable power and policy trends for eliminating harmful gases and waste products.

The combination of these trends and challenges places Ener-Core in a unique position to capitalize on a growing need for on-site power, steam and heat, while at the same time productively utilizing the low-quality industrial gases that are rapidly becoming a significant global concern.

Recent international agreements, policy announcements, and environmental legislation, either already enacted or proposed, support the continued commercialization and scale up of Ener-Core’s Power Oxidizer technology. We believe that the capabilities of Ener-Core’s technology fit well within the global focus on all of the following:

●	Maximizing methane usage from all sources to eliminate flared gas;

●	Industrial waste gas destruction to prevent emissions of the waste gases into the atmosphere; and

●	Efficient on-site energy generation, while minimizing emissions.

We believe that our technology provides an attractive financial return on investment for industrial facilities in many regions of the world, without any financial incentives that are typically necessary for renewable power projects. In addition, we are seeing an increasing amount of significant new regulations, policies and international agreements being enacted globally that potentially benefit Ener-Core’s business and potentially accelerate the decision-making process made by companies that are considering the deployment of Ener-Core’s technology. Some of these regulations, policies and international agreements that we believe are the most pertinent to our value proposition are listed below. While most of these policies are either non-binding or carry limited penalties, we believe they represent the general direction of air quality standards for many geographic locations. Although such policies are generally non-binding or carry limited penalties, we believe that some industries are moving to comply with such policies, which often takes months or years to plan and implement. Companies that voluntarily comply with such policies often do so to generate positive public relations and/or to avoid public backlash. As public pressure through news and social media streams to reduce air pollution intensifies, we believe that some companies are beginning to voluntarily comply with these policies. We believe that such public pressure may encourage potential customers to consider our product solutions, which they may not otherwise have considered.

Flaring Reduction

●	Zero Routine Flaring by 2030, endorsed by Russia, Norway, Angola, France, other countries and BP, Shell, Kuwait National Oil Company, ENI, and other major oil companies

●	North Dakota limiting flaring to 23% of all gas produced in 2015 with required reductions down to 10% of all gas produced by 2020.

Methane Emissions Mitigation

●	In March 2014, President Obama released a Strategy to Reduce Methane Emissions, which takes steps to further cut methane emissions from landfills, coal mining, agriculture, and oil and gas systems.

●	In January 2015, the White House announced a new goal to cut methane emissions from the oil and gas sector by 40-45% from 2012 levels by 2025.

Ozone Pollution Reduction (NOx restrictions)

●	On November 25, 2014, the EPA proposed to strengthen the National Ambient Air Quality Standards for ground-level ozone, based on extensive scientific evidence about ozone’s effects on public health and welfare (reducing ozone required restricting NOx emissions to low levels).

●	558 counties in the U.S. would exceed the lower 65 ppb proposed standard, while 358 counties in the U.S. would exceed the 70 ppb proposed standard.

●	“A Clean Air Programme for Europe” calls for action to control emissions of air polluting substances from combustion plants with a rated thermal input between 1 and 50 MW (i.e., medium combustion plants), thereby completing the regulatory framework for the combustion sector with a view of increasing the synergies between air pollution and climate change policies. Medium combustion plants are used for a wide variety of applications (including electricity generation, domestic/residential heating and cooling and providing heat/steam for industrial processes) and are an important source of emissions of sulfur dioxide, nitrogen oxides and particulate matter. The approximate number of medium combustion plants in the European Union, or EU, is 142,986.

Carbon/Greenhouse Gas Levies

●	Alberta’s New Democratic Party government announced on June 25, 2015 a phased increase in the province’s carbon emissions levy from C$15 ($12) per tonne this year (2015) to C$20 next year and C$30 by 2017.

●	California and Quebec have announced the completion of their second joint carbon dioxide (CO2) allowance auction through a cap-and-trade system. Despite geographical distance and economic differences, California and Quebec have worked to align their CO2 emissions markets and policies. Previous auctions sold emissions allowances for electric generators and large industrial sources. The most recent auction, held in February 2015, also included allowances for the transportation sector, covering wholesale gasoline suppliers. The California and Quebec program is the first international carbon allowance program to be enacted at the subnational level (i.e., between parts of two different countries). Similar programs in Europe were the first to establish markets across several countries (the EU’s Emission Trading Scheme) and were also the first to cover certain transportation components.

●	Figure 7 below displays the 40 countries and more than 20 cities, states and provinces now using or planning to use a price on carbon to bring down greenhouse gas emissions through emission trading systems or carbon credits or taxes. Altogether, the combined value of the carbon credits, taxes, and ETS initiatives in operation today are valued at almost $50 billion, according to the World Bank and Ecofys new Carbon Pricing Watch, which is an early brief previewing the annual State and Trends of Carbon Pricing report.

Figure 7

The regulations, policies and international agreements above are examples of the evolving policy landscape for global energy as well as the pressures on industries to reduce their emissions. The Ener-Core Power Oxidizer can enable many of the intensive industrial facilities worldwide to comply and benefit from these changing environmental and energy policies. The Power Oxidizer utilizes polluting methane and waste gases to efficiently produce the heat needed to generate energy (electricity and/or steam) on-site. This enables industrial facilities to offset their purchases of utility power and fuels, while also destroying polluting gases and drastically reducing their NOx emissions.

Current and Future Efforts

Our research and development efforts are currently focused on the following activities:

●	Commercializing the 2 MW Power Oxidizer and integration with the Dresser-Rand KG2-3GEF turbine. We are currently in a joint development effort with Dresser-Rand on the KG2, which incorporates our Power Oxidation technology with Dresser-Rand’s KG2-3GEF 2 MW gas turbine. We have completed system layout and analytic models integrating our Power Oxidizer with this turbine, and we have also utilized our MFTF to demonstrate our ability to produce the level of heat energy required to power a KG2 turbine.

●	Constructing the first two commercial 2 MW Power Oxidizer units. In 2016, we expect to deliver to Dresser-Rand the first two commercial 2 MW Power Oxidizer units to fulfill the Pacific Ethanol purchase order.

●	Commercializing and installing technology into vertical markets. We are currently working to successfully commercialize and install Ener-Core’s technology into several of the five vertical industrial markets discussed under the subheading “Industrial Target Markets—CHP and Abatement.” Thus far, we have successfully commercialized our technology into old, inactive landfills and have worked with Dresser-Rand to commercialize our technology into a large fuel ethanol distillery. As we continue to evolve, we intend to demonstrate the technical feasibility and economic value of deploying our technology into a variety of additional industries that currently generate waste gases.

●	Developing a Power Oxidizer for steam applications. We are currently working to develop a low pressure Oxidizer to be coupled with a steam boiler and commercialized within industrial facilities (across the same broad base of industries already targeted by Ener-Core) in order to generate useful and valuable on-site steam from the “monetarily free” waste gases at lower pressure levels.

●	Scaling up to other large gas turbines. We have already established close working relationships with several other gas turbine manufacturers and large industrial partners to facilitate the potential development of additional systems.

●	Expanding the global reach of our technology. Further developing our technology to work with steam boilers will allow us to partner with global manufacturers of industrial steam power generators and access new markets.

●	Continuing the development of academic relationships. Over the past five years, we have developed strong research relationships with the University of Cincinnati and UCI, which led to the development of better analytical tools to simulate our Power Oxidation process.

Figure 8

Suppliers

For our Power Oxidizer units, our raw materials generally consist of readily available, pipes, tanks and machined metal products made of steel and other readily available commercial metals. We also purchase an integrated controls system that is configured from off-the-shelf units. For certain proprietary components, we use parts that are single-sourced from certain suppliers for machined parts designed and built to our specifications. We expect to move away from single-sourced suppliers as our production levels increase and with future modifications to our products.

For the EC250 and EC333 units, we purchase gas turbines from a single supplier, FlexEnergy. The Power Oxidizers used in our KG2 units are bundled with Dresser-Rand gas turbines as a single sourced supplier.

Environmental Laws

We have not incurred any expenses associated with compliance with environmental laws to date. Our customers, however, are subject to federal, state, local and foreign environmental laws, regulations and policies governing, among other things, air quality and emissions. As such, we may, in the future, incur material costs or liabilities in complying with such government regulations, whether applicable to our customers’ use of our products, due to additional development costs or indemnity costs, or to us directly. Further, as we expand our product line and pursue additional opportunities to deploy our Power Oxidizer in the field, we may assume greater operational responsibility for certain deployment sites. In the event we take on such an operational role, we may become subject to applicable air quality and other environmental rules and regulations, which would result in the incurrence of compliance and permitting costs, among others.

Employees

As of March 24, 2016, we have 23 full-time employees. None of our employees are covered by a collective bargaining agreement. We believe our relationship with our employees is good. We also employ consultants, including technical advisors and other advisors, on an as-needed basis to supplement existing staff.

Competition

The target markets for the Power Oxidizer are highly developed and mature for solutions using combustion as a heat source but are new and fairly undeveloped for applications of our Power Oxidizer technologies. If a site already has a high quality waste gas with high enough energy density to generate power with this standard equipment, and the resulting emissions levels do not exceed regulatory limits, then we deem such site to be outside of our target market.

Our technology represents a value-added pre-process for power generation equipment such as gas turbines, reciprocating engines or steam generation equipment such as steam boilers. We do not consider ourselves competitors with the providers of this equipment but rather consider ourselves as complementary to such providers.

We compete with existing co-generation solutions and other power generation solutions for our current and future customers. Those existing solutions have typically more mature technology and have a lower equipment cost than our Power Oxidizer units. Our Power Oxidizers are typically more expensive per kilowatt of power capacity when compared to the initial cost of equipment, and competing products typically have lower upfront costs than our Power Oxidizers. However, we believe that in many situations, once the total cost of a co-generation project including fuel costs and the value of pollution abatement is quantified, that our Power Oxidizers provide a superior rate of return for our customers. Our Power Oxidizers often cost less than purchasing separately combustion-based combined heat and power and additional pollution abatement equipment.

We believe that there are very few, if any, companies that are actively pursuing the commercial utilization of oxidation technologies for generation of on-site energy, particularly in light of the technology patents we hold. In addition to our efforts to replace existing combustion technologies, we compete against other companies in two sectors, each with its distinct competitive landscape:

●	Low-quality fuels—Within applications where the gas source has an energy density (BTU/ft3) below the minimum level required by reciprocating engines and standard gas turbines, we believe that our Power Oxidizer does not have a direct technological or manufacturing competitor. In these situations, the prospective customer can elect to do nothing and allow low BTU gas to simply be emitted into the atmosphere. Alternatively, the customer can purchase gas such as propane or natural gas, mix it with the low BTU gas to make combustion feasible, and then flare the mixture. Because this alternative results in the destruction of the low BTU gas instead of converting the gas into a form of energy that could be sold or monetized, we do not consider it to be a direct form of competition.

●	Ultra-low emissions—Within applications where a customer is required to meet emissions regulations and controls limits, typically by national, regional or local legislation, our systems compete with pollution control technologies, such as Selective Catalytic Reduction, Dry-Low-NOx, or Dry-Low-Emissions systems, and in some cases, with low-emission flares and thermal oxidizers. As many of our competitors are large, well-established companies, they derive advantages from production economies of scale, worldwide presence, and greater resources, which they can devote to product development or promotion.

Although we are occasionally compared to wind and solar power production, we do not consider existing renewable energy solutions to be direct competitors. Existing renewable sources such as wind and solar are economically feasible in particular geographic locations, whereas our solution is applicable to any area with a sufficient quantity of low quality gases. Our Power Oxidizers are able to provide base-load power for more than 95% of the time, while typically wind and solar solutions provide intermittent power and can only provide power for 20%–40% of the time. As a result, although the capital cost per kilowatt is similar, the availability of the Power Oxidizer provides a significantly lower overall cost of power produced.

Corporate Information

Ener-Core was incorporated in Nevada in April 2010 under the name “Inventtech Inc.” Our operating subsidiary, Ener-Core Power, Inc., was incorporated in Delaware in July 2012 under the name “Flex Power Generation, Inc.” Ener-Core Power, Inc. became our subsidiary in July 2013 by way of a reverse merger transaction, or the Merger, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reverse Merger.”

Effective as of September 3, 2015, we changed our state of incorporation from the State of Nevada to the State of Delaware, or the Reincorporation, pursuant to a plan of conversion dated September 2, 2015, following approval by our stockholders of the Reincorporation at our 2015 Annual Meeting of Stockholders held on August 28, 2015. In connection with the Reincorporation, we filed articles of conversion with the State of Nevada and a certificate of conversion and certificate of incorporation with the State of Delaware. Upon effectiveness of the Reincorporation, the rights of our stockholders became governed by the Delaware General Corporation Law, the certificate of incorporation filed in Delaware and newly adopted bylaws. As a Delaware corporation following the Reincorporation, which we refer to as Ener-Core Delaware, we are deemed to be the same continuing entity as the Nevada corporation prior to the Reincorporation, which we refer to as Ener-Core Nevada. As such, Ener-Core Delaware continues to possess all of the rights, privileges and powers of Ener-Core Nevada, all of the properties of Ener-Core Nevada and all of the debts, liabilities and obligations of Ener-Core Nevada, including all contractual obligations, and continues with the same name, business, assets, liabilities, headquarters, officers and directors as immediately prior to the Reincorporation. Upon effectiveness of the Reincorporation, all of the issued and outstanding shares of common stock of Ener-Core Nevada automatically converted into issued and outstanding shares of common stock of Ener-Core Delaware without any action on the part of our stockholders.

The address of our corporate headquarters is 9400 Toledo Way, Irvine, California 92618, and our telephone number is (949) 616-3300. Our website address is www.ener-core.com. The information that is contained on, or that may be accessed through, our website is not a part of this report. We have included references to our website in this report solely as inactive textual references.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this report, including our financial statements and the related notes thereto, before making a decision to invest in our securities. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently believe are not material, also may become important factors that affect us and impair our business operations. The occurrence of any of the events or developments discussed in the risk factors below could have a material and adverse impact on our business, results of operations, financial condition and cash flows, and in such case, our future prospects would likely be materially and adversely affected. If any of such events or developments were to happen, the trading price of our common stock and the value of the warrants could decline, and you could lose part or all of your investment. Further, our actual results could differ materially and adversely from those anticipated in our forward-looking statements as a result of certain factors. All share and per share amounts have been adjusted to reflect the 30-for-1 forward split of our issued and outstanding shares of common stock by way of a stock dividend on May 6, 2013 and the 1-for-50 reverse split of our issued and outstanding shares of our common stock on July 8, 2015, retroactively.

Risks Relating to Our Financial Condition and Capital Requirements

We have experienced losses since inception and anticipate that we will continue to incur losses, which makes it difficult to assess our future prospects and financial results.

We have never been profitable and, as of December 31, 2015, we had an accumulated deficit of $31.1 million. We incurred net losses of $13.1 million in the year ended December 31, 2015 and net losses of $10.5 million and $7.1 million in the years ended December 31, 2014 and 2013, respectively. We expect to continue to incur net losses for the foreseeable future as we continue to develop our products and seek customers and distribution for our products. Because of the risks and uncertainties associated with developing and commercializing our products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unsuccessful in addressing these risks, our business may fail and investors may lose all of their investment.

Our limited operating history makes evaluating our business and future prospects difficult, and may increase the risk of your investment.

We design, develop, and manufacture products based on proprietary technologies that aim to expand the power-generation range of gaseous fuels. While we shipped our first commercial product, the Ener-Core Powerstation EC250, in November 2013, to date, our other manufacturing efforts have been limited to our prototype units and the assembly of our Multi-Fuel Test Facility used in research and development. As such, we have a limited operating history with respect to designing and manufacturing systems for producing continuous energy from a broad range of sources, including previously unusable low quality waste gases, providing a limited basis for investors to evaluate our business, operating results, and prospects.

While the basic technology has been verified, we have only within the last couple years begun offering the EC250 and EC333 as commercial systems and only recently received a purchase order for the KG2 Power Oxidizer system. This limits our ability to accurately forecast the cost of producing and distributing our systems or technology or to determine a precise date on which our systems or technology will be widely released.

Our plan to complete the initial commercialization of our gas-to-heat and electricity conversion technology is dependent upon the timely availability of funds and upon our finalizing the engineering, component procurement, build out, and testing in a timely manner. Any significant delays would materially adversely affect our business, prospects, operating results, and financial condition. Consequently, it is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially and adversely affected. If the market for transforming methane gas, especially low quality waste gases from landfills, coal mines, oil fields, and other low-quality methane sources into continuous electricity does not develop as we currently expect, or develops more slowly than we currently expect, our business, prospects, operating results, and financial condition will be materially harmed.

We expect to require substantial additional financing. Failure to obtain such financing may require us to cease our business activities and result in our stockholders losing some or all of their investment in us.

There is no assurance that we will operate profitably or generate positive cash flow in the future. As of December 31, 2015, we had $2,805,164 in cash and cash equivalents (including restricted cash). We will require additional financing in order to proceed with the manufacture and distribution of our products, including our EC250, EC333, KG2, and other Power Oxidizer products. During the next 12 months, we currently project our cash needs to be in excess of $10.0 million, currently budgeted for employee, occupancy and related costs ($4.3 million), professional fees and business development costs ($1.2 million), research and development programs ($1.5 million), corporate filings ($0.5 million) and working capital ($2.5 million). We will require additional financing if the costs of the development and operation of our existing technologies are greater than we have currently anticipated or if we are not successful in earning revenues. Our sales and fulfillment cycle can exceed 24 months, and we do not expect to generate sufficient revenue in the next 12 months to cover our operating costs.

We anticipate that we will rely on additional debt or equity capital in order to continue to fund our business operations until such time as we become profitable, which may never occur. Issuances of additional equity and/or convertible securities will result in dilution to our existing stockholders. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. We may not be able to obtain financing on commercially reasonable terms or terms that are acceptable to us when it is required. If we are unable to raise sufficient additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our products, restrict our operations or obtain funds by entering into agreements on unattractive terms, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships. Further, if we do not obtain sufficient funds to continue operations, our business could fail and investors could lose up to their entire investment.

In addition, pursuant to Article 3.4.1 of the D-R Agreement, we were obligated to raise additional capital within 120 days following the Core Binding Date (as defined in the D-R Agreement), which was August 3, 2015. We received extensions from Dresser-Rand to July 1, 2016 to complete the required capital raise. Pursuant to Article 3.4.1 of the D-R Agreement, if we fail to satisfy the capital raise requirement by July 1, 2016, which represents the end of the extended cure period, Dresser-Rand will be entitled to terminate the D-R Agreement.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, and if we are unable to continue as a going concern, our securities will have little or no value.

Since inception, we have experienced recurring operating losses and negative cash flows and we expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. Without additional financing, these conditions raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue in operation for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. As a result, the report of our independent registered public accounting firm that accompany our audited consolidated financial statements for the years ended December 31, 2015 and 2014, respectively, contain going concern qualifications and each such firm expressed substantial doubt about our ability to continue as a going concern. In addition to our history of losses, our accumulated deficits as of December 31, 2015, December 31, 2014 and December 31, 2013 were approximately $31.1 million, $18.0 million and $7.5 million, respectively. At December 31, 2015, December 31, 2014 and 2013, we had cash and cash equivalents (including restricted cash) of $2.8 million, $2.2 million and $1.3 million, respectively.

In order to continue as a going concern, we will need, among other things, additional capital resources. Our management’s plan is to obtain such resources by seeking additional equity and/or debt financing. During 2014, we raised a total of $4.6 million through debt financing and repaid $1.9 million of such debt financing and raised $4.0 million through equity financing. During 2015, we raised a total of $5.0 million through debt financing and $3.3 million through equity financing. We may be required to raise capital on unfavorable terms, assuming opportunities to raise capital are even available to us. Our failure to obtain additional capital would have an adverse effect on our financial position, results of operations, cash flows, and business prospects, and ultimately on our ability to continue as a going concern. If we are unable to obtain adequate capital, we could be forced to cease operations.

Any incurrence of additional indebtedness could adversely affect our ability to operate our business, remain in compliance with existing or future debt or commercial covenants, make payments on our debt and limit our growth.

As of April 12, 2016, we had $5,044,000 of indebtedness outstanding, consisting of the principal balance and accrued interest on outstanding 2015 Notes and balances due on capital lease financing.

Outstanding indebtedness could have important consequences for investors, including the following:

●	if we are unable to comply with the obligations of any agreements governing our indebtedness, including financial and other restrictive covenants, such failure could result in an event of default under such agreements;

●	the covenants contained in our debt and commercial agreements may limit our ability to borrow additional funds, including restrictions on use of certain of our intellectual property as collateral for future borrowings;

●	we may need to use a portion of our cash flows to pay principal and interest on our debt, which will reduce the amount of money that we have for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other business activities;

●	we may have a higher level of debt than some of our competitors, which could put us at a competitive disadvantage;

●	we may be more vulnerable to economic downturns and adverse developments in our industry or the economy in general; and

●	our debt level could limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors. We cannot be certain that our cash flows will be sufficient to allow us to pay the principal and interest on our existing or future debt and meet our other obligations. If we do not have enough money to service our existing or future debt, we may be required to refinance all or part of our existing or future debt, sell assets, borrow more money or raise equity, which we may not be able to timely consummate on terms acceptable to us, if at all.

Risks Relating to Our Business and Industry

A sustainable market for our technology and products may never develop or may take longer to develop than we currently anticipate, which would materially adversely affect our results of operations and/or cause our business to fail.

Our products are being sold into mature markets and represent an emerging and unproven technology. We cannot be certain as to whether our targeted customers will accept our technology or will purchase our products in sufficient quantities to allow our business to grow. To succeed, demand for our current products must increase significantly in existing markets and there must be strong demand for products that we introduce in the future. If a sustainable market fails to develop or develops more slowly than we currently anticipate, we may be unable to recover the losses we have incurred to develop our products, we may have further impairment of assets, and we may be unable to meet our operational expenses. The development of a sustainable market for our systems may be hindered by many factors, including some that are out of our control. Examples include:

●	customer reluctance to try a new product or concept;

●	the relaxing of regulatory requirements or policies regarding the environment;

●	potential customers’ perception that our EC250, EC333, KG2 and other Power Oxidizer products that we may develop are not competitive on a cost basis;

●	the costs associated with the installation and commissioning of our EC250, EC333, KG2 and other Power Oxidizer products that we may develop;

●	maintenance and repair costs associated with our products;

●	economic downturns and reduction in capital spending;

●	customer perceptions of our products’ safety, quality and effectiveness;

●	customer and potential customer awareness of our products;

●	the emergence of newer, more competitive technologies and products;

●	the financial and operational stability of our turbine partners;

●	the inability of our turbine partners to fulfill orders in a timely manner;

●	excessive warranty-related costs associated with parts replacement for Power Oxidizer or turbine components for Powerstations operating in the field; and

●	the inability of our commercial partners to successfully sell and market our co-branded Power Oxidizer products.

If we are unable to develop effectively and promote our technology timely and gain recognition in our market segment, we may not be able to achieve acceptable sales revenue and our results of operations and financial condition would then suffer. We cannot predict the rate of adoption or acceptance of our technology by potential customers or prospective channel partners. While we may be able to effectively demonstrate the feasibility of our technology, this does not guarantee the market will accept it, nor can we control the rate at which such acceptance may be achieved. Failure to achieve productive relationships with a sufficient number of prospective partners who are established resellers in the market segments of our target customers may impede adoption of our solutions. Additionally, some potential customers in our target industries are historically risk-averse and have been slow to adopt new technologies. If our technology is not accepted in the industrial combustion and power generation market, we may not earn enough by selling or licensing our technology to support our operations, recover our research and development costs or become profitable and our business could fail.

Our products are unproven on a large-scale commercial basis and could fail to perform as anticipated.

The Power Oxidizer has never been utilized on a large-scale commercial basis and we cannot predict all of the difficulties that may arise when the technology is utilized on such scale. In addition, our technology has never operated at a profitable volume level. It is possible that the technology may require further research, development, design and testing prior to implementation of a large-scale commercial application. Accordingly, we cannot assure you that our technology will perform successfully on a large-scale commercial basis, that it will be profitable to us or that our products will be cost competitive in the market.

We may not be able to maintain effective product distribution channels, which could limit sales of our products.

We may be unable to attract distributors, resellers and integrators, as planned, that can market our products effectively and provide timely and cost-effective customer support and service. There is also a risk that, after we have established such relationships, some or all of our distributors, resellers or integrators may be acquired, may change their business models or may go out of business, any of which could have an adverse effect on our business. Further, our potential distributors, integrators and resellers may carry competing products. The loss of important sales personnel, distributors, integrators or resellers could adversely affect us.

Our products involve a lengthy sales cycle and we may not anticipate sales levels appropriately, which could impair our results of operations.

The sale of our products typically involves a significant commitment of capital by customers, and such purchase decisions often require substantial time, economic analysis, product testing and corporate approvals. Once a customer makes a formal decision to purchase our product, the fulfillment of the sales order by us and our turbine partners will require a substantial amount of additional time. For these reasons, the sales and fulfillment cycle associated with our products is typically lengthy and subject to a number of significant risks over which we have little or no control. We currently expect to plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. If sales in any period fall significantly below anticipated levels, our financial condition, results of operations and cash flow would suffer. If demand in any period increases well above anticipated levels, we may have difficulties in responding, incur greater costs to respond, or be unable to fulfill the demand in sufficient time to retain the order, which would negatively impact our operations and our reputation. In addition, our operating expenses are based on anticipated sales levels, and a high percentage of our expenses are generally fixed in the short term. As a result of these factors, a small fluctuation in the timing of cash payments by our customers could result in additional capital being required to fund our operating and inventory needs. Further, our operating results may be subject to significant variations and, as such, our operating performance in one period may not be indicative of our future performance.

We may incur significant warranty related costs, which may result in decreased gross profit per unit sold and reduce our ability to achieve our profitability targets.

We have sold, and our business plan anticipates that we will continue to sell, products with warranties. There can be no assurance that the provision for estimated product warranty will be sufficient to cover our warranty expenses now or in the future. We cannot ensure that our efforts to reduce our risk through warranty disclaimers will effectively limit our liability. While we expect warranty costs to decrease significantly on a per unit basis, the limited operating time for our commercial units makes our warranty and other post-sale charges difficult to estimate. Further, we may, at times, undertake programs to enhance the performance of units previously sold. Such enhancements may be provided at no cost or below our cost. If we choose to offer such programs, such actions could result in significant additional costs to our business. For example, during 2014, we provided for a warranty reserve of $242,000 for our initial EC250 commercial unit to allow for full replacement of key components primarily related to sub-components furnished by our suppliers. If our commercial units have greater than expected warranty related expenses or if we experience warranty costs associated with our oxidizer units, we may experience lower gross margins on our products or we may be required to increase our expenses to re-engineer our Power Oxidizer products. Further, any significant incurrence of warranty expense in excess of estimates could have a material adverse effect on our operating results, financial condition, and cash flow.

We face intense competition and currently expect competition to increase in the future, which could prohibit us from developing a customer base and generating revenue.

The energy industry is characterized by intense competition. We compete with existing co-generation solutions and other power generation solutions for our current and future customers. Those existing solutions have typically more mature technology and have a lower equipment cost than our Power Oxidizer units. Our Power Oxidizers are typically more expensive per kilowatt of power capacity when compared to the initial cost of equipment, and competing products typically have lower upfront costs than our Power Oxidizers. Many of our existing and potential competitors have greater financial and commercial resources than us, and it may be difficult for us to compete against them. Many of our existing and potential competitors have better name recognition and substantially greater financial, technical, manufacturing, marketing, personnel, and/or research capabilities than we do. In addition, new competitors, some of whom may have extensive experience in related fields or greater financial resources, may enter the market.

Although at this time we do not believe that any of our potential competitors have technology similar to ours, if and when we release products based on our technology, potential competitors may respond by developing and producing similar products. Many firms in the energy industry have made and continue to make substantial investments in improving their technologies and manufacturing processes. Our competitors may achieve substantial economies of scale and scope, thereby substantially reducing their fixed production costs and their marginal production costs. In addition, they may be able to price their products below the marginal cost of production in an attempt to establish, retain, or increase market share.

In addition to our efforts to replace existing combustion technologies, we face competition from other companies in two sectors, each with its distinct competitive landscape:

●	Low-quality fuels—Where the gas source has an energy density (BTU/ft3) below the minimum level required by reciprocating engines and standard gas turbines, a prospective customer can elect to do nothing and allow low BTU gas to simply be emitted into the atmosphere or can purchase gas such as propane or natural gas, mix it with the low BTU gas to make combustion feasible, and then flare the mixture. Because this alternative results in the destruction of the low BTU gas instead of converting the gas into a form of energy that could be sold or monetized, we do not consider it to be a direct form of competition, however, potential customers may utilize this approach in lieu of investing in our products.

29

●

Ultra-low emissions—Within applications where a customer is required to meet emissions regulations and controls limits, typically by national, regional or local legislation, our systems compete with pollution control technologies, such as Selective Catalytic Reduction, Dry-Low-NOx, or Dry-Low-Emissions systems, and in some cases, with low-emission flares and thermal oxidizers. As many of our competitors are large, well-established companies, they derive advantages from production economies of scale, worldwide presence, and greater resources, which they can devote to product development or promotion.

In light of the foregoing, it may be difficult for us to compete successfully in the energy market.

As an alternative energy technology, our products are subject to wavering interest and levels of investment arising from the volatility of traditional energy costs and pricing.

In addition to environmental concerns, the market for alternative energy technologies is driven in part by customers’ desire for stable, cost-effective energy production methods, including technologies that minimize waste or allow use of waste gases to capture more value from traditional energy production methods. Although increases or volatility in the costs of traditional energy production, including the cost of additives to flare or use waste gases, may drive some interest in our technology, significant drops in the costs of traditional energy production and resources could have the opposite effect, resulting in decreased willingness by customers to invest in comparatively unproven alternative energy technologies. If traditional energy production costs and pricing drop significantly for a sustained period of time, customers may not view our products as providing a comparative economic benefit and we may not be able to compete successfully in our target markets.

We anticipate the need to be able to provide a third party financing option to our current and future customers for our existing and future Power Oxidizer products in order to facilitate our planned growth. We have very limited operational history for our Power Oxidizer products, which may make financing these products very difficult. Any changes in business credit availability or cost of borrowing could adversely affect our business.

We compete with products and solutions that have significantly longer operating histories than our Power Oxidizers. As such, traditional lending solutions such as capital lease providers or banks have access to a substantial amount of information regarding competing products and have established credit parameters for end user customers. Our Power Oxidizers are new to the market and lenders and potential lenders have not established credit parameters specific to our Power Oxidizer units, which puts us at a competitive disadvantage.

Declines in the availability of commercially acceptable business credit and increases in corporate borrowing costs could negatively impact the number of systems we can install. Substantial declines in the business and operations of our customers could have a material adverse effect on our sales and, therefore, our business, results of operations and financial condition. If our potential customers are unable to access credit or experience increases in borrowing costs, our operating results may be materially and adversely affected and our ability to grow our business may be impaired.

Turbine prices, sub-component availability and reliability factors impact our price competitiveness, warranty costs and rate of market acceptance.

Our Power Oxidizer products are currently commercialized in a manner that is fully integrated with a gas turbine, thus providing a complete Powerstation to the ultimate customer and operator. We purchase the turbines for the 250 kW and 333 kW Powerstations from an independent third party. The availability of these turbines is dependent on the current commercial backlog and financial stability of their manufacturers. A lengthy sub-component fulfillment timeframe could impact our ability to timely deliver a Powerstation and therefore could delay our revenues. The turbines are typically long lead time components and the pricing of these turbines could increase over time, causing the overall price of the integrated Powerstation to become commercially uncompetitive, which would hinder sales of our Power Oxidizer products or render them prohibitively expensive, which would result in decreased profit margins. Once operational, any issues in the reliability of the turbine, either due to issues with the Power Oxidizer or any inherent flaws in the turbine, could result in excessive warranty obligations for us and a level of operational reliability that is deemed unsatisfactory by our customers, which could hurt our relationships with our customers and materially and adversely affect our business, prospects, operating results and financial condition.

We are dependent on our suppliers, some of which are single or limited source suppliers, and the inability or refusal of these suppliers to deliver necessary components at prices, volumes, and schedules acceptable to us would have a material adverse effect on our business, prospects, operating results, and financial condition.

We are continually evaluating, qualifying, and selecting suppliers for our gas-to-heat and electricity conversion systems. For our Power Oxidizer units, our raw materials generally consist of readily available pipes, tanks and machined metal products made of steel and other readily available commercial metals. We also purchase an integrated controls system that is configured from off-the-shelf units. However, for certain proprietary components, we use parts that are single-sourced from certain suppliers for machined parts designed and built to our specifications. We expect to move away from single-sourced suppliers as our production levels increase and with future modifications to our products. We also intend to source globally from a number of suppliers, some of whom may, however, be single source suppliers for these components, in particular for the gas turbine sub-component. While we attempt to maintain the availability of components from multiple sources, it may not always be possible to avoid purchasing from a single source. To date, we have no qualified alternative sources for any of our single-sourced components.

While we believe that we may be able to establish alternate supply relationships and can obtain or engineer replacements for our single-source components, we may be unable to do so in the short term or at all at prices or costs that are favorable to us. In particular, qualifying alternate suppliers or developing our own replacements for certain highly customized components may be time consuming and costly.

Our supply chain exposes us to potential delivery failures or component shortages. If we experience significant increased demand, or need to replace our existing suppliers, there can be no assurance that additional supplies of component parts will be available if or when required, on terms that are favorable to us, or at all, or that any supplier would allocate sufficient supplies to us in order to meet our requirements or fill our orders in a timely manner. The loss of any single- or limited-source supplier or the disruption in the supply of components from these suppliers could lead to delayed deliveries to our customers, which could hurt our relationships with our customers, result in negative publicity and materially adversely affect our business, prospects, operating results, and financial condition.

Commodity market factors impact our costs and availability of materials.

Our products contain a number of commodity materials from metals, including steel, special high temperature alloys, copper, nickel, and molybdenum, to computer components. The availability of these commodities could impact our ability to acquire the materials necessary to meet our production requirements. The cost of metals has historically fluctuated and we currently do not hedge against our materials inflation risk. An increase in materials pricing could impact the costs to manufacture our products. If we are not able to acquire commodity materials at prices and on terms satisfactory to us, or at all, our operating results may be materially adversely affected.

We may face risks from doing business internationally.

We have licensed, sold or distributed, and expect to continue to license, sell, or distribute, products outside of the United States and derive revenues from these sources. Our revenues and results of operations may be vulnerable to currency fluctuations, and we do not currently hedge any foreign currency. As of the date of this report, we have shipped one of our EC250 systems to a customer in the Netherlands. We will report our revenues and results of operations in United States dollars, but, in future reporting periods, a significant portion of our revenues may be earned outside of the United States. In such a case, we cannot accurately predict the impact of future exchange rate fluctuations on our revenues and operating margins. Such fluctuations could have a material adverse effect on our business, results of operations, and financial condition.

Additionally, our business will be subject to other risks inherent in the international marketplace, many of which are beyond our control. These risks include:

●	laws and policies affecting trade, investment, and taxes, including laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws;

●	changes in local regulatory requirements, including restrictions on gas-to-heat and electricity conversions;

●	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

●	increased financial accounting and reporting burdens and complexities;

●	differing degrees of protection for intellectual property;

●	instability of foreign economies and governments; and

●	war and acts of terrorism.

Any of the foregoing could have a material adverse effect on our business, financial condition, and results of operations.

As our products remain under development, they may not meet quality and cost expectations or may require costly improvements.

In order to achieve our goal of improving the quality and lowering the total costs of ownership of our products, we may require engineering changes. Such improvement initiatives may render existing inventories obsolete or excessive and there is no guarantee such changes will meet our customers’ expectations. Any quality issues with our products or those of our turbine manufacturing partners could have a material adverse effect on our rate of product adoption, results of operations, financial condition, and cash flow. Moreover, as we develop new configurations for our gas-to-heat and electricity conversion systems and as our customers place existing configurations in commercial use, our products may perform below expectations. Any performance below expectations could materially and adversely affect our operating results, financial condition, and cash flow and affect the marketability of our products.

If we are unable to adequately control the costs associated with operating our business, including our costs of sales and materials, our business, prospects, operating results, and financial condition will suffer.

If we are unable to achieve and/or maintain a sufficiently low level of costs for designing, marketing, selling and distributing our gas transforming systems relative to their selling prices, our business, prospects, operating results, and financial condition could be materially and adversely affected. We have made, and will be required to continue to make, significant investments for the design and sales of our system and technologies. There can be no assurances that our costs of producing and delivering our system and technologies will be less than the revenue we generate from sales, licenses and/or royalties or that we will achieve our currently expected gross margins.

We may be required to incur substantial marketing costs and expenses to promote our systems and technologies even though our marketing costs and expenses to date have been relatively limited. If we are unable to keep our operating costs aligned with the level of revenues we generate, our business, prospects, operating results, and financial condition will be harmed. Many of the factors that impact our operating costs are beyond our control. For example, the costs of our components could increase due to shortages if global demand for such components increases.

If we do not respond effectively and on a timely basis to rapid technological change, our business could suffer.

Our industry is characterized by rapidly changing technologies, industry standards, customer needs, and competition, as well as by frequent new product and service introductions. We must respond to technological changes affecting both our customers and suppliers. We may not be successful in developing and marketing, on a timely and cost-effective basis, new products that respond to technological changes, evolving industry standards or changing customer requirements. Our success will depend, in part, on our ability to accomplish all of the following in a timely and cost-effective manner:

●	effective use and integration of new technologies;

●	continual development of our technical expertise;

●	enhancement of our engineering and system designs;

●	retention of key engineering personnel, which have played a critical role in the development of our technology;

●	development of products that meet changing customer needs;

●	marketing of our products; and

●	influence of and response to emerging industry standards and other changes.

In particular, we plan to upgrade or adapt our gas-to-heat and conversion systems and technology in order to continue to provide customers with the latest technology. However, our products may not compete effectively if we are not able to develop, source and integrate the latest technology into our gas-to-heat and electricity conversion systems at a cost structure or on a timeframe acceptable to our customers or potential customers. Other parties’ future research and discoveries may make our products and solutions less attractive or even obsolete compared to other alternatives that may emerge. Any failure to keep up with advances in gas-to-heat and electricity conversion systems and technology would result in a decline in our competitive position that would materially and adversely affect our business, prospects, operating results, and financial condition.

Our customers operate in a highly regulated business environment, and non-compliance with such regulations or changes in regulations could impose significant costs on us or our customers.

Our customers are subject to federal, state, local and foreign laws, regulations and policies governing, among other things, emissions and occupational health and safety. Regulatory agencies may impose special requirements on our customers or on us for the implementation and operation of our products, some of which may significantly affect or even eliminate some of our target markets. We can provide no assurances that we or our customers will be able to obtain any approvals or permits that are or may become required in a timely manner, or at all. We may incur material costs or liabilities in complying with government regulations, whether applicable to our customers’ use of our products, due to additional development costs or indemnity costs, or to us directly. Potentially significant expenditures could be required in order to comply with evolving environmental and health and safety laws, regulations and requirements that may be adopted or imposed in the future. Non-compliance of our products or their performance with laws, regulations and other requirements applicable to our customers or to us, could result in fines, disputes or other business disruptions, which would have a material adverse effect on our operating results.

Deregulation, restructuring or other fundamental changes affecting the energy industry may make our products less economically beneficial to our customers, thereby affecting demand for our products.

We cannot determine how any deregulation or restructuring of the electric utility industry may ultimately affect the market for our products. Changes in regulatory standards or policies that currently support investment in more environmentally efficient power production could reduce the level of investment in the research and development of alternative power sources, including gas-to-heat and electricity conversion systems. Changes in the regulation or structure of the electric utility industry may result in rule changes that create challenges for our marketing and sales efforts. For example, as part of electric utility deregulation, federal, state, and local governmental authorities may impose transitional charges or exit fees, which would make it less economical for some potential customers to switch to our products, thereby materially adversely affecting our revenue and other operating results.

Our business depends substantially on the continuing efforts of certain personnel whose absence or loss could materially disrupt our business.

Our future success depends substantially on the continued services of our executive officers, especially our Chief Executive Officer, Alain J. Castro, our President, Boris A. Maslov, Ph.D., our Chief Financial Officer, Domonic Carney, and our engineering vice president, Douglas Hamrin. If one or more of these persons were to become unable or unwilling to continue in their present positions, we may not be able to replace them readily or timely, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain their replacements, if any acceptable persons may be found. In addition, if any of our executive or engineering officers joins a competitor or forms a competing company, we may lose some of our customers or potential customers.

If we are unable to attract, train, and retain engineering and sales personnel, our business may be materially and adversely affected.

Our future success depends, to a significant extent, on our ability to attract, train, and retain engineering and sales personnel. Recruiting and retaining capable personnel, particularly those with expertise in our industry, is vital to our success. There is substantial competition for qualified technical and sales personnel with experience in our industry, and there can be no assurance that we will be able to attract or retain them. If we are unable to attract and retain qualified employees, our business may be materially and adversely affected.

We may not be able to effectively manage our growth, expand our production capabilities or improve our operational, financial and management information systems, which would impair our results of operations.

If we are successful in executing our business plan, we will experience growth in our business that could place a significant strain on our business operations, management and other resources. Our ability to manage our growth will require us to expand our production capabilities, continue to improve our operational, financial and management information systems, and to motivate and effectively manage our employees. We cannot provide assurance that our systems, procedures and controls or financial resources will be adequate, or that our management will be able to manage this growth effectively.

We have identified material weaknesses in our internal control over financial reporting and ineffective disclosure controls and procedures that will require additional resources to mitigate.

The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we report annually on the effectiveness of our internal control over financial reporting and that our principal executive officer and principal financial officer conclude as to the effectiveness of our disclosure controls and procedures on a quarterly basis. Among other things, we must perform systems and processes evaluation and testing. We must also conduct an assessment of our internal controls to allow management to report on our assessment of our internal control over financial reporting, as required by Section 404 of Sarbanes-Oxley. We have identified material weaknesses in our internal control over financial reporting as of December 31, 2015. As defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Specifically, we determined that we had the following material weaknesses in our internal control over financial reporting: (i) we do not have written documentation of our internal control policies and procedures; (ii) we do not have sufficient segregation of duties within accounting functions, which is a basic internal control; (iii) for the year ended December 31, 2014, we did not have accounting and finance staff with sufficient technical accounting training and experience capable to manage and process our derivative equity accounting including stock options and warrants, and, in addition, we had 100% turnover during the year of accounting and finance management and staff, which resulted in periods of time where there was insufficient review of internal and external reports and proof of key internal controls; (iv) for the year ended December 31, 2014 and until May 2015, we did not have a majority of our directors considered to be independent directors and until July 2015 our Audit Committee consisted of the chairman of the committee only; (v) for the year ended December 31, 2015 we had inadequate controls over our costing and accounting for our capitalized inventory and project costing including a lack of a perpetual inventory system and (vi) for the years ended December 31, 2015 and 2014, management concluded that (a) our management information systems and information technology internal control design was deficient because the potential for unauthorized access to certain information systems and software applications existed during 2014 and 2015 in several departments, including corporate accounting, and (b) certain key controls for maintaining the overall integrity of systems and data processing were not properly designed and operating effectively, which increased the likelihood of potential material errors in our financial reporting.

As of December 31, 2015, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective at the reasonable assurance level. This conclusion was due to the presence of material weaknesses in our internal control over financial reporting, as described above.

Due to our size, we rely heavily on key management for day-to-day operations and for key cash and spending internal controls. Further, our size and correspondingly limited resources give rise to additional internal control weaknesses, including our information technology controls and disclosure controls.

We continue to review and develop controls and procedures that we believe to be sufficient to accurately report our financial performance on a timely basis, as well as mitigate our existing material weaknesses and significant deficiencies in our internal controls. As of the date hereof, however, while we have taken steps to remediate our material weaknesses, we have not remediated these material weaknesses in full. If we do not develop and implement effective controls and procedures, we may not be able to report our financial performance on a timely and materially accurate basis and our business and stock price may be adversely affected.

If product liability claims are brought against us, we may incur substantial costs if our insurance coverage for such claims is inadequate.

We may be exposed to product liability claims, other claims and litigation in the event that the use of our products results, or is alleged to result, in bodily injury and/or property damage or our products actually or allegedly fail to perform as expected. Although we maintain insurance coverage with respect to certain product liability and other claims, such claims are expensive to defend and our insurance coverage may not be sufficient to cover all of our product liability-related expenses or losses, if it applies at all. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost, in sufficient amounts or upon adequate terms to protect us against losses due to product liability. Any damages that are not covered by insurance or are in excess of policy limits could have a material adverse effect on our financial condition, results of operations and cash flows. In addition, product liability and other claims can divert the attention of management and other personnel for significant periods of time, regardless of the ultimate outcome. Further, claims of this nature could cause our customers to lose confidence in our products and us. As a result, an unsuccessful defense of a product liability or other claim could have a material adverse effect on our financial condition, results of operations and cash flows.

We may be vulnerable to disruption, damage and financial obligation as a result of information technology system failures.

Despite the implementation of security measures, any of the internal computer systems belonging to us or our third-party service providers are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failure. Any system failure, accident or security breach that causes interruptions in our own or in third-party service vendors’ operations could result in a material disruption of our product development programs. Further, our information technology and other internal infrastructure systems, including firewalls, servers, leased lines and connection to the Internet, face the risk of systemic failure, which could disrupt our operations. To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur resulting liability, our product development programs and competitive position may be adversely affected and the further development of our products may be delayed. Furthermore, we may incur additional costs to remedy the damage caused by these disruptions or security breaches. We do not currently maintain insurance coverage that would potentially address such costs and are not certain whether we can obtain such coverage at an acceptable cost, if at all. Even if we were to obtain such insurance coverage, there can be no assurance that the policy obtained would cover some or all of the costs incurred by such disruptions or security breaches, and thus we may still incur significant financial losses upon such an event.

Additionally, certain confidential information, including nonpublic personal information and sensitive business data, including but not limited to data pertaining to certain public utilities, may be processed and stored on, and transmitted through, our computer systems and networks. In the event such information is jeopardized as a result of a disruption causing system failure, we may suffer significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise experience a material adverse effect on our business, financial condition or results of operations.

We are an “emerging growth company” and the reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Investors may find our common stock less attractive because we may rely on these exemptions, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

As an emerging growth company, we have also chosen to take advantage of certain provisions of the JOBS Act that allow us to provide you with less information in this report than would otherwise be required if we are not an emerging growth company. As a result, this report includes less information about us than would otherwise be required if we were not an emerging growth company within the meaning of the JOBS Act, which may make it more difficult for you to evaluate an investment in us.

We would cease to be an emerging growth company upon the earliest of: (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.0 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our shares that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (c) the date on which we have issued, during the previous three-year period, more than $1.0 billion in nonconvertible debt, or (d) the last day of our fiscal year containing the fifth anniversary of the date of our first sale of our common equity securities pursuant to an effective registration statement in the United States, which will occur on December 31, 2017.

Risks Related to Our Intellectual Property

We may not be able to obtain, maintain, defend or enforce the intellectual property rights covering our products, which could adversely affect our ability to compete.

We utilize a variety of intellectual property rights in our products and technology. We use our portfolio of process and design technologies as part of our effort to differentiate our product offerings. Our commercial success depends, in large part, on our ability to obtain, maintain, defend or enforce our patents, trademarks, trade secrets and other intellectual property rights covering our technologies and products. We may not have sufficient resources or may otherwise be unable to preserve these intellectual property rights successfully in the future and such rights could be invalidated, circumvented, challenged, breached or infringed upon. If we are unable to protect and maintain our intellectual property rights, or if there are any successful intellectual property challenges or infringement proceedings against us, our ability to differentiate our product offerings would be substantially impaired. In addition, if our intellectual property rights or work processes become obsolete, we may not be able to differentiate our product offerings and some of our competitors may be able to offer more attractive products to our customers, which could materially adversely affect our competitive business position and harm our business prospects.

We may be unable to enforce our intellectual property rights throughout the world.

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. To the extent that we have obtained or are able to obtain patents or other intellectual property rights in any foreign jurisdictions, it may be difficult to stop the infringement of our patents or the misappropriation of other intellectual property rights. For example, some foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, some countries limit the availability of certain types of patent rights and enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide only limited benefit or no benefit.

Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, efforts to protect our intellectual property rights in such countries may be inadequate. In addition, future changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain adequate protection for our technology and products and the enforcement of intellectual property.

Developments or assertions by us or against us relating to intellectual property rights could materially impact our business.

We currently own or license significant intellectual property, including patents, and intend to be involved in future licensing arrangements. Patent laws afford only limited practical protection of our intellectual property rights.

Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others or to defend against claims of invalidity. As we create or adopt new technology, we will also face an inherent risk of exposure to the claims of others that we have allegedly violated their intellectual property rights.

We might experience intellectual property claim losses in the future and we might also incur significant costs to defend such claims. Infringement or invalidity claims could materially adversely affect our business, results of operations and financial condition. Regardless of the validity or the success of the assertion of these claims, we could incur significant costs and diversion of resources in enforcing our intellectual property rights or in defending against such claims, which could have a material adverse effect on our business, results of operations and financial condition.

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information.

Our success depends upon the skills, knowledge, and experience of our technical personnel, our consultants and our advisors, as well as our licensees and contractors, and, as such, trade secrets are an important element of our overall intellectual property portfolio. However, trade secrets are difficult to protect. We enter, and currently expect that we will continue to enter, into confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, outside scientific collaborators, developers, licensees and other advisors that may be breached or may not effectively assign intellectual property rights to us. Our trade secrets also could be independently discovered by our competitors, in which case we would not be able to prevent use of such trade secrets by these competitors. The enforcement of a claim alleging that a party illegally obtained and used our trade secrets could be difficult, expensive and time consuming, and we cannot predict the outcome. In addition, courts outside the United States may be less willing to protect trade secrets than will courts within the United States. The failure to obtain or maintain meaningful trade secret protection could adversely affect our competitive position.

Many of our competitors have significant resources and incentives to apply for and obtain intellectual property rights that could limit or prevent our ability to commercialize our current or future products in the United States or abroad.

Many of our existing and potential competitors, who have or may have significant resources and have made or may make substantial investments in competing technologies, have sought or may seek to apply for and obtain patents that prevent, limit or interfere or will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Our current or future U. S. or foreign patents may be challenged or circumvented by competitors or others or may be found to be invalid, unenforceable or insufficient. Since patent applications are confidential until patents are issued in the United States or, in most cases, until after 18 months from filing of the application, or corresponding applications are published in other countries, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first to file patent applications for inventions or that we would have priority rights with respect to inventions covered by our pending applications.

Risks Related to Our Securities

If an orderly and active trading market for our securities does not develop or is not sustained, the value and liquidity of your investment in our securities could be adversely affected.

An active or liquid market in our common stock or securities exercisable or convertible for our common stock does not currently exist and might not develop or, if it does develop, it might not be sustainable. The last reported sale price of our common stock on the OTCQB Marketplace on April 12, 2016 was $4.30 per share. The historic bid and ask quotations for our common stock, however, should not be viewed as an indicator of the current or historical market price for our common stock nor as an indicator of the market price for our common stock if our common stock were to be listed on a national securities exchange. The offering price for our securities as issued by the Company from time to time is determined through discussions between the Company and the prospective investor(s), with reference to the most recent closing price of our common stock on the OTCQB Marketplace, and may vary from the market price of our securities following any offering. Further, our trading volume on the OTCQB Marketplace has been generally very limited.

If an active public market for our common stock develops, we expect the market price may be volatile, which may depress the market price of our securities and result in substantial losses to investors if they are unable to sell their securities at or above their purchase price.

If an active public market for our common stock develops, we expect the market price of our securities to fluctuate substantially for the foreseeable future, primarily due to a number of factors, including:

●

our status as a company with a limited operating history and limited revenues to date, which may make risk-averse investors more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the shares of a seasoned issuer in the event of negative news or lack of progress;

●	announcements of technological innovations or new products by us or our existing or future competitors;

●	the timing and development of our products;

●	general and industry-specific economic conditions;

●	actual or anticipated fluctuations in our operating results;

●	liquidity;

●	actions by our stockholders;

●	changes in our cash flow from operations or earnings estimates;

●	changes in market valuations of similar companies;

●	our capital commitments; and

●	the loss of any of our key management personnel.

In addition, market prices of the securities of technology companies, particularly companies like ours without consistent revenues and earnings, have been highly volatile and may continue to be highly volatile in the future, some of which may be unrelated to the operating performance of particular companies. Further, our common stock is currently quoted on the OTCQB Marketplace, which is often characterized by low trading volume and by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. The availability of buyers and sellers represented by this volatility could lead to a market price for our common stock that is unrelated to operating performance. Moreover, the OTCQB Marketplace is not a stock exchange, and trading of securities quoted on the OTCQB Marketplace is often more sporadic than the trading of securities listed on a national securities exchange like The NASDAQ Stock Market or the New York Stock Exchange. Even if we were to seek to list our securities on a national securities exchange, there is no assurance we will be able to do so, and if we do so, many of these same forces and limitations may still impact our trading volumes and market price in the near term. Additionally, the sale or attempted sale of a large amount of common stock into the market may also have a significant impact on the trading price of our common stock.

Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. In the past, securities class action litigation has often been brought against companies that experience high volatility in the market price of their securities. Whether or not meritorious, litigation brought against us could result in substantial costs, divert management’s attention and resources and harm our financial condition and results of operations.

We have a substantial number of options, warrants and convertible notes outstanding, which could give rise to additional issuances of our common stock, potential dilution of ownership to existing stockholders and volatility in the price of our securities.

As of April 12, 2016, we have outstanding options and warrants to purchase an aggregate of 1,628,007 shares of our common stock at exercise prices ranging from $5.00 to $50.00 per share. Of these, 302,464 represent shares underlying employee options with exercise prices ranging from $7.50 to $24.00 per share and 1,325,543 represent shares underlying warrants at exercise prices ranging from $5.00 to $50.00 per share. As of April 12, 2016, we also have outstanding convertible notes with an aggregate principal amount of $5.0 million, which are convertible into shares of our common stock in accordance with the terms of such notes. In addition, investors in the December 2015 Equity Financing and our noteholders have rights to additional shares of common stock and/or adjustments to the exercise prices of their warrants in the event that there is a Dilution Adjustment. To the extent any holders of options or warrants exercise such options and warrants, in the event the convertible notes are converted into shares of common stock or in the event that there is a Dilution Adjustment, the issuance of shares of our common stock upon such exercise, conversion or a Dilution Adjustment will result in dilution of ownership to existing stockholders.

Further, the trading price of our securities could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, or when there is a large number of shares of our common stock available for sale, as would occur in the event of an exercise of outstanding options and/or warrants, conversion of outstanding convertible notes or a Dilution Adjustment.

We expect to seek additional funding and may issue new securities with terms or rights superior to those of our shares of common stock, which could adversely affect the market price (if any) of our securities and our business.

Effective upon our reincorporation in Delaware on September 3, 2015, our certificate of incorporation authorizes up to 200,000,000 shares of common stock with a par value of $0.0001 per share, and 50,000,000 shares of preferred stock with a par value of $0.0001 per share. Our board of directors may choose to issue some or all of such shares to fund our overhead and general operating requirements or to acquire one or more companies or properties. The issuance of any such shares may reduce the book value per share and may contribute to a reduction in the market price (if any) of the outstanding shares of our common stock or preferred stock. If we issue any such additional shares, such issuance could reduce the proportionate ownership and voting power of all current stockholders. Further, such issuance(s) may result in a change of control of our Company.

Our leadership and principal stockholders own a large percentage of our voting stock, which will allow them to influence substantial control over matters requiring stockholder approval.

Currently, our executive officers, directors, Like Capital LLC, SAIL Exit Partners, LLC and its affiliates and Jeneration Capital Master Fund and its affiliates beneficially own approximately 40.0% of our outstanding common stock, based on the beneficial ownership at April 12, 2016. If these stockholders act together, they may be able to elect our board of directors, depending on stockholder participation at our annual meetings, and may significantly influence most other matters requiring approval by stockholders, including the approval of mergers, going private transactions, and other extraordinary transactions, as well as the terms of any of these transactions. This concentration of ownership could have the effect of delaying a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could in turn have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the then-prevailing market price for their shares of common stock.

Certain provisions in our charter documents have anti-takeover effects.

Certain provisions of our certificate of incorporation and bylaws may have the effect of delaying, deferring or preventing a change in control of us. Such provisions, including those limiting who may call special stockholders’ meetings, together with the possible issuance of our preferred stock without stockholder approval, may make it more difficult for other persons, without the approval of our board of directors, to make a tender offer or otherwise acquire substantial amounts of our common stock or to launch other takeover attempts that a stockholder might consider to be in such stockholder’s best interest. See “Description of Capital Stock” for additional information.

Our operating results may fluctuate significantly, and these fluctuations may cause the price of our securities to fall.

Our quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular quarter. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. Factors that may affect our quarterly results include:

●	market acceptance of our products and those of our competitors;

●	the sales and fulfillment cycle associated with our products, which is typically lengthy and subject to a number of significant risks over which we have little or no control, and the corresponding delay in our receipt of the associated revenue;

●	our ability to complete the technical milestone tests associated with our commercial agreements;

●	our ability to attract and retain key personnel;

●	development of new designs and technologies; and

●	our ability to manage our anticipated growth and expansion.

Until our common stock is listed on a qualified national securities exchange or our common stock price exceeds $5 per share, our common stock will be considered a “penny stock” and will not qualify for exemption from the “penny stock” restrictions, which may make it more difficult for you to sell your securities.

Historically, shares of our common stock have traded on the OTCQB Marketplace at a price of less than $5.00 per share and, as a result, our common stock is considered a “penny stock” by the SEC and subject to rules adopted by the SEC regulating broker-dealer practices in connection with transactions in “penny stocks.” The SEC has adopted regulations which generally define a “penny stock” to be any equity security that is not listed on a qualified national securities exchange and that has a market price of less than $5.00 per share, or with an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the security that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our current headquarters is located at 9400 Toledo Way, Irvine, California 92618. The property consists of a mixed use commercial office, production, and warehouse facility of 32,649 square feet.

On September 26, 2013, we entered into an Assignment and Assumption of Lease, or the Assignment,with FlexEnergy for such property, with an effective date of August 1, 2013. Pursuant to the Assignment, we are now formally obligated under the Standard Industrial/Commercial Single-Tenant Lease, dated May 26, 2011, or the Lease, originally between FlexEnergy and Meehan Holdings, LLC, or Meehan.

Previously, as provided in the Contribution Agreement, we had occupied a portion of the property, and assumed one-third of all liabilities, under the Lease (with FlexEnergy remaining responsible for the remaining two-thirds of all liabilities). Notwithstanding such arrangement, Meehan did not view us as formally obligated under the Lease. Prior to the Assignment, on September 4, 2013, Meehan executed a Lessor’s Consent to Assignment and Sublease with FlexEnergy and us.

The Lease terminates on December 31, 2016. Our unpaid, outstanding obligation for the remainder of the Lease is $315,000 as of December 31, 2015. The current monthly rent under the Lease is $26,825, which increases to $27,630 on August 1, 2016.

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

Market Information

Our common stock is currently quoted on the OTCQB Marketplace under the symbol “ENCR.” Our common stock commenced trading on the OTCQB Marketplace in the first quarter of 2013 under the symbol “ITTC.” On May 16, 2013, we changed our symbol to “ENCR.” The units and warrants offered hereby are not currently quoted on the over-the-counter markets or listed on a national securities exchange.

The following table sets forth, for each of the calendar periods indicated, the quarterly high and low bid prices of our common stock quoted on the OTCQB Marketplace. The prices in the table represent prices between dealers and do not include adjustments for retail mark-up, markdown or commission and may not represent actual transactions.

On May 6, 2013, we effected a 30-for-1 forward split of our issued and outstanding common stock, and on July 8, 2015, we effected a 1-for-50 reverse split of our issued and outstanding common stock. The table below gives effect to both the 30-for-1 forward split and 1-for-50 reverse split, retroactively.

	Closing Bid
	High ($)	Low ($)
Year ended December 31, 2015
First Quarter	13.00	6.50
Second Quarter	14.00	6.50
Third Quarter	8.00	2.75
Fourth Quarter	7.00	3.63

	Closing Bid
	High ($)	Low ($)
Year ended December 31, 2014
First Quarter	76.00	30.50
Second Quarter	37.50	12.50
Third Quarter	31.00	3.71
Fourth Quarter	16.50	6.00

Based on the records of our transfer agent, we had 3,785,216 shares of common stock issued and outstanding as of April 12, 2016.

Holders

Based on the records of our transfer agent, there were 130 stockholders of record of our common stock as of April 12, 2016 (not including beneficial owners who hold shares at broker/dealers in “street name”).

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

Securities Authorized for Issuance under Equity Compensation Plans

The information included under Item 12 of Part III of this report titled “Equity Compensation Plan Information” is hereby incorporated by reference into this Item 5 of Part II of this report.

Recent Sales of Unregistered Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for fiscal years ended December 31, 2014 and 2015, should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors” and “Description of Business” sections and elsewhere in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this report. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Overview

We design, develop, manufacture and have commercially deployed products based on proprietary technologies that generate base-load, clean power from polluting waste gases that are otherwise typically destroyed or vented into the atmosphere by a variety of industries. We consider “power” to consist of industrial grade heat that can be used to (i) generate electricity by coupling our technology with a variety of modified gas turbines, (ii) produce industrial-grade steam by coupling our technology with a variety of modified steam boilers, or (iii) provide on-site heat at industrial facilities through heat exchanger applications. We also design our technologies to provide power generation solutions with a significantly reduced air emissions profile compared to traditional industrial power generation systems powered by fossil fuels. Whether our technology is applied to generate electricity, steam or heat, we refer to our technology as “Power Oxidation,” and refer to our products as “Power Oxidizers” (previously called “Gradual Oxidation” and “Gradual Oxidizers,” respectively, in our prior public disclosures). Our patented Power Oxidizer turns one of the world’s most potent sources of air pollution into a profitable source of base-load clean energy, while simultaneously reducing gaseous emissions from industrial facilities that contribute to air pollution and climate change.

Our technology offers an alternative to traditional methods of destroying gaseous pollution, by simultaneously enabling industrial facilities (i.e., the sources of the gaseous emissions) to reduce their energy costs through the generation of on-site power from their waste gases and eliminating or reducing their air pollution. In addition, our technology provides an innovative, alternative method that a wide range of industrial facilities could deploy in order to comply with or exceed environmental air quality regulations, which currently represent a significant operating cost for these industries. We currently partner with established manufacturers of gas turbines and work with the engineering teams of these manufacturers to integrate our Power Oxidizer with their gas turbines. These partnerships benefit us through improved brand awareness and facilitation of the commercialization of our Power Oxidizer technology. The coupling or integration of our technology with gas turbines allows our partners to market their modified gas turbines into new markets and sales opportunities that otherwise are not technically feasible with traditional power generation technologies. We also plan to partner with manufacturers of steam boilers in a similar manner, thereby enabling the steam boilers to create valuable industrial-grade steam from low-quality waste gases as a monetarily “free” input fuel. We do not yet have any agreements with such manufacturers, but we expect to negotiate and enter into additional partnerships for the larger turbines and steam products within the next 18 months.

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

Our first commercial products, or the EC Series, the Ener-Core Powerstation EC250, or EC250, previously called “FP250,” and the Ener-Core Powerstation EC333, or EC333, are products that combine our Power Oxidizer with a 250 kW and a 333 kW gas turbine, respectively. The gas turbines were initially developed by Ingersoll-Rand, plc, or Ingersoll-Rand, and subsequently enhanced by our predecessor, FlexEnergy, Inc., or FlexEnergy. The substitution of the Power Oxidizer for the combustor within a traditional turbine allows for the resulting, modified turbine to utilize low density waste gases as a fuel, in place of commercially purchased gases. The low energy density gases that the EC Series products can use as a fuel do not have an alternative commercial market as traditional combustion-based turbines require uncontaminated high energy fuels and thus cannot run on low energy density gases, and therefore such low energy density gases have no market value. The use of these waste gases results in a lower fuel cost to operate, in addition to providing a significant reduction in industrial air emissions.

We are currently scaling up our Power Oxidizer and working with Dresser-Rand to combine it with Dresser-Rand’s KG2-3GEF turbine. The resulting product is currently being marketed and sold by Dresser-Rand’s international teams under the Dresser-Rand brand and is called the KG2-3GEF/PO (or KG2 with Power Oxidizer, or KG2/PO). When fully integrated, the KG2/PO will combine our Power Oxidizer with a 2 MW gas turbine. We began the scale up and integration of our Power Oxidizer with Dresser-Rand’s KG2 turbine in late 2014 and expect to continue to invest in engineering resources to support the integration of this unit throughout 2015. Dresser-Rand has already sold these scaled up units, and we expect the first commercial deployments of KG2 units to begin in 2016.

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

Reverse Stock Split

Our April 2015 and May 2015 senior notes (see discussion below under “Financing Activities”) had three covenants, one of which was the requirement to enter into a reverse stock split in order to increase our share price above $5.00 per share in anticipation of an underwritten public offering. Our board of directors approved a reverse stock split of our authorized, issued and outstanding shares of common stock, as well as our authorized shares of preferred stock, par value $0.0001 per share, of which no shares are issued and outstanding, at a ratio of 1-for-50, or our Reverse Stock Split. On July 8, 2015, the Reverse Stock Split became effective and the total number of shares of common stock held by each stockholder of the Company converted automatically into the number of shares of common stock equal to: (i) the number of issued and outstanding shares of common stock held by each such stockholder immediately prior to the Reverse Stock Split divided by (ii) 50. We issued one whole share of the post-Reverse Stock Split common stock to any stockholder who otherwise would have received a fractional share as a result of the Reverse Stock Split, determined at the beneficial owner level by share certificate. As a result, no fractional shares were issued in connection with the Reverse Stock Split and no cash or other consideration was paid in connection with any fractional shares that would otherwise have resulted from the Reverse Stock Split.

Also on the effective date, all of our options, warrants and other convertible securities outstanding immediately prior to the Reverse Stock Split were adjusted by dividing the number of shares of common stock into which the options, warrants and other convertible securities are exercisable or convertible by 50 and multiplying the exercise or conversion price thereof by 50, all in accordance with the terms of the plans, agreements or arrangements governing such options, warrants and other convertible securities and subject to rounding to the nearest whole share. Such proportional adjustments were also made to the number of shares and restricted stock units issued and issuable under our equity compensation plans. The consolidated financial statements and notes to the consolidated financial statements included elsewhere in this report give retroactive effect to the Reverse Stock Split for all periods presented.

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

Financing Activities

Our financing activities during 2015 consisted of the placement of $5 million of senior notes (the “Senior Notes”) and $3.3 million of common stock equity investments. The Company also committed significant resources during the year to raise capital through an underwritten public offering in the second half of 2015 in order to provide growth capital to finalize the KG2 integration and to facilitate sales of our products. The Senior Notes entered into in April and May 2015 also had three covenants including: (i) a reverse split by July 22, 2015 (see above), (ii) an underwritten public offering by October 22, 2015 and (iii) a concurrent listing on a national securities exchange by October 22, 2015. The public offering and listing deadlines were extended in the fourth quarter of 2015 and were modified as described in greater detail below in March 2016. Additional related activities were undertaken as precursors to the underwritten public offering efforts including the April 2015 warrant exchange, the 1-for-50 reverse split in July 2015, and the reincorporation in Delaware effective September 2015. The underwritten public offering began with the filing of a registration statement in July 2015, continued with marketing the public offering in November 2015 and concluded with the withdrawal of the registration statement in March 2016 due to poor market conditions for public offerings. In lieu of the public offering financing, the Company concluded two PIPE transactions in December 2015 and April 2016. The Company incurred approximately $0.6 million in offering costs, primarily legal and accounting expenses related to the filing of the registration statement and amendments, which had been capitalized as prepaid expenses for the 2015 quarterly reporting periods. Accordingly, with the withdrawal of the registration statement in April 2016, those previously capitalized expenses were considered impaired and were expensed in the fourth quarter of 2015.

April 2015 Warrant Exchange

On April 2, 2015, we entered into warrant exchange agreements, or the Exchange Agreements, with five accredited investors, or the April 2014 Investors, that held warrants for the purchase of up to an aggregate of 81,941 shares of our common stock that were issued on April 16, 2014, or the April 2014 Warrants, in connection with our April 2014 senior secured convertible notes and warrants financing transaction, or the April 2014 Financing. Pursuant to the Exchange Agreements, the April 2014 Investors agreed to surrender for cancellation all of their April 2014 Warrants in exchange for shares of our common stock, which in the aggregate totaled 73,747 shares of our common stock, or the Exchange Shares. Under the Exchange Agreements, we granted the April 2014 Investors a right of first refusal to participate in any future sale of our equity or equity equivalent securities on a pro rata basis up to 50% of the securities offered in such sale, from the closing of the exchange transaction until April 16, 2016, except for a registered underwritten public offering. In the event that we engage in a registered underwritten public offering of our common stock and the offering price per share in such registered offering is more than 85% of the closing sale price of our common stock on the date of pricing of such offering, then the participation right will be 20% of the securities offered in such registered offering. The April 2014 Investors waived their right to participate in our withdrawn public offering.

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

On May 7, 2015, we sold senior secured promissory notes with an aggregate principal amount of $1.9 million, or the May 2015 Notes, and warrants for the purchase of up to 83,517 shares of our common stock, or the May 2015 Warrants. The investors in the offering paid $1,000 for each $1,000 of principal amount of May 2015 Notes and May 2015 Warrants. In connection with the offering, we agreed to covenants substantially identical to those described above relating to the April 2015 Notes financing.

The April 2015 Notes mature on April 23, 2017, and the May 2015 Notes mature on May 7, 2017. The April 2015 Notes and the May 2015 Notes, which we collectively refer to as the 2015 Notes, each bear an interest rate of 12.00% per annum (which increases to 18% in the event of default) payable monthly in cash. The 2015 Notes are secured by a guaranty by Ener-Core Power, Inc. as well as current and future assets of the Company and Ener-Core Power, Inc. (excluding certain intellectual property assets described more fully below) pursuant to the pledge and security agreement entered into in connection with the 2015 Notes financings. The 2015 Notes and the related securities purchase agreements, or the 2015 SPAs, initially required the Company’s consummation of a firm commitment underwritten public offering registered under the Securities Act with aggregate gross proceeds to the Company equal to or in excess of $10,000,000, or a Qualified Public Offering, and a related listing of the Company’s common stock on a national securities exchange prior to October 22, 2015. Through a series of amendments to the 2015 Notes and related 2015 SPAs from October 2015 through March 2016, these requirements have been adjusted, extended or removed from the 2015 Notes. The Company and required holders also amended the 2015 Notes effective November 2, 2015 to include the Support Agreement and all related Company obligations under the definitions of “Permitted Indebtedness” and “Permitted Liens.” Such amendments are binding upon all of the issued 2015 Notes and all parties to the 2015 SPAs pursuant to the terms thereof.

As amended through March 31, 2016, the 2015 Notes and related 2015 SPAs contain the following provisions:

●

The Company no longer must consummate a “Qualified Public Offering,” however remains obligated to commence trading of its common stock on a national securities exchange no later than April 14, 2016; provided that if the Company consummates a private offering of its securities resulting in gross proceeds to the Company of at least $3,000,000 after March 31, 2016 and prior to or on April 14, 2016, or a Qualified Private Offering, such deadline will be automatically extended to October 15, 2016.

●

The Company must consummate a sale of equity securities and/or receipt of irrevocable third party grant (sponsored, non-debt) funding, in one or more transactions, that, when aggregated with the gross proceeds of any Qualified Private Offering, results in the Company’s receipt in aggregate of $7,000,000 in gross proceeds, or, together, a Further Private Offering, prior to October 15, 2016.

●	The 2015 Notes:

●

 are convertible any time following an event of default under the terms of the 2015 Notes, or an Event of Default Conversion Period, during which each holder is entitled to convert any portion of the outstanding principal on its 2015 Note, plus any accrued and unpaid interest and applicable late payment charges with respect to such principal, which we collectively refer to as a Conversion Amount, into shares of our common stock, at a price per share equal to 85% of the arithmetic average of the five (5) lowest weighted average prices of our common stock during the fifteen consecutive trading day period ending on the trading day immediately preceding the applicable conversion date;

●	are convertible any time following the consummation of a Qualified Private Offering, or a QPO Conversion Period, during which each holder is entitled to convert the Conversion Amount into shares of our common stock, at a price per share equal to the lowest offering price per share to the public of the common stock offered for sale by the Company in a Qualified Private Offering, provided, if the Company issues any securities directly or indirectly convertible, exchangeable or exercisable into our common stock in connection with a Qualified Private Offering, or QPO Derivative Securities, each holder, automatically and without having to pay any additional consideration to the Company, will receive the same number of QPO Derivative Securities per share of our common stock receivable upon such conversion as was received by the holders in the applicable Qualified Private Offering;

●	as to any conversion date that is during both an Event of Default Conversion Period and a QPO Conversion Period, are convertible at the lower of the applicable conversion prices for such periods;

●	in the event the Company issues or sells any securities for cash (other than certain exempted securities), in addition to any other conversion or other rights set forth above, are convertible in whole or in part into the same securities being issued or sold by the Company by using some or all of the Conversion Amount as consideration to purchase such securities at the same purchase price as is used in the Company’s issuance or sale of such securities, provided that such additional right will terminate immediately following the consummation of a Further Private Offering; and

●	are subject to a limitation on any conversion if, following such conversion, a holder would beneficially own more than 9.99% of the shares of our common stock after giving effect to such conversion.

●

Each holder may require us to redeem the 2015 Notes at a price equal to 115% of the Conversion Amount being redeemed (a) upon our default under the 2015 Notes, or (b) if we enter into a merger or consolidation, or sell or assign all or substantially all of our assets. In addition, at any time from and after the date that is the eighteen month anniversary of the original issuance date of the 2015 Notes, each holder will have the right, in its sole and absolute discretion, at any time or times, to require that we redeem all or any portion of the Conversion Amount of its 2015 Note then outstanding at a price equal to 100% of the Conversion Amount of the portion of the 2015 Note being redeemed.

●

At any time after the issuance of the 2015 Notes, other than (i) at any time during which an event of default has occurred and is continuing or (ii) from the time we publicly announce a Qualified Public Offering through and including the date that is thirty days immediately following the consummation of such Qualified Public Offering, we have the right to redeem all or any portion of the Conversion Amount then remaining under the 2015 Notes, or a Company Optional Redemption; provided, that the aggregate Conversion Amount under 2015 Notes being redeemed will be at least $500,000, or such lesser amount that is then outstanding under the 2015 Notes. The conversion price for such Company Optional Redemption will be a price equal to 100% of the Conversion Amount of the 2015 Notes being redeemed.

●

The Company further covenanted that, on or prior to April 14, 2016, it will cause its net monthly cash flow directly associated with the D-R Agreement (as defined below), taken together with its monthly capital expenditure spending associated with the D-R Agreement, and excluding expenditures associated with the FSAT requirements defined in the D-R Agreement, to be neutral or positive, which may be accomplished by re-negotiation or termination of such D-R Agreement.

The April 2015 Warrants and the May 2015 Warrants, which we collectively refer to as the 2015 Warrants, entitle their holders to purchase shares of our common stock at an exercise price of $12.50 per share and will expire on the 60-month anniversary of their issuance date. The 2015 Warrants may be exercised at any time and may be exercised on a “cashless” basis if a registration statement covering the resale of the shares underlying the 2015 Warrants is not then available; provided, however, that we may not effect any exercise if, following such exercise, a holder would beneficially own more than 4.99% of the shares of our common stock outstanding immediately after giving effect to such exercise. The December 2015 amendments to the 2015 SPAs provided for the issuance of additional five-year warrants, or Additional Warrants, exercisable for ten shares of common stock per $1,000 of outstanding principal of the 2015 Notes held by each buyer, each with an exercise price of $12.50 per share, subject to adjustment as set forth within the Additional Warrants, issuable in tranches triggered by certain Company actions. An initial tranche of 50,000 Additional Warrants became issuable and were issued in conjunction with the execution of the December Amendments. We issued a second tranche of 50,000 Additional Warrants on February 2, 2016. The March 2016 amendments to the 2015 SPAs further provided for the issuance of additional five-year warrants in substantially the same form as the Additional Warrants, to purchase an aggregate of 500,000 shares of common stock at a purchase price of $5.00 per share, exercisable for ten shares of common stock per $100 of outstanding principal of the 2015 Notes held by each buyer.

May 2015 Equity Financing

On May 1, 2015, we sold 108,000 shares of our common stock at a purchase price of $7.50 per share and received gross proceeds of approximately $810,000 from the sale of such shares.

Support Agreement Obligations and Related Warrant

Effective November 2, 2015, we executed the Support Agreement pursuant to which an investor provided us with financial and other assistance (including the provision of sufficient and adequate collateral) in order to obtain a $2.1 million letter of credit in favor of Dresser-Rand in satisfaction of our backstop security requirement under the D-R Agreement. If the investor is required to make any payments on the letter of credit, then we are obligated to reimburse the investor the full amount of any such payment. Such payment obligation is secured by a pledge of certain collateral of the Company pursuant to a concurrently executed security agreement, or the Security Agreement, and the security interest in favor of and our payment obligations to the investor are subject to the terms of that certain Subordination and Intercreditor Agreement executed concurrently with the Support Agreement and the Security Agreement, by and among the investor, us and the collateral agent pursuant to the 2015 Notes.

The term of our obligations under the Support Agreement commenced on November 2, 2015, the issuance date of the letter of credit in favor of Dresser-Rand, and will terminate on the earliest of: (a) replacement of the letter of credit with an alternative form of backstop security in favor of Dresser-Rand, (b) Dresser-Rand eliminating the backstop security requirement under the D-R Agreement, or (c) the last day of the twenty-fourth calendar month following the commencement of the term. In consideration of the investor’s support commitment, we will pay the investor a one-time fee equal to 4% of the amount of the letter of credit and a monthly fee equal to 1% of the amount of the letter of credit for the first twelve months. If the Support Agreement has not terminated after the initial twelve months, we are obligated to pay another one-time fee equal to 4% of the amount of the letter of credit, and a monthly fee equal to 2% of the amount of the letter of credit for up to another twelve months. We have also agreed to reimburse the upfront fee and expenses incurred by the investor in connection with obtaining the letter of credit, provided that if such upfront fee is less than 2% of the amount of the letter of credit, we will pay the investor an additional one-time fee equal to 50% of the reduction in such upfront fees. We retain the right to replace at any time, and in whole or in part, the collateral provided by the investor in connection with the letter of credit with an alternative solution, with or without notice to investor and with no penalty for the exchange, but with a related reduction in fees. As further consideration, we also issued the investor a five-year warrant to purchase 74,000 shares of our common stock, at an exercise price of $15.00 per share, subject to adjustment for stock splits or other similar changes to our capital structure, which will become exercisable on November 2, 2016.

December 2015 Equity Financing

On December 30, 2015, we entered into a securities purchase agreement dated December 30, 2015, or the December 2015 Purchase Agreement, pursuant to which we issued to certain institutional and other accredited investors, or the December 2015 Investors, an aggregate of 625,000 shares of our common stock at a price of $4.00 per share, and five-year warrants to purchase an aggregate of 312,500 shares of our common stock at an exercise price of $5.00 per share, or the December 2015 Warrants, in exchange for aggregate gross proceeds of $2.5 million, which we refer to as the December 2015 Equity Financing. We also entered into a registration rights agreement with the December 2015 Investors pursuant to which we are required to file one or more registration statements with the SEC to register for resale by the December 2015 Investors the shares of our common stock sold in the December 2015 Equity Financing and the shares of our common stock issuable upon exercise of the December 2015 Warrants.

The December 2015 Purchase Agreement contains representations, warranties and covenants made by us and the December 2015 Investors that are typical for transactions of this type. In addition, the December 2015 Purchase Agreement contains an anti-dilution adjustment provision, pursuant to which, in the event that we sell or issue shares of our common stock at a price lower than the per share purchase price of the shares issued under the December 2015 Purchase Agreement ($4.00 per share), we will be required to issue to each December 2015 Investor, for no additional consideration, an additional number of shares of common stock in an amount equal to (1) the purchase price paid by such December 2015 Investor under the December 2015 Purchase Agreement divided by the price per share of common stock for the dilutive issuance, minus (2) the total number of shares of common stock purchased by such December 2015 Investor. This anti-dilution provision does not apply with respect to certain exempt issuances and will terminate on the earlier of: (i) thirty (30) days from the date of effectiveness of the registration statement required to be filed by us pursuant to the December 2015 Registration Rights Agreement (as defined below) and (ii) six months after December 31, 2015. The December 2015 Purchase Agreement prohibits December 2015 Investors from engaging in (or causing any person to engage in) any short sales or similar transactions with respect to the common stock from the date of the December 2015 Purchase Agreement ending on the 45th day following December 30, 2015.

Each December 2015 Warrant is exercisable immediately for cash. In addition, unless all of the shares of common stock underlying the December 2015 Warrants that are subject to an exercise notice with respect to any December 2015 Warrant are registered for resale pursuant to an effective registration statement and are issuable without any restrictive legend, such December 2015 Warrant may also be exercised by way of a cashless exercise. The December 2015 Warrants also contain provisions that protect their holders against dilution by adjustment of the exercise price in certain events such as stock dividends, stock splits and other similar events. Additionally, if, prior to the earlier of (i) thirty (30) days from the date of effectiveness of the registration statements required to be filed by us pursuant to the December 2015 Registration Rights Agreement and (ii) six months after the issuance date of the December 2015 Warrants, we issue or sell any warrants to purchase shares of common stock with an exercise price per whole share that is less than the exercise price per December 2015 Warrant share in effect at such time, the exercise price per December 2015 Warrant share will be adjusted, with no additional action required by the holder, to equal the exercise price per whole share of common stock as set forth in the warrants issued in such dilutive issuance, except in the case of certain exempt issuances.

April 2016 Equity Financing

On April 11, 2016, we entered into a stock purchase agreement dated April 11, 2016, or the April 2016 Purchase Agreement, pursuant to which we issued to a certain accredited investor, or the April 2016 Investor, an aggregate of 695,056 shares of our common stock at a price of $4.31 per share in exchange for aggregate gross proceeds of approximately $3 million, which we refer to as the April 2016 Equity Financing.

The April 2016 Purchase Agreement contains representations, warranties and covenants made by us and the April 2016 Investor that are typical for transactions of this type. The April 2016 Purchase Agreement prohibits the April 2016 Investor from engaging in (or causing any person to engage in) any short sales or similar transactions with respect to the common stock from the date of the April 2016 Purchase Agreement ending on the 45th day following April 11, 2016.

Dresser-Rand 2 MW Integration

Throughout the year ended December 31, 2015, a significant portion of our resources, including nearly all of our engineering staff and additional consultants, was allocated to the scale up of our Power Oxidizer and the integration of our Power Oxidizer with the Dresser-Rand KG2-3GEF turbine.

On November 14, 2014, we entered into a global licensing agreement with the Dresser-Rand Company, which we refer to as the D-R Agreement, which grants Dresser-Rand the right to market and sell the Dresser-Rand KG2-3GEF 2 MW gas turbine coupled with the Ener-Core Power Oxidizer. The D-R Agreement grants Dresser-Rand exclusive rights to commercialize the Ener-Core Power Oxidizer, within ranges of 1–4 MW of power capacity, bundled with the Dresser-Rand KG2 gas-turbine product line. As part of the D-R Agreement, Dresser-Rand agreed to pay a $1.6 million initial license fee, which is currently in escrow, under the condition that we were able to successfully scale up the technology from the current size of 250 kW to a size of 2 MW. Dresser-Rand also agreed to achieve annual sales thresholds agreed to by both companies in order to retain the exclusivity of the commercial license. Upon payment of the initial license fee in full, Dresser-Rand will have an exclusive license to sell the Ener-Core Power Oxidizer within ranges of 1–4 MW of power capacity, bundled with a gas-turbine to generate electricity. Beginning in November 2019, so long as Dresser-Rand continues to sell the agreed minimum quantity of units every year, or pays a “top up” license payment if the agreed minimum sales quantities are not achieved during any individual year, Dresser-Rand will retain an exclusive license in the aforementioned 1–4 MW range of power capacity.

The D-R Agreement calls for a series of technical milestones. The first technical milestone involves the completion of a “Sub-Scale Acceptance Test,” or SSAT, which we successfully completed in July 2015. During the year ended December 31, 2015, we spent approximately $1.2 million to purchase the parts necessary to construct a “Multi-Fuel Test Facility,” or MFTF, and completed the assembly of the MFTF in April 2015. The MFTF was used initially for the SSAT testing. After the conclusion of the SSAT, we expect to utilize the MFTF for additional Dresser-Rand related tests as well as for sales and marketing efforts for our other customers. Between April 2015 and July 2015, the MFTF was used to complete a comprehensive series of heat output and other oxidation tests for a Power Oxidizer. The SSAT was designed to be an interim in-field test designed to be conducted without an integrated turbine and was intended to be a low-risk verification of the heat output required for the full integration. We completed and submitted the SSAT test results to Dresser-Rand in July 2015, and Dresser-Rand notified us on August 3, 2015 that we had successfully passed the SSAT.

The second technical milestone will be the “Full-Scale Acceptance Test,” or FSAT, on which we started to commit resources in April 2015 for certain long lead time items and expect to commit additional resources beginning in the third quarter of fiscal 2015. The FSAT includes a multitude of tests using a full, working prototype of a combined Power Oxidizer and a Dresser-Rand KG2. We completed construction of the 2 MW Power Oxidizer in January 2016 and expect the FSAT procedures to be completed in the first half of 2016. Both technical milestones are required prior to the delivery of the first commercial 1.75 MW units. We currently expect to ship the first two commercial KG2/PO units in 2016 to Dresser-Rand’s customer, Pacific Ethanol, as announced by Pacific Ethanol in January 2015.

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

In March 2015, the D-R Agreement was amended to revise the second binding condition. The revised binding condition eliminates the need for a bond but requires the $400,000 quarterly cash payments due from Dresser-Rand to be paid into a cash escrow account. Funds may be released from the cash escrow as follows: (i) to Dresser-Rand for up to $500,000 to reimburse Dresser-Rand for certain engineering costs; (ii) to Dresser-Rand in the event of termination of the D-R Agreement as a result of a failed acceptance test; or (iii) to Ener-Core upon the satisfaction of the FSAT. Ener-Core expects to complete the FSAT within the first quarter of fiscal 2016. Ener-Core expects that Dresser-Rand will be paid $125,000 per quarter from the escrowed cash for each of the next four quarters for Dresser-Rand engineering services related to the integration under the D-R Agreement. Upon satisfaction of the FSAT, Ener-Core will receive all amounts in escrow, expected to be $1.1 million, which does not include the $500,000 that Dresser-Rand is to receive for reimbursement for certain engineering costs. If the FSAT condition is not satisfied, then Dresser-Rand will receive all funds in escrow.

In August 2015, Dresser-Rand notified us that we had successfully passed all four binding conditions and the D-R Agreement was therefore a binding agreement. Dresser-Rand made the initial $400,000 license fee payment to the escrow account, and we remitted $250,000 from the escrow account to Dresser-Rand’s engineering division in 2015.

Pursuant to Article 3.4.1 of the D-R Agreement, we were obligated to raise additional capital within 120 days following the Core Binding Date (as defined in the D-R Agreement), which was August 3, 2015. We received from Dresser-Rand extensions until July 1, 2016 to complete the required capital raise. The extension is contingent upon the successful raise of at least $1 million within the extension period, which was satisfied upon consummation of our equity financing on December 30, 2015. Pursuant to Article 3.4.1 of the D-R Agreement, if we fail to satisfy the capital raise requirement by July 1, 2016, which represents the end of the extended cure period, Dresser-Rand will be entitled to terminate the D-R Agreement.

Commercial Sales Efforts

Our commercial sales and marketing focus during 2015 was to build from our first commercial success in 2014 and add to our sales team as we begin to roll out our technology. Shortly after signing the D-R Agreement with Dresser-Rand in November 2014, our existing sales team began to work with the international sales and marketing teams from Dresser-Rand to develop a go-to-market strategy. In parallel, our existing internal sales team has continued to advance commercial opportunities from 2014 and enter new industrial markets with our EC250 and EC333 products.

In 2015, we began to focus our sales resources and efforts toward the improved commercialization of our technology, and we increased our sales efforts through the hiring of two key sales and marketing executives with experience in the oil and gas, waste remediation and pollution control industries. In January 2015, we engaged the services of John Millard as Director of the Europe/Middle East Region. Mr. Millard is based out of Zurich, Switzerland and has been tasked with marketing our Power Oxidizer technology into Europe and the Middle East, both of which are markets that we believe have demonstrated a willingness and a desire to be early adopters of our technology. In March 2015, we hired Mark Owen as Director of Sales in North America. Mr. Owen brings years of industry experience including recent experience selling pollution control systems throughout North America, along with experience rolling out new technology solutions and building sales teams and processes.

During 2015, one of our international distributors, Holland Renewable Energy Technologies, added an additional distribution partner to its commercial agreements. This new distributor, Hofstetter B.V, will begin to distribute our Power Oxidizer solutions in 2015 in the European market. Hofstetter is a world leader in flaring technology systems and has installed over 1,600 flaring systems worldwide. We believe this partnership will result in increased market awareness in Europe, a market that we believe is increasingly receptive of our technology solutions. We believe that Hofstetter provides an immediate and established market presence in Europe.

Dresser-Rand

In January 2015, the first sale of the new KG2-3GEF/PO unit was announced by Pacific Ethanol, which placed a two unit order with Dresser-Rand. Pursuant to the terms of the D-R Agreement, we began working on the initial phase of these two systems immediately after the announcement of the order received by Dresser-Rand from Pacific Ethanol. After receipt of formal acceptance of the successful completion of the SSAT, in August 2015, we received a binding purchase order from Dresser-Rand for two 1.75MW Power Oxidizer units for a total purchase price of $2.1 million and the first license fee payment of $400,000 was placed into the escrow account. The purchase order calls for an initial payment of 50% of the order value, or $1.05 million payable to us with additional progress payments made over time under the purchase order until delivery of the Power Oxidizer units. The purchase order also requires us to create a $2.1 million performance security, with an expected termination date of June 2017 by September 17, 2015, which date was extended until November 15, 2015. We satisfied the performance security requirement on November 2, 2015 and we have received $2.0 million in cash from Dresser-Rand for the Pacific Ethanol units during 2015.

Upon satisfaction of the FSAT, we expect to receive $1.6 million of license fees, as reduced by $500,000 that Dresser-Rand is to receive for reimbursement for certain engineering costs, for a net amount due of $1.1 million. Under the D-R Agreement, the license fees are payable into escrow quarterly in equal installments. A total of $150,000 was in escrow on December 31, 2015 consisting of $400,000 for one quarterly installment, as reduced by $125,000 for two quarters of engineering cost reimbursements paid to Dresser-Rand. An additional $400,000 quarterly installment was received in March 2016. If the FSAT condition is not satisfied, then Dresser-Rand will receive all remaining amounts in escrow.

In January 2015, the first sale of the new KG2-3GEF/PO unit was announced by Pacific Ethanol, which placed a two unit order with Dresser-Rand. Pursuant to the terms of the D-R Agreement, we began working on the initial phase of these two systems immediately after the announcement of the order received by Dresser-Rand from Pacific Ethanol. After receipt of formal acceptance of the successful completion of the SSAT, in August 2015, we received a binding purchase order from Dresser-Rand for two 1.75MW Power Oxidizer units for a total purchase price of $2.1 million. The purchase order calls for an initial payment of 50% of the order value, or $1.05 million payable to us with additional progress payments made over time under the purchase order until delivery of the Power Oxidizer units. The purchase order also requires us to create a $2.1 million performance security, with an expected termination date of June 2017 by September 17, 2015, which date was extended until November 15, 2015. We satisfied the performance security requirement on November 2, 2015.

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

We also charge customers for commissioning services, post sale support, and post-warranty service and maintenance on our Power Oxidizer units. We provide a standard warranty, which typically ends between six months and one year after commissioning.

Commercial Activity

During the quarter ended September 30, 2015, we closed orders for two KG2 Oxidizer systems and one EC 250 Powerstation system for a total unit backlog of $3.0 million. With our $1.6 million in license fees due from Dresser-Rand under the terms of the D-R Agreement, we consider our backlog at December 31, 2015 to be $4.6 million. We expect to collect the license fees and ship the three units in 2016.

In November 2015, we delivered to Dresser-Rand a $2.1 million letter of credit with an expiration date of June 30, 2017, which Dresser-Rand accepted as the backstop security required in support of the purchase order for the first two KG2 Power Oxidizer units. Under the terms of the Dresser-Rand purchase order, the backstop security enables us to collect 50% of the order value in cash immediately with additional payments over time as we purchase materials for the Power Oxidizer units. In order to obtain the letter of credit to serve as the required backstop security, we executed a Backstop Security Support Agreement, or the Support Agreement, pursuant to which an investor agreed to provide us with financial and other assistance (including the provision of sufficient and adequate collateral) as necessary to obtain the letter of credit. If the investor is required to make any payments on the letter of credit, we will reimburse the investor the full amount of any such payment, subject to the terms of a Security Agreement and Subordination and Intercreditor Agreement executed concurrently with the Support Agreement. The acceptance of the backstop security by Dresser-Rand allowed us to bill and collect on advance payment billings for the purchase order for the first two KG2 Power Oxidizer units.

During the second half of 2015, we began to bill and collect customer deposits on our existing $4.6 million backlog consisting of $2.4 million billed and collected for sales of our Power Oxidizers and Powerstations systems and $0.4 million billed and paid into escrow for our license fee arrangement with Dresser Rand.

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

We have sustained recurring net losses and negative cash flows since inception and have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. Despite a capital raise of approximately $4.0 million in September 2014, capital raises of $5.8 million in April and May 2015 and a further capital raise of $2.5 million in December 2015, we expect to require additional sources of capital to support our growth initiatives. We must secure additional funding to continue as a going concern and execute our business plan.

Our plan is to obtain capital sufficient to meet our operating expenses by seeking additional equity and/or debt financing. The cash and cash equivalents balance (excluding restricted cash) on December 31, 2015 and December 31, 2014, was approximately $2.6 million and $2.2 million, respectively.

We raised a total of $8.3 million of debt and equity capital in April and May 2015 and December 2015 and we expect that the $2.8 million of cash and cash equivalents as of December 31, 2015, the net proceeds received from the December 2015 Equity Financing, and receipts on customer billings will continue to fund our working capital needs, general corporate purposes, and related obligations into 2016 at our current spending levels. However, we expect to require significantly more cash for working capital and as financial security to support our growth initiatives.

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

While our significant accounting policies are more fully described in the notes to our consolidated financial statements included elsewhere in this filing, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.

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

Concentrations of Credit Risk

Cash and Cash Equivalents

We maintain our non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation, or FDIC, provides insurance coverage of up to $250,000. For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to these deposits. At December 31, 2015, we had $2.5 million in excess of the FDIC limit.

We consider all highly liquid investments available for current use with an initial maturity of three months or less and are not restricted to be cash equivalents. We invest our cash in short-term money market accounts.

Restricted Cash

Collateral Account

Under a credit card processing agreement with a financial institution that was entered in 2013, we are required to maintain funds on deposit with the financial institution as collateral. The amount of the deposit, which is at the discretion of the financial institution, was $50,000 on December 31, 2015 and 2014.

Dresser-Rand Escrow Account

Under the D-R Agreement, prepaid license fee payments of $400,000 per quarter are to be paid by Dresser-Rand into an escrow account with a financial institution beginning August, 2015. Dresser-Rand is allowed to withdraw up to $125,000 per quarter from this escrow account for qualified engineering expenses incurred by Dresser-Rand under the terms and conditions of the D-R Agreement. Dresser-Rand funded $400,000 in August 2015 and withdrew $125,000 in August 2015. The balance in the escrow account was $150,000 and $0 on and December 31, 2015 and 2014 respectively. The Company is allowed to withdraw funds from the escrow account after completion of additional technical milestones, expected to be completed in the first half of 2016. See also Note 8 – Deferred Revenues and Customer Advances.

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

As of December 31, 2014, one customer accounted for 100% of net accounts receivable. We had no net accounts receivable as of December 31, 2015.

Accounts Payable

As of December 31, 2015 and December 31, 2014, five and six vendors, respectively, collectively accounted for approximately 50% and 54% of our total accounts payable.

Inventory

Inventory, which consists of raw materials, is stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method. At each balance sheet date, we evaluate our ending inventory for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. At December 31, 2015 and 2014, we did not have a reserve for slow-moving or obsolete inventory.

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

Accrued Warranties

Accrued warranties represent the estimated costs that will be incurred during the warranty period of our products. We make an estimate of expected costs that will be incurred by us during the warranty period and charge that expense to the consolidated statement of operations at the date of sale. We also reevaluate the estimate at each balance sheet date and if the estimate is changed, the effect is reflected in the consolidated statement of operations. We made our initial commercial sale to Efficient Energy Conversion TurboMachinery, B.V., or EECT, in the second quarter of 2014 with a six month warranty and later extended that warranty at our discretion. We expect that most terms our future warranty period to be one to two years depending on the warranties provided and the products sold. Accrued warranties for expected expenditures within the next year are classified as current liabilities and as non-current liabilities for expected expenditures for time periods beyond one year.

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

Impairment of Long-Lived Assets

We account for our long-lived assets in accordance with the accounting standards which require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical carrying value of an asset may no longer be appropriate. We consider the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of December 31, 2015 and 2014, we do not believe there have been any impairments of our long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products will continue, which could result in impairment of long-lived assets in the future.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, derivative liabilities, secured notes payable and related debt discounts and capital lease liabilities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015 and 2014. The carrying amounts of short-term financial instruments are reasonable estimates of their fair values due to their short-term nature or proximity to market rates for similar items.

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

Derivative Financial Instruments

The Company issues derivative financial instruments in conjunction with its debt and equity offerings and to provide additional incentive to investors and placement agents. The Company uses derivative financial instruments in order to obtain the lowest cash cost-source of funds. Derivative liabilities are recognized in the consolidated balance sheets at fair value based on the criteria specified in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, topic 815-40 “Derivatives and Hedging—Contracts in Entity’s own Equity.” The estimated fair value of the derivative liabilities is calculated using either the Black-Scholes-Merton or Monte Carlo simulation model method.

The Company issued detachable common stock warrants and convertible secured notes payable with conversion features in April 2014 and issued detachable common stock warrants and secured debt with a partial conversion feature in April and May 2015 and amended existing debt to add a conversion feature in December 2015. These embedded derivatives and detachable warrants were evaluated under ASC topic 815-40. We determined that the warrants and embedded conversion feature for the April 2014 issuance and the conversion feature for the 2015 issuances should be accounted for as derivative liabilities. We determined that the detachable warrants associated with the 2015 issuance should not be accounted for as derivative liabilities. Warrants and the debt conversion features determined to be derivative liabilities were bifurcated from the debt host and are classified as liabilities on the consolidated balance sheet. Warrants not determined to be derivative liabilities were recorded to debt discount and paid in capital. The Company records the warrants and embedded derivative liabilities at fair value and adjusts the carrying value of the common stock warrants and embedded derivatives to their estimated fair value at each reporting date with the increases or decreases in the fair value of such warrants and derivatives at each reporting date, recorded as a gain or (loss) in the consolidated statements of operations. The 2015 detachable warrants determined not to be derivative liabilities were recorded to debt discount with a corresponding entry to paid-in capital.

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

Revenues under long-term construction contracts are generally recognized using the completed-contract method of accounting. Long-term construction-type contracts for which reasonably dependable estimates cannot be made or for which inherent hazards make estimates difficult are accounted for under the completed-contract method. Revenues under the completed-contract method are recognized upon substantial completion—that is acceptance by the customer, compliance with performance specifications demonstrated in a factory acceptance test or similar event. Accordingly, during the period of contract performance, billings and costs are accumulated on the balance sheet, but no profit or income is recorded before completion or substantial completion of the work. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimate of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. As of December 31, 2015 and December 31, 2014, we had $600,000 and no provision for contract losses respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs were $3,412,000 and $3,156,000 for the years ended December 31, 2015 and 2014, respectively.

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

Income Taxes

We account for income taxes under the provisions of the accounting standards. Under the accounting standards, deferred tax assets and liabilities are recognized for the expected future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such asset will not be realized through future operations. Our deferred tax assets and liabilities are primarily related to our Net Operating Losses and timing differences between book and tax accounting for depreciation and our net deferred tax assets were fully reserved as of December 31, 2015 and December 31, 2014.

The accounting guidance for uncertainty in income taxes provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. We recognize any uncertain income tax positions on income tax returns at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. As of December 31, 2015 and 2014 there were no unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at December 31, 2015 and 2014 and have not recognized interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2015 or 2014.

We are subject to taxation in the U.S. and various state and foreign jurisdictions.

We do not foresee material changes to our gross uncertain income tax position liability within the next twelve months.

Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. Approximately 1,084,000 and 462,000 shares of common stock issuable upon full exercise of all options and warrants at December 31, 2015 and 2014, respectively, and all shares potentially issuable in the future under the terms of the Secured Notes Payable were excluded from the computation of diluted loss per share due to the anti-dilutive effect on the net loss per share.

All share and per share amounts in the table below have been adjusted to reflect the 1-for-50 reverse split of our issued and outstanding common stock on July 8, 2015, retroactively.

	Year ended December 31, 2015	Year ended December 31, 2014

Net loss	$(13,107,000)	$(10,534,000)
Weighted average number of common shares outstanding:
Basic and diluted	2,405,147	1,707,620
Net loss attributable to common stockholders per share:
Basic and diluted	$(5.45)	$(6.17)

Comprehensive Income (Loss)

We have no items of other comprehensive income (loss) in any period presented. Therefore, net loss as presented in our Consolidated Statements of Operations equals comprehensive loss.

Results of Operations for the Fiscal Years Ended December 31, 2015 and 2014

Ener-Core, Inc.

Consolidated Statements of Operations

	Year Ended December 31,	Year Ended December 31,
	2015	2014

Revenues	$—	$868,000
Cost of goods sold	600,000	1,170,000
Gross profit (loss)	(600,000)	(302,000)

Operating expenses:
Selling, general, and administrative	5,197,000	5,449,000
Research and development	3,412,000	3,156,000
Total operating expenses	8,609,000	8,605,000
Operating loss	(9,209,000)	(8,907,000)

Other income (expenses):
Interest income	2,000	1,000
Loss on debt conversion	—	(2,414,000)
Loss on exchange of warrants	(279,000)	—
Loss on debt extinguishment	(707,000)	—
Gain (loss) on revaluation of derivative liabilities, net	(198,000)	1,574,000
Interest expense	(2,716,000)	(787,000)
Total other income (expenses), net	(3,898,000)	(1,626,000)
Loss before provision for income taxes	(13,107,000)	(10,533,000)
Provision for income taxes	—	1,000
Net loss	$(13,107,000)	$(10,534,000)

Loss per share—basic and diluted	$(5.45)	$(6.17)
Weighted average common shares—basic and diluted	2,405,147	1,707,620

Revenue

Our revenue primarily consists of Power Oxidizer sales as well as engineering services. For the year ended December 31, 2014, we had revenue of $868,000. For the year ended December 31, 2015, we had no product sales, as compared to $868,000 for the prior year where we had $58,000 of waste gas testing consulting services and sold one unit to Attero in the Netherlands.

Cost of Goods Sold

For the year ended December 31, 2014, cost of goods sold was $1,170,000. For the year ended December 31, 2015, we had $600,000 of cost of goods sold. Cost of goods sold for 2015 represents the estimated contract loss on the first two KG2 oxidizers sold to Dresser-Rand (a Siemens Company) for delivery expected in 2016. Cost of goods sold for the 2014 periods primarily consisted of the costs to build our Power Oxidizer unit shipped to Attero, including materials, labor, overhead costs and warranty costs, and materials costs related to the consulting services.

Gross profit (Loss)

Gross profit (Loss) increased from ($302,000) in 2014 to ($600,000) in 2015 representing the increase from $0.3 million in warranty driven losses in 2014 for the first commercial unit sold to Attero for a 250Kw Powerstation to a $0.6 million contract loss provision for the first two KG2 Oxidizers sold to Dresser-Rand (a Siemens company) for units expected to be shipped in 2016.

Operating expenses:

Total operating expenses for the years ended December 31, 2015 and 2014 were $8.6 million and $8.6 million respectively. The Company’s operating expenses consist of non-cash expenses including stock compensation charges and depreciation and cash-basis expenses, consisting of employee salaries and benefits paid in cash, rents and overhead, research and development materials, consulting expenses, professional services, and insurance.

From 2014 to 2015, despite the total expenses being consistent, the underlying activity is due to the net effect of a decrease of non-cash expenses of $1.7 million and cash basis expense increases of $1.7 million.

From 2014 to 2015, total expenses paid in cash increased by $1.7 million resulting from:

●	$0.8 million increase in employee salaries and benefits due to increased staff in 2015 to support the engineering integration of for the KG2 Power Oxidizer and the increase sales and marketing headcount.

●	$0.6 million increase in non-recurring professional fees primarily related to the Company’s S-1 filings and uplisting efforts.

●	$0.2 million increase in research and development materials.

●	$0.1 million increase in bad debt expense, fees, travel, and other miscellaneous expenses.

The non-cash expense reduction from $3.6 million in 2014 to $1.9 million in 2015 is due to a reduction in stock based compensation of $1.9 million, offset by a $0.2 million increase in depreciation, primarily associated with additional depreciation on our SSAT rig which was capitalized in July 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include officer compensation, salaries and benefits, stock-based compensation expense, consulting fees, legal expenses, intellectual property costs, accounting and auditing fees, investor relations costs, insurance, public company reporting costs and listing fees, and corporate overhead related costs. Total selling, general and administrative expenses for the year ended December 31, 2015 decreased $252,000 to $5,197,000 from $5,449,000 for the same period of the prior year.

The decrease for the year ended December 31, 2015 compared to 2014 is primarily due to the net effect of a decrease in stock-based compensation expense of $1.1 million and offset by a net increase in cash expenses of $0.9 million consisting of approximately $0.3 million of increased employee headcount related costs for additional sales and marketing staff and $0.6 million for increased legal and accounting fees in 2015 associated with costs for the public offering filings and corporate legal work.

Research and Development Expenses

Research and development costs include development expenses for the Power Oxidizer and integration expenses related to our Power Oxidizer products with partners such as Dresser-Rand and include salaries and benefits, consultant fees, cost of supplies and materials for samples and prototypes, depreciation, as well as outside services costs. Research and development expenses for the fiscal year ended December 31, 2015 increased $256,000 to $3,412,000 from $3,156,000 for 2014.

The increase was due to the net effect of a $0.8 million decrease in non-cash stock-based compensation expense offset by increases of $0.2 million for depreciation associated with the SSAT rig placed into service in mid-2015, an increase of $0.6 million for employee related costs due to higher headcount to support the Dresser-Rand integration, and an increase of $0.3 million for R&D materials, supplies, and natural gas consumed during the SSAT conducted in mid-2015.

Other Income (Expenses)

Other income and expenses for the year ended December 31, 2015 of ($3,898,000) consisted primarily of combined interest expense and amortization of debt discount of ($2,716,000), loss on debt extinguishment of ($707,000), and a loss of ($198,000), all associated with our Senior Notes entered into in April and May 2015 with a further loss of ($279,000) related to the April 2015 exchange of warrants issued in 2014 for shares of our common stock.

Other income and expenses for the year ended December 31, 2014 of ($1,626,000) consisted primarily of combined interest expense and amortization of debt discount of ($787,000) and loss on debt conversion of ($2,414,000), offset by a gain on the fair value adjustment of our derivative liabilities of $1,574,000, all of which were associated with convertible secured notes issued in April 2014 and settled in August 2014.

Net Loss

For the year ended December 31, 2015, our net loss was approximately $13.1 million, primarily from $600,000 in negative gross profit, operating expenses of $8.6 million, of which $1.5 million was for employee stock compensation, and other expense of $3.9 million related to the secured notes issued in April and May 2015, as amended.

The increase from the net loss of $10.5 million for the year ended December 31, 2014 to $13.1 million for the year ended December 31, 2015 was due to an increase in other expenses of $2.2 million and the increase in operating loss of $0.3 million, as described above.

Liquidity

Cash Flows used in Operating Activities

Our cash used in operating activities were approximately $4.3 million and $4.5 million for the years ended December 31, 2015 and 2014, respectively. Cash used in operating activities for the year ended December 31, 2015 resulted from a net loss of approximately $13.1 million, reduced by non-cash charges of $6.0 million and $2.8 million of working capital. The non-cash charges consisted of $2.2 million in non-cash amortization of debt discounts and deferred financing fees, $1.5 million for stock-based compensation, a $0.7 million loss due to the modification of the Senior Notes recorded as a debt extinguishment loss, a $0.6 million provision for estimated contract losses on our first two commercial KG2 units, $0.2 million for losses on revaluation of derivative securities, and $0.4 million for depreciation. The $2.8 million change in working capital was primarily due to $2.8 million increase in customer advances an increase of $0.9 million of accounts payable, offset by an increase of $0.7 million for purchased inventory.

Cash used in operating activities for the year ended December 31, 2014 resulted primarily from a net losses of $10.5 million, reduced by non-cash charges of $5.9 million including $3.5 million of stock-based compensation expense, $2.5 million due to the accelerated amortization of debt discount on the conversion in August 2014 of the convertible secured notes issued in April 2014, $0.7 million of debt amortization, $0.4 million in fair value warrants issued for services and settlements, $0.2 million in warranty expenses, $0.2 million in depreciation and $0.1 million in working capital, offset by a $1.7 million gain on the reduction in fair value of our derivative liabilities.

Cash Flows from Investing Activities

Cash used in investing activities of $3.1 million for the year ended December 31, 2015 was attributable to the purchase of property and equipment consisting primarily of the MFTF, which was used to satisfy the SSAT for the D-R Agreement and payments made to construct the full KG2 prototype to be used in the KG2 integration for the FSAT. Cash used in investing activities for the year ended December 31, 2014 was attributable to purchases of research equipment and office equipment of $188,000.

Cash Flows from Financing Activities

Cash provided by financing activities of $7.8 million for the year ended December 31, 2015 was attributable to $3.3 million in equity placements and the $5.0 million of 2015 Notes sold in April and May 2015, net of offering costs and fees. Cash provided by financing activities was $5.7 million for the year ended December 31, 2014 consisting of a $3.8 million equity raise in September 2014, net and the net effect of $3.8 million in proceeds from the convertible secured notes issued in April 2014 and settled in August 2014 offset by a $1.9 million repayment.

Capital Resources

Our principal capital requirements are to fund our working capital requirements, invest in research and development and capital equipment and fund the continued costs of public company compliance requirements. We have historically funded our operations through debt and equity financings.

From our inception, we have incurred losses from operations. For the year ended December 31, 2015, we had a net loss of approximately $13.1 million and an accumulated deficit of approximately $31.1 million. For the year ended December 31, 2015, we used cash in operations of approximately $4.3 million, which raises substantial doubt about our ability to continue as a going concern.

We expect to continue to incur substantial additional operating losses from costs related to the continuation of product and technology development and administrative activities. Our cash on hand at December 31, 2015 was approximately $2.8 million (including restricted cash of $0.2 million). On April 23, 2015, we sold senior secured promissory notes with an aggregate principal amount of $3.1 million and warrants for the purchase of up to 136,264 shares of our common stock. On May 1, 2015, we sold 108,000 shares of our common stock at a purchase price of $7.50 per share and received gross proceeds of approximately $810,000 from the sale of such shares. On May 7, 2015, we sold senior secured promissory notes with an aggregate principal amount of $1.9 million and warrants for the purchase of up to 83,517 shares of our common stock. On December 31, 2015, we sold 625,000 shares of our common stock and warrants for the purchase of up to 312,500 shares of our common stock and received gross proceeds of $2.5 million from the sale of such securities. We paid $550,000 in costs and fees associated with these equity and debt financings.

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

Our principal source of liquidity is cash. As of December 31, 2015, cash and cash equivalents (including restricted cash) were $2.8 million or 37.2% of total assets compared to $2.2 million, or 67.6% at December 31, 2014. The increase in cash and cash equivalents was due to the receipt of $7.8 million of cash from debt and equity financings, offset by cash used in operating activities of $4.5 million and $3.1 million of spending on fixed assets, primarily on the MFTF and the prototype to be used for the FSAT.

We have not yet achieved profitable operations and have yet to establish an ongoing source of revenue to cover operating costs and meet our ongoing obligations. Our cash needs for the next 12 months are projected to be in excess of $10 million, which we estimate to include the following:

●	Employee, occupancy and related costs: $4.3 million

●	Professional fees and business development costs: $1.2 million

●	Research and development programs: $1.5 million

●	Corporate filings: $0.5 million

●	Working capital: $2.5 million

During the quarter ended December 31, 2015, we began to bill and collect customer deposits on our existing $4.6 million backlog consisting of $2.4 million billed for sales of our Power Oxidizers and Powerstations and $0.4 million billed for our license fee arrangement with Dresser-Rand. Of the $2.8 million billed, we collected $2.4 million in cash, $0.4 million was placed into a restricted escrow account as described below.

Dresser Rand Restricted Cash Escrow Account. As of December 31, 2015, we had $150,000 in restricted cash held in an escrow account under the terms and conditions of the D-R Agreement. The escrowed funds represent 25% of the total $1,600,000 license fees due under the D-R Agreement, reduced by $250,000 of reimbursable engineering costs payable to Dresser-Rand. We expect to receive additional cash payments of $400,000 per quarter which will be placed into escrow until a gross total of $1,600,000 is placed into the escrow account. Dresser-Rand is allowed to draw up to $125,000 per quarter from the escrow account up to a maximum draw of $500,000. The remaining $1,100,000 will be released to us upon the satisfaction of the FSATs identified in the D-R Agreement. We expect the FSAT requirements to be completed in the second quarter of 2016.

Off-Balance Sheet Arrangements

In November 2015, we delivered to Dresser-Rand a $2.1 million letter of credit with an expiration date of June 30, 2017, which Dresser-Rand accepted as the backstop security required in support of the purchase order for the first two KG2 Power Oxidizer units. Under the terms of the Dresser-Rand purchase order, the backstop security enables us to collect 50% of the order value in cash immediately with additional payments over time as we purchase materials for the Power Oxidizer units. In order to obtain the letter of credit to serve as the required backstop security, we executed a Backstop Security Support Agreement, or the Support Agreement, pursuant to which an investor agreed to provide us with financial and other assistance (including the provision of sufficient and adequate collateral) as necessary to obtain the letter of credit. If the investor is required to make any payments on the letter of credit, we will reimburse the investor the full amount of any such payment, subject to the terms of a Security Agreement and Subordination and Intercreditor Agreement executed concurrently with the Support Agreement.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires that an entity’s management evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Certain disclosures are necessary in the footnotes to the financial statements in the event that conditions or events raise substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter and early application is permitted. The Company has not yet assessed the impact ASU 2014-15 will have upon adoption.

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

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. ASU 2015-03 is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years and early application is permitted. The Company has elected to adopt ASU 2015-03 beginning with the interim period ending June 30, 2015. There was no impact to any prior periods presented as a result of adopting ASU 2015-03.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires that entities’ deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for fiscal years beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. The Company has not yet assessed the impact ASU 2015-17 will have upon adoption.

In February 2016 the FASB issued ASU 2016-2, Leases (Topic 842). ASU 2016-2 affects any entity entering into a lease and changes the accounting for operating leases to require companies to record an operating lease liability and a corresponding right-of-use lease asset, with limited exceptions. ASU 2016-2 is effective for fiscal years beginning after December 15, 2019 and interim periods with annual periods beginning after December 15, 2010. Early adoption is allowed. The Company has not yet assessed the impact ASU 2016-2 will have upon adoption.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires that entities’ deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for fiscal years beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. The Company has not yet assessed the impact ASU 2015-17 will have upon adoption.

In February 2016 the FASB issued ASU 2016-2, Leases (Topic 842). ASU 2016-2 affects any entity entering into a lease and changes the accounting for operating leases to require companies to record an operating lease liability and a corresponding right-of-use lease asset, with limited exceptions. ASU 2016-2 is effective for fiscal years beginning after December 15, 2019 and interim periods with annual periods beginning after December 15, 2010. Early adoption is allowed. The Company has not yet assessed the impact ASU 2016-2 will have upon adoption.

JOBS Act

Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of new or revised accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

For as long as we remain an “emerging growth company” under the recently enacted JOBS Act, we will, among other things:

●	be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which requires that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting;

●	be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and instead provide a reduced level of disclosure concerning executive compensation; and

●	be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

Although we are still evaluating the JOBS Act, we currently intend to take advantage of some or all of the reduced regulatory and reporting requirements that will be available to us so long as we qualify as an “emerging growth company,” except that we have irrevocably elected not to take advantage of the extension of time to comply with new or revised financial accounting standards available under Section 102(b) of the JOBS Act. Among other things, this means that our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an emerging growth company, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected. Likewise, so long as we qualify as an emerging growth company, we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate us. As a result, investor confidence in us and the market price of our common stock may be materially and adversely affected.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2015 and 2014, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1 and are incorporated by reference herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We engaged Kelly & Company, or Kelly, as our new independent registered accounting firm effective as of July 1, 2013. The decision to change accountants was recommended and approved by our Board in connection with the Merger.

On December 4, 2014, we dismissed Kelly as our independent registered accounting firm effective on such date. The reports of Kelly on our financial statements for the year ended December 31, 2013 did not contain an adverse opinion or a disclaimer of opinion, were not qualified or modified as to uncertainty, audit scope, or accounting principles, with the exception of a qualification with respect to uncertainty as to our ability to continue as a going concern. We engaged SingerLewak, LLP, or SingerLewak, as our new independent registered accounting firm effective as of December 4, 2014. The decision to change accountants was recommended and approved by our Board in connection with the need to provide additional services in advance of expected company growth initiatives.

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

During 2013 and the subsequent interim reporting periods through September 30, 2014, and through the date of dismissal of Kelly, neither we nor anyone on our behalf engaged SingerLewak regarding either the opinion that might be rendered on our financial statements, or any matter that was either the subject of a “disagreement” or a “reportable event,” both as such terms are defined in Item 304 of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

As of December 31, 2015, the end of the fiscal year covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were ineffective at the reasonable assurance level. Such conclusion is due to the presence of material weaknesses in internal control over financial reporting as described below. Management anticipates that our disclosure controls and procedures will remain ineffective until such material weaknesses are remediated.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2015 due to the following material weaknesses:

1.	We do not have written documentation of our internal control policies and procedures. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	For the year ending December 31, 2015, we did not have a sufficient, integrated purchasing and accounting system to allow for proper tracking, control and costing of our prototype KG2 Powerstation costs carried as a fixed asset and Powerstations currently under construction for sale and carried in inventory. Although we believe that our costing is accurate, based on additional review and procedures, to the extent we sell additional units, we will need to enhance our controls over our inventory systems. Management evaluated the impact of our failure to have adequate inventory accounting systems, coupled with the risk associated with costing our inventory, and the expected future activity for our inventory costing system and has concluded that the control deficiency that resulted represented a material weakness.

4.	For the year ending December 31, 2014 we did not have a majority of our Directors considered to be independent Directors. Until December 1, 2014, we had a majority of our Board of Directors considered to be not independent. Between December 1, 2014 and May 18, 2015 our Board was split evenly between independent Directors and non-independent Directors. Management evaluated the impact of our failure to have a fully independent Board of Directors, on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

5.	For the year ending December 31, 2014 and until July 2015, our Audit Committee consisted of the Chairman of the committee only. Until July 2015 we did not have a formal Compensation Committee or Nominating and Corporate Governance Committee. Management evaluated the impact of our failure to have an adequate Audit Committee and an internal audit function on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

6.	For the year ending December 31, 2015, management concluded that the Company’s management information systems and information technology internal control design was deficient because the potential for unauthorized access to certain information systems and software applications existed during 2015 in several departments, including corporate accounting. Additionally, certain key controls for maintaining the overall integrity of systems and data processing were not properly designed and operating effectively. These deficiencies increased the likelihood of potential material errors in our financial reporting. Management evaluated the impact of our failure to have adequate information technology controls, on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to an exemption established pursuant to the JOBS Act for “emerging growth companies” that permits us to provide only management’s report in this report.

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

70

●

We have added additional independent Directors in 2014 and 2015 so as to have a majority of independent Directors. In July 2015, we appointed additional Independent Directors to the Audit, Compensation, and Nominating and Corporate Governance Committees.

●

We are evaluating additional analytical tools and accounting systems to address the inventory costing control weaknesses identified and enhance our internal controls over inventory and prototype capitalization.

●	We have engaged and will continue to engage additional Information Technology consultants to improve and update our information technology systems and enhance our internal controls over information technology.

We do not expect to have fully remediated these material weaknesses until management has tested those internal controls and found them to have been remediated. We expect to continue to improve our internal controls and to test the improvements during our annual testing for fiscal 2016.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our directors and executive officers and their ages and positions as of April 12, 2016 are as follows:

Name	Age	Position(s)
Alain J. Castro	46	Chief Executive Officer and Director
Boris A. Maslov, Ph.D.	55	President, Chief Operating Officer and Chief Technology Officer
Domonic J. Carney	49	Chief Financial Officer, Secretary and Treasurer
Douglas A. Hamrin	45	Vice President, Engineering
Michael J. Hammons(3)	46	Director
Christopher J. Brown, Ph.D.	39	Director
Jeffrey A. Horn(1)(2)	61	Director
Bennet P. Tchaikovsky(1)	46	Director
Ian Copeland(2)	53	Director

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nominating and Corporate Governance Committee

Executive Officers

Alain J. Castro, Chief Executive Officer and Director

Mr. Castro has been the Chief Executive Officer and a director of Ener-Core Power, Inc., our wholly owned subsidiary, since May 2013 and our Chief Executive Officer and director since the merger of Ener-Core Power, Inc. and Flex Merger Acquisition Sub, Inc. effective as of July 1, 2013, or the Merger. He founded International Energy Ventures Limited, a United Kingdom-based investor of clean tech companies and renewable energy projects, in May 2003, and remains a controlling investor. Between February 2008 and June 2011, Mr. Castro served in various capacities (including president and a director) of the North and South America divisions of Akuo Energy, an international developer and operator of renewable energy projects. Prior to his career in the renewable energy sector, he was a partner at Ernst & Young Consulting (in the Mercosur region of Latin America), an international advisory services firm. Mr. Castro participated in the Sloan Executive Masters Program at the London Business School and received his B.S. in Industrial and Mechanical Engineering from the University of Texas. Mr. Castro brings to our board of directors experience with clean tech companies and renewable energy projects, as well as previous executive-level experience.

Boris A. Maslov, Ph.D., President, Chief Operating Officer, and Chief Technology Officer

Mr. Maslov became our President and Chief Operating Officer in July 2012 and Chief Technology Officer as of the closing of the Merger in July 2013. Commencing with the inception of Ener-Core Power, Inc. until the closing of the Merger, he served as its President, Chief Operating Officer, and Chief Technology Officer, and served as its interim Chief Executive Officer from inception until May 14, 2013. Previously, between February 2011 and November 2012, Dr. Maslov was Vice President of FlexEnergy, Inc. Prior to that, between October 2007 and January 2011, he was Chief Executive Officer of Energy One Management LLC, a renewable energy project development company located in McLean, Virginia. He received his Ph.D. in Electrical Engineering and his B.S. and M.S. in Electrical Engineering and Computer Science from the Moscow Institute of Physics and Technology.

Domonic J. Carney, Chief Financial Officer, Secretary, Treasurer

Mr. Carney was appointed as our Chief Financial Officer, Secretary and Treasurer in August 2014. Until his appointment, Mr. Carney was an independent consultant providing finance, accounting and business strategy services. From March 30, 2012 to October 2012, Mr. Carney served as the chief financial officer for T3 Motion, Inc. (TTTM.PK), an electric vehicle technology company. From March 2005 to February 2012, Mr. Carney served as Chief Financial Officer for Composite Technology Corporation (CPTC.OB), a manufacturer of high efficiency carbon composite electric transmission conductors and renewable energy wind turbines. Mr. Carney has a Masters in Accounting from Northeastern University and a Bachelor’s Degree in Economics from Dartmouth College.

Douglas A. Hamrin, Vice President of Engineering

Mr. Hamrin was appointed as an officer in March 2015. Since July 2013, Mr. Hamrin has been our Vice President of Engineering. From May 2008 to December 2012, Mr. Hamrin served as Director of Thermal Oxidizer Development for Flex Energy. Prior to joining Flex Energy, Mr. Hamrin held positions as Technical Manager, Applications and Principal Applications Engineer at Honeywell Turbo Technologies, Director of the Fuel Systems Group at Capstone Turbine Corporation and Engineer at Generals Motors Powertrain Division. Mr. Hamrin has an M.S. in Mechanical Engineering from the Massachusetts Institute of Technology and a BS in Mechanical Engineering from the Illinois Institute of Technology.

Non-Employee Directors

Michael J. Hammons, Chairman of our Board of Directors, Director and Chairman of the Nominating and Corporate Governance Committee

Mr. Hammons became Chairman of our board of directors as of the closing of the Merger in July 2013 and chairman of our Nominating and Corporate Governance Committee in July 2015. Commencing with the inception of Ener-Core Power, Inc. until the closing of the Merger, he served as its Chairman of the board of directors. From June 2009 to February 2014, Mr. Hammons was a partner at SAIL Venture Partners II, LLC, an investor in energy and water technology companies, which was the management company and general partner of SAIL Venture Partners II, LP. From September 2008 through March 2009, he was the chief executive officer of Vigilistics, Inc., a Mission Viejo, California-based software company and, from August 2007 to May 2008, the Chief Executive Officer of Nexiant, Inc., an Irvine, California-based provider of proprietary technology solutions for the maintenance, repair, and operations inventory space. From 2011 until March 2015, Mr. Hammons served as chairman and director of the board of directors of Enerpulse Technologies, Inc. Mr. Hammons received his B.S. in Industrial Engineering from California Polytechnic State University, San Luis Obispo, and his M.B.A. from Harvard Business School. Mr. Hammons brings to our board of directors experience as a partner in SAIL Venture Partners II, LLC, including with its investment portfolio, management expertise in respect of companies similarly situated, and familiarity with us, both prior and subsequent to the spin-off, and served as Chairman of Ener-Core Power, Inc.’s board prior to the closing of the Merger.

Christopher J. Brown, Ph.D., Director

Mr. Brown became one of our directors as of the closing of the Merger in July 2013. Commencing with the inception of Ener-Core Power, Inc. until the closing of the Merger, he served as one of its directors. Since December 2010, Dr. Brown has been a principal of SAIL Capital Partners, LLC, a significant investor in us to date. From May through August 2009, he was a business development consultant for Stion Corporation, a San Jose, California-based high-efficiency, low-cost thin film solar panel manufacturer and, from October 2005 through October 2008, the chief executive officer of Chromafix, a Raleigh, North Carolina-based cleantech textile dye manufacturing company. Dr. Brown received his M.B.A. from Harvard Business School in 2010, his Ph.D. in physics from North Carolina State University in 2008, and his B.S. in physics from the College of Charleston in 1999. Dr. Brown brings to our board of directors experience as a principal in SAIL Capital Partners, LLC, including with its investment portfolio, and familiarity with us, both prior and subsequent to the spin-off, and served on Ener-Core Power, Inc.’s board prior to the closing of the Merger.

Jeffrey A. Horn, Director

Mr. Horn became one of our directors in May 2014. Mr. Horn’s career spanned over 34 years at Caterpillar Inc., including most recently as Managing Director of Caterpillar Power Generation Systems in Houston beginning in January 2009, before retiring in January 2012. Mr. Horn received his B.S. degree in Economics from the University of Wisconsin, Madison, in 1977. Mr. Horn brings to our board of directors experience in the power equipment sector, and work experience in the mining industry, which is a target market for our products.

Bennet P. Tchaikovsky, Director and Chairman of the Audit Committee

Mr. Tchaikovsky became one of our directors and chairman of our Audit Committee in November 2013. Since August 2014, Mr. Tchaikovsky has been a full time Assistant Professor at Irvine Valley College where he teaches courses in financial and managerial accounting. From April 2010 through August 2013, Mr. Tchaikovsky served as the Chief Financial Officer of VLOV Inc., a China-based clothing designer and distributor that was also a U.S. publicly traded company. From September 2009 to July 2011, Mr. Tchaikovsky served as Chief Financial Officer of China Jo-Jo Drugstores, Inc., a U.S. public company operating a chain of pharmacies in China, where he also served as a director from August 2011 through January 2013. From May 2008 to April 2010, Mr. Tchaikovsky served as the Chief Financial Officer of Skystar Bio-Pharmaceutical Company, a U.S. public company that manufactures and distributes veterinary medicines and related products in China, which he performed on a part-time basis and assisted primarily with preparing its financial statements and other financial reporting obligations. From March 2008 through November 2009, Mr. Tchaikovsky was a director of Ever-Glory International Group, a U.S. public company and apparel manufacturer based in China, and served on the audit committee as chairman and on the compensation committee as a member. From December 2008 through November 2009, Mr. Tchaikovsky was a director of Sino Clean Energy, Inc., which was a U.S. public company that manufactured coal fuel substitute in China, and served on the audit committee as chairman and on both the compensation and nominating committees as a member. None of the foregoing companies is related to or affiliated with us. Mr. Tchaikovsky is a licensed Certified Public Accountant and an active member of the California State Bar. He received a B.A. in Business Economics from the University of California at Santa Barbara, and a J.D. from Southwestern University School of Law. Mr. Tchaikovsky brings to our board of directors experience with U.S. public companies, along with a legal and accounting background.

Ian C. Copeland, Director and Chairman of the Compensation Committee

Mr. Copeland became one of our directors in December 2014 and chairman of our Compensation Committee in July 2015. Mr. Copeland brings over 25 years of global experience in developing, financing and managing world-class projects and companies in the power, rail, water and mining markets. Before retiring at the end of 2012, Mr. Copeland was a Senior Vice President of Bechtel Corporation. During his 15-year tenure with Bechtel Corporation, he served in various capacities including President of the Fossil Power, Communications and Renewable Power businesses and Managing Director of Bechtel Enterprises. Previously, Mr. Copeland held senior management positions with Wärtsilä Corporation and Hannon Armstrong & Company. Mr. Copeland began his career with the utility consulting practice of Booz Allen Hamilton after graduating from Rutgers University with degrees in physics and mechanical engineering. Mr. Copeland brings to our board of directors his background in international business, including experience developing, financing, and managing projects in the power and infrastructure markets.

Family Relationships

There are no family relationships between or among any of the current directors, executive officers or persons nominated or charged to become directors or executive officers. There are no family relationships among our officers and directors and those of our subsidiaries and affiliated companies.

Board Composition

Our board of directors currently consists of seven members. Our bylaws provide that our directors will hold office until their successors have been duly elected and qualified. Our board of directors is responsible for the business and affairs of our company and considers various matters that require its approval.

Our common stock is currently quoted on the OTCQB Marketplace under the symbol “ENCR.” The OTCQB Marketplace does not require issuers to comply with corporate governance listing standards that issuers listed on a national securities exchange, such as the New York Stock Exchange and The NASDAQ Stock Market LLC, are required to comply with. However, as a matter of corporate governance best practices, we have taken actions to improve our corporate governance, including establishing a board of directors with a majority of directors who are “independent” (as discussed below), and a standing Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. We have also adopted Corporate Governance Guidelines, a Code of Ethics, an Insider Trading Policy and other similar corporate policies, which are available at http://ir.ener-core.com/governance-docs.

Code of Ethics

Our board of directors has adopted a Code of Ethics, which applies to all officers, directors and employees. Our Code of Ethics is available on our website at http://ir.ener-core.com/governance-docs. The contents of our website are not part of this report. We intend to disclose any amendments to our Code of Ethics, or waivers of its requirements, on our website or in filings under the Exchange Act.

Audit Committee

The Audit Committee currently consists of Messrs. Tchaikovsky (Chairman) and Horn. The Audit Committee operates under a written charter, which is available at http://ir.ener-core.com/governance-docs. The purpose of the Audit Committee is to oversee the accounting and financial reporting processes of our company and the audits of our financial statements. In addition to other powers and responsibilities, the Audit Committee (i) is directly responsible for the appointment, compensation, retention, oversight and termination, if necessary, of the independent registered public accounting firm, (ii) reviews the independence and quality control procedures of the independent registered public accounting firm, (iii) reviews and discusses the annual audited financial statements with management and the independent registered public accounting firm, and (iv) reviews, and approves as appropriate, all related party transactions. Our board of directors has determined that Mr. Tchaikovsky is an “audit committee financial expert” as defined by the regulations promulgated by the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely upon the review of copies of such reports furnished to us and written representations that no other reports were required during the year ended December 31, 2015 or prior fiscal years, all of our officers, directors and greater than ten percent stockholders have complied with all applicable Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE AND DIRECTOR COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes the material elements of the compensation awarded to our current executive officers. This compensation discussion focuses on the information contained in the following tables and related footnotes and narrative for the last completed fiscal year.

Our current executive compensation program may from time to time include the following principal components: (i) base salary; (ii) stock incentive plan awards; (iii) discretionary annual cash bonuses; and (iv) perquisites and benefits.

Our Compensation Philosophy and Objectives

Our philosophy regarding compensation of our executive officers includes the following principles:

●	our compensation program should reward the achievement of our strategic initiatives and short- and long-term operating and financial goals;

●	compensation should appropriately reflect differences in position and responsibility;

●	compensation should be reasonable; and

●	the compensation program should be understandable and transparent.

In order to implement such compensation principles, we have developed the following objectives for our executive compensation program:

●	overall compensation levels must be sufficiently competitive to attract and retain talented leaders and motivate those leaders to achieve superior results;

●	a portion of total compensation should be contingent on, and variable with, achievement of objective corporate performance goals, and that portion should increase as an executive’s position and responsibility increases;

●	total compensation should be higher for individuals with greater responsibility and greater ability to influence our achievement of operating goals and strategic initiatives;

●	the number of elements of our compensation program should be kept to a minimum, and those elements should be readily understandable by and easily communicated to executives, stockholders, and others; and

●	executive compensation should be set at responsible levels to promote a sense of fairness and equity among all employees and appropriate stewardship of corporate resources among stockholders.

Determination of Compensation Awards

The Compensation Committee was created to be our primary authority to determine the compensation awards available to our executive officers. Because there were no members of our Compensation Committee during fiscal year 2014, members of our board of directors provided recommendations regarding the compensation of our executive officers and approved all executive compensation during 2014. We formed our Compensation Committee in July 2015 and it has engaged the services of a consultant to review a peer group of companies in order to provide them with market data on the compensation of directors and officers of peer companies. They plan to review the data and may modify the compensation of our directors and executive officers in order to better align their compensation with our goals and objectives and ensure their compensation is competitive in the marketplace.

Compensation Benchmarking and Peer Group

We did not rely on any consultants or utilize any peer company comparisons or benchmarking in setting executive compensation levels for fiscal 2014. However, our management informally considered competitive market practices by reviewing publicly available information relating to compensation of executive officers at other comparable companies in making its recommendations to our board of directors regarding our executives’ compensation for fiscal 2014. In 2015, we took steps, including the engagement of a third party consultant to establish peer company comparisons, to ensure that the Compensation Committee and/or board of directors has a comprehensive picture of the compensation paid to our executives and with a goal toward total direct compensation for our executives that is on par with the median total direct compensation paid to executives in peer companies if annually established target levels of performance at our company and business segment levels are achieved. Our Compensation Committee intends to complete the evaluation and to provide recommendations in the second quarter of 2016. We expect our recommendations for 2016 to include a better alignment of management compensation with the achievement of key performance goal and objectives.

Elements of Compensation

The principal elements of our executive compensation are:

●	base salary; and

●	stock incentive plan awards.

While base salary is generally included as an element of compensation of our executive officers in every year, the granting of stock incentive awards, as well as bonuses and perquisites, is determined on a case-by-case basis. During the fiscal year ended December 31, 2015, our compensation program consisted solely of base salary. No stock options or cash incentive pay was granted or approved in 2015. For fiscal 2016, we expect that our executive compensation will consist of base salary with additional incentive pay to be determined by the Compensation Committee as described above.

Base Salaries

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of our employees, including our named executive officers. When establishing base salaries for 2015, subject to the provisions of each person’s employment agreement, our board of directors and management considered a number of factors, including the seniority of the individual, the functional role of the position, the level of the individual’s responsibility, the ability to replace the individual, the base salary of the individual at their prior employment and the number of well-qualified candidates to assume the individual’s role. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions at comparable companies.

Discretionary Annual Cash Bonuses

The Compensation Committee has discretion to recommend and approve the annual cash bonus for our Chief Executive Officer and each other named executive officer. Bonus awards generally will be based on our management’s recommendations and ultimately approved by the Compensation Committee. There were no annual bonuses granted for 2015. Annual bonuses, when awarded, are intended to compensate officers for individual performance, for our overall financial performance, and for achieving important operational and financial milestones during the relevant fiscal year. During fiscal 2015, Dr. Maslov and Mr. Hamrin were and are eligible for cash bonuses of $2,000, awarded whenever we receive a patent for which an employee is listed as a co-developer.

Stock Incentive Plan Awards

Our current stock option plan, the 2013 Plan, which our board of directors adopted on July 1, 2013, and the 2015 Plan, which our board of directors adopted on July 14, 2015, were designed to provide long-term incentives to our executives and other employees and award recipients, and to increase stockholder value through competent, effective management. We believe that the ability to grant equity awards as a component of compensation will provide us with an advantage in attracting qualified management and employees. Stock option award decisions are evaluated on a case-by-case basis giving consideration to factors such as the recipient’s qualifications and abilities, the nature of the recipient’s position, and the recipient’s ability to contribute to the development and achievement of our business objectives.

Perquisites and Other Compensation

Presently, we do not include perquisites or other benefits as a part of executive compensation, though we may in the future include perquisites and other benefits as an element of compensation from time to time on a discretionary basis.

Management’s Role in the Compensation-Setting Process

Our management plays an important role in our compensation-setting process. The most significant aspects of management’s role are evaluating other executive officers’ performance, recommending business performance targets and objectives, and recommending salary levels and option awards. Our management makes recommendations to our board of directors regarding our executives’ compensation packages. During this process, management may be asked to provide the board of directors with their evaluation of the executive officers’ performance, the background information regarding our strategic financial and operational objectives, and compensation recommendations as to the executive officers.

Summary Compensation Table

The following table sets forth information regarding compensation for each of our 2015 “named executive officers” for SEC reporting purposes.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Alain J. Castro,	2015	200,000	—	—	—	200,000
Chief Executive Officer(3)	2014	181,667	—	1,351,524		1,533,191
Boris A. Maslov,	2015	225,000		—	—	220,000
President, COO and CTO(4)	2014	220,313	2,000	584,191	—	806,504
Domonic J. Carney,	2015	180,000	—	—	—	180,000
Secretary/Treasurer Chief Financial Officer(5)	2014	63,750	—	255,689	—	319,439
Kelly Anderson Treasurer/Chief Financial Officer (6)	2014	85,873	—	268,950	—	354,823
Douglas Hamrin	2015	180,000	—	—	—	180,000
Vice President, Engineering(7)	2014	157,065	1,500	656,952	—	815,517

(1)	All share figures and exercise prices noted in the footnotes to this table are adjusted to give effect to the 1-for-50 reverse split of our issued and outstanding common stock on July 8, 2015, retroactively.

(2)	The amounts shown in this column represent the aggregate grant date fair value of stock options granted in the year computed in accordance with FASB ASC Topic 718. These amounts are not paid to or realized by the officer. The Company did not grant any option awards to any executives during 2015. See Note 12 of the notes to our audited consolidated financial statements for a discussion of valuation assumptions made in determining the grant date fair value and compensation expense of our stock options.

(3)	Mr. Castro became the Chief Executive Officer of the operating company under the terms of his employment agreement on April 25, 2013. His base salary was $200,000 per annum for 2015 and for most of 2014, except as noted below. In 2013, Mr. Castro received 25,000 options granted at an exercise price of $50.00 per option and 18,000 options at an exercise price of $65.00 per option. On April 28, 2014, Mr. Castro’s previously issued options were cancelled and 43,000 options were issued to Mr. Castro at an exercise price of $17.50 per option, with 15% of the options vesting upon grant and the remainder vesting in equal monthly amounts over the next 36 months. Between May 1, 2014 and July 31, 2014, Mr. Castro agreed to reduce his base salary to a $120,000 annual rate under our furlough plan and he was issued 6,460 additional fully vested options at an exercise price of $24.00 per option in lieu of $20,000 of base salary. Mr. Castro’s base salary reverted to a $200,000 annual rate on August 1, 2014. In November 2014, Mr. Castro received 4,700 options at an exercise price of $8.00 per option, with 25% of the options vesting in November 2015 and thereafter vesting ratably on a monthly basis over three years.

(4)	Dr. Maslov’s base salary in 2015 and for most of 2014 was at a $225,000 annual rate, except as noted below. In 2014, Dr. Maslov was paid a bonus of $2,000 in cash subsequent to the granting of a patent by the United States Patent and Trademark Office to us for which Dr. Maslov was named as a co-developer. In 2013, Dr. Maslov received 16,000 options granted at an exercise price of $65.00 per option. On April 28, 2014, the options issued in 2013 were cancelled and 16,000 options were issued to Dr. Maslov at an exercise price of $17.50 per option, with 15% of the options vesting upon grant and the remainder vesting in equal monthly amounts over the next 36 months. During 2014, Dr. Maslov received 1,514 additional fully vested options at an exercise price of $24.00 per option in lieu of a reduction in base salary of $4,688 under our furlough plan. In November 2014, Dr. Maslov received 4,700 options at an exercise price of $8.00 per option, with 25% of the options vesting in November 2015 and thereafter vesting ratably on a monthly basis over three years. Dr. Maslov was paid an amount of $67,875 in January 2013, prior to the reverse merger, to pay for a liability associated with the exercise of stock options in 2012 due to a Code Section 409A issue that was discovered and resolved with the Internal Revenue Service in 2013.

(5)	Mr. Carney became our Secretary, Treasurer and Chief Financial Officer effective August 19, 2014. His base salary is $180,000 per annum per the terms of his employment agreement. On August 19, 2014, Mr. Carney was granted 30,000 options with an exercise price of $7.50 per option vesting 12.5% on February 19, 2014, 12.5% on August 19, 2015 and thereafter vesting ratably on a monthly basis over three years. In November 2014, Mr. Carney received 4,700 options at an exercise price of $8.00 per option, with 25% of the options vesting in November 2015 and thereafter vesting ratably on a monthly basis over three years.

(6)

Ms. Anderson was our Treasurer and Chief Financial Officer from November 15, 2013 until July 3, 2014. Her base salary was $175,000 per annum per the terms of her employment agreement. Ms. Anderson resigned as Treasurer and Chief Financial Officer effective July 3, 2014. In 2013, Ms. Anderson received 20,000 options granted at an exercise price of $76.50 per option. On April 28, 2014, Ms. Anderson’s previously issued options were cancelled and 30,000 options were issued to Ms. Anderson at an exercise price of $17.50 per option, with 15% of the options vesting upon grant and the remainder vesting in equal monthly amounts over the next 36 months. On May 1, 2014, Ms. Anderson received 942 additional fully vested options at an exercise price of $24.00 per option in lieu of a reduction in base salary under our furlough plan between May 1, 2014 and July 31, 2014. All of Ms. Anderson’s options expired unexercised during 2014.

(7)	Mr. Hamrin became our Vice President of Engineering effective March 15, 2015. His base salary is $180,000 per annum for 2015 and $160,000 per annum for 2014. In 2014, Mr. Hamrin was paid a bonus of $1,500 in cash subsequent to the granting of a patent by the United States Patent and Trademark Office to us for which Mr. Hamrin was named as a co-developer. We currently have no employment agreement with Mr. Hamrin. In 2013, Mr. Hamrin received 16,000 options granted at an exercise price of $65.00 per option. On April 28, 2014, Mr. Hamrin’s previously issued options were cancelled and 16,000 options were issued to Mr. Hamrin at an exercise price of $17.50 per option, with 15% of the options vesting upon grant and the remainder vesting in equal monthly amounts over the next 36 months. On May 1, 2014, Mr. Hamrin received 948 additional fully vested options at an exercise price of $24.00 per option in lieu of a reduction of base salary of $2,935 under our furlough plan between May 1, 2014 and July 31, 2014. On October 3, 2014, Mr. Hamrin received 10,000 options at an exercise price of $12.50 per option, with 25% of the options vesting in October 2015 and thereafter vesting ratably on a monthly basis over three years.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

Except as described below, we currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.

Employment Agreements

We have entered into various employment and employment-related agreements with certain of our executive officers. Set forth below is a summary of many of the material provisions of such agreements, which summaries do not purport to contain all of the material terms and conditions of each such agreement. All share figures and exercise prices noted in these summaries are adjusted to give effect to the 1-for-50 reverse split of our issued and outstanding common stock on July 8, 2015, retroactively, unless otherwise noted.

Our Agreements with Mr. Castro and Dr. Maslov:

We employ Mr. Castro pursuant to an executive employment agreement, dated April 25, 2013, with Flex Power Generation, Inc., then known as Ener-Core Power, Inc., for the position of Chief Executive Officer, which agreement we assumed as of the closing of the Merger. Under the agreement, the term of his employment is one year, renewing automatically for successive one-year terms unless either party gives the other party notice of non-renewal not less than 30 day prior to the end of the relevant term. We will pay Mr. Castro a base salary of $200,000 per year that may be increased but not decreased by our board of directors in its sole discretion. Mr. Castro is eligible (i) for an annual bonus and/or other annual incentive compensation in accordance with any applicable executive bonus plan as our board of directors may adopt in its sole discretion, and (ii) to participate in our equity incentive plan or incentive option plan, as applicable, with grants and vesting schedules as determined by the board of directors from time to time. In connection with Mr. Castro’s participation in our voluntary wage reduction plan from May 1, 2014 to July 31, 2014, on May 23, 2014, we entered into an amendment to the executive employment agreement with Mr. Castro, pursuant to which we issued Mr. Castro an option to purchase up to 15 shares of our common stock (pre-split) in exchange for $1.00 (pre-split) that he voluntarily forwent under the wage reduction plan. As a result, we entered into a stock option agreement with Mr. Castro on May 13, 2014, pursuant to which we granted Mr. Castro an option to purchase 6,460 shares of our common stock at an exercise price of $24.00 per share. All the shares subject to Mr. Castro’s option vested immediately on the date of grant.

We employ Dr. Maslov pursuant to an executive employment agreement, dated December 31, 2012, with Flex Power Generation, Inc., for the position of Interim Chief Executive Officer, which agreement we assumed as of the closing of the Merger. Under the agreement, the term of his employment is one year, renewing automatically for successive one-year terms each year unless either party gives the other party notice of non-renewal not less than 30 day prior to the end of the relevant term. We will pay Dr. Maslov a base salary of $225,000 per year that may be increased but not decreased by our board of directors in its sole discretion. Dr. Maslov is eligible (i) for an annual bonus and/or other annual incentive compensation in accordance with any applicable executive bonus plan as our board of directors may adopt in its sole discretion, and (ii) to participate in our equity incentive plan or incentive option plan, as applicable, with grants and vesting schedules as determined by the board of directors from time to time. In connection with Dr. Maslov’s participation in our voluntary wage reduction plan from May 9, 2014 to June 15, 2014, on May 23, 2014, we entered into an amendment to the executive employment agreement with Dr. Maslov, pursuant to which we issued Dr. Maslov an option to purchase up to 15 shares of our common stock (pre-split) in exchange for $1.00 (pre-split) that he voluntarily forwent under the wage reduction plan. As a result, we entered into a stock option agreement with Dr. Maslov on May 13, 2014, pursuant to which we granted Dr. Maslov an option to purchase 1,514 shares of our common stock at an exercise price of $24.00 per share. All the shares subject to Dr. Maslov’s option vested immediately on the date of grant.

The termination provisions for Mr. Castro’s or Dr. Maslov’s employment are substantially similar and are set forth below. If we terminate Mr. Castro’s or Dr. Maslov’s services for cause (whether during or at the end of an employment year), then we are obligated to pay the sum of (i) the respective executive’s salary and bonuses, if any, through the date of termination, (ii) any earned but unused vacation time and paid time off (PTO), and (iii) any unreimbursed expenses. ”Cause” means the respective executive’s (A) willful dishonesty or fraud with respect to our business affairs, (B) willful falsification of any employment or other of our records, (C) misappropriation of or intentional damage to our business or property, including the improper use or disclosure of our confidential or proprietary information, (D) conviction (including any plea of guilty or nolo contendere ) of a felony or crime that involves moral turpitude, (E) willful and continued failure to comply with our reasonable written directives after the respective executive’s receipt of written notice from us of such refusal and a reasonable opportunity to cure, or (F) the misappropriation of any corporate opportunity, or otherwise obtaining personal profit from any transaction which is adverse to our interests or to the benefits to which we are entitled.

If Mr. Castro’s or Dr. Maslov’s services are terminated upon death or disability, we are obligated to pay the respective executive or their respective estate (i) the same economic benefits as if his services were terminated for cause and (ii) upon a determination by our board of directors in its sole discretion, the respective executive or his respective estate may also be granted (A) additional vesting of then-unvested stock or stock options, (B) a proportional amount of any earned and unpaid annual bonus based on the respective executive’s performance through the date of termination, and/or (C) severance payments. ”Disability” means the inability to perform one or more of the essential functions of the job due to physical or mental impairment, with or without reasonable accommodation as required by law, for any period aggregating more than 120 days in any 365-consecutive day period.

If we terminate Mr. Castro’s or Dr. Maslov’s services for any other reason, then we are obligated to pay the respective executive (i) the same economic benefits as if his services were terminated for cause, and (ii) monthly cash severance payments at his then-salary rate during the six-month period immediately following the termination date, subject to earlier termination in the event that he obtains new employment or engages (or assists any other person or entity to engage) in any activity competitive with our business. Further, if, during the six-month period immediately preceding or following a Change of Control (as hereinafter defined) we terminate his employment without Cause, then all of the respective executive’s then-unvested outstanding options will immediately vest. A “Change of Control” occurs when (i) any person becomes the beneficial owner of our securities that then represents 50% or more of the total voting power of our outstanding voting securities, unless such person was the beneficial owner of at least 20% of our voting power as of February 1, 2012, and does not become the beneficial owner of 80% or more of our voting power, (ii) we consummate the sale, exchange, lease, or other disposition of all or substantially all of our assets to a person or group of related persons, (iii) we consummate a merger, reorganization, recapitalization, consolidation, or similar transaction with any other corporation or other business entity, in one transaction or a series of related transactions (except one in which (A) the holders of our voting securities outstanding immediately before such transaction continue to hold at least 50% of the voting power in the surviving entity or (B) a transaction in which a single party (or a group of affiliated parties) acquires our voting securities and the holders of our voting securities immediately before the transaction do not dispose of a majority of their interests in us in connection with that transaction), or (iii) we dissolve or liquidate.

Mr. Castro or Dr. Maslov may terminate their respective employment relationships with us at any time and for any reason. Such resignation will not become effective until the earlier of (i) 90 days after the date the respective resignation notice is given to our board of directors or (ii) a date we specify. If Mr. Castro or Dr. Maslov chooses to do so, each has agreed to make himself available to us during the 30-day period following his termination, without any compensation, (i) to facilitate an efficient transition of his job-related responsibilities and duties, and (ii) to respond to questions from us regarding information and/or activities in which he had been engaged while employed by us.

During Mr. Castro’s or Dr. Maslov’s employment with us and for a period of the shorter of (i) 12 months after their respective termination or (ii) the number of months we employed Mr. Castro or Dr. Maslov, both are subject to restrictive covenants that provide each individual will not: (i) call on, solicit, divert, interfere with or take away (or attempt to call on, solicit, divert, interfere with or take away) any of our projects, business, clients, customers or prospects with whom or with which they had contact during their employment with us by promoting or selling services or products that compete with us or our affiliates; or (ii) solicit, influence or induce (or attempt to solicit, influence or induce) any employees as of the respective termination date with whom they had direct contact during their employment with us.

Both Mr. Castro’s and Dr. Maslov’s executive employment agreement also contain other restrictive covenants further prohibiting: (i) disparagement of us or our affiliates during their employment and thereafter, and (ii) the use or disclosure of confidential business information during or at any time after termination of their employment.

On April 28, 2014, our board of directors approved the re-pricing and vesting schedules of outstanding stock options to purchase an aggregate of 172,600 shares of our common stock previously granted to our officers, directors, employees and consultants. As a result of this cancellation and reissuance of the options, we entered into a stock option cancellation agreement and concurrently entered into new stock option agreements with each of the officers, directors, employees and consultants who held shares as of that date, which included Mr. Castro and Dr. Maslov. The number of underlying shares subject to each award remained unchanged as a result of the re-pricing and vesting schedule change.

On November 28, 2014, we entered into stock option agreements with each of Mr. Castro and Dr. Maslov granting each an option to purchase up to 4,700 shares of our common stock, at an exercise price of $8.00 per share, the fair market value on the date that our board of directors approved the grant. The options vest as follows: (i) 1/4 of the total number of shares subject to the award will vest one year from the grant date, and (ii) 1/36 of the remaining number of shares subject to the award will vest on a monthly basis thereafter.

Our Agreements with Mr. Carney:

Our offer letter to Mr. Carney dated August 19, 2014 provided for an annual base salary of $180,000 and an option under the 2013 Plan to purchase 30,000 shares of our common stock at an exercise price equal to the per share closing price on August 19, 2014, being the fair market value on such date.

In addition to the offer letter, we entered into an executive employment agreement with Mr. Carney, dated as of August 19, 2014, for the position of Chief Financial Officer and Treasurer, which, in addition to his annual compensation as described in the offer letter, provides that he is eligible to receive an annual bonus and other annual incentive compensation that our board of directors may adopt, as well as benefits that we make available to other employees. We will also reimburse Mr. Carney for reasonable expenses that he incurs in performing his duties.

If we terminate Mr. Carney’s services for cause (whether during or at the end of an employment year), we are obligated to pay him the sum of (i) his salary and bonuses, if any, through the date of termination, (ii) any earned but unused vacation time and paid time off (PTO), and (iii) any unreimbursed expenses. ”Cause” means his (A) willful dishonesty or fraud with respect to our business affairs, (B) willful falsification of any employment or other of our records, (C) misappropriation of or intentional damage to our business or property, including the improper use or disclosure of our confidential or proprietary information, (D) conviction (including any plea of guilty or nolo contendere ) of a felony or crime that involves moral turpitude, (E) willful and continued failure to comply with our reasonable written directives after his receipt of written notice from us of such refusal and a reasonable opportunity to cure, or (F) the misappropriation of any corporate opportunity, or otherwise obtaining personal profit from any transaction which is adverse to our interests or to the benefits to which we are entitled.

If Mr. Carney’s services are terminated upon his death or disability, then (i) we are obligated to pay to him or his estate the same economic benefits as if his services were terminated for cause and (ii) he or his estate may also be granted (A) additional vesting of then-unvested stock or stock options, (B) a proportional amount of any earned and unpaid annual bonus based on his performance through the date of termination, and/or (C) severance payments. ”Disability” means his inability to perform one or more of the essential functions of his job due to his physical or mental impairment, with or without reasonable accommodation as required by law, for any period aggregating more than 120 days in any 365-consecutive day period.

If we terminate Mr. Carney’s services for any other reason, then we are obligated to pay him (i) the same economic benefits as if his services were terminated for cause, (ii) monthly cash severance payments at his then-salary rate, and (iii) continuation of our provided health insurance coverage, each to be paid during the six-month period immediately following the termination date, subject to earlier termination in the event that he obtains new employment or engages (or assists any other person or entity to engage) in any activity competitive with our business. Further, if during the six-month period immediately preceding or following a Change of Control (as hereinafter defined), we terminate his employment without Cause, then all of his then-unvested outstanding options will immediately vest. A “Change of Control” occurs when (i) any person becomes the beneficial owner of our securities that then represents 50% or more of the total voting power of our outstanding voting securities, unless such person was the beneficial owner of at least 20% of our voting power as of August 19, 2014, and does not become the beneficial owner of 80% or more of our voting power, (ii) we consummate the sale, exchange, lease, or other disposition of all or substantially all of our assets to a person or group of related persons, (iii) we consummate a merger, reorganization, recapitalization, consolidation, or similar transaction with any other corporation or other business entity, in one transaction or a series of related transactions (except one in which (A) the holders of our voting securities outstanding immediately before such transaction continue to hold at least 50% of the voting power in the surviving entity or (B) a transaction in which a single party (or a group of affiliated parties) acquires our voting securities and the holders of our voting securities immediately before the transaction do not dispose of a majority of their interests in us in connection with that transaction), or (iii) we dissolve or liquidate.

Mr. Carney may terminate his employment relationship with us at any time and for any reason. Such resignation will not become effective until the earlier of (i) 90 days after the date resignation notice is given to our board of directors or (ii) a date we specify. If Mr. Carney does so, he has agreed to make himself available to us during the 30-day period following his termination, without any compensation (subject to exception): (i) to facilitate an efficient transition of his job-related responsibilities and duties and (ii) to respond to questions from us regarding information and/or activities in which he had been engaged while employed by us.

During his employment with us and for a period of the shorter of (i) 12 months after his termination or (ii) the number of months we employed Mr. Carney, Mr. Carney is subject to restrictive covenants that provide he will not: (i) call on, solicit, divert, interfere with or take away (or attempt to call on, solicit, divert or interfere with or take away) any of our projects, business, clients, customers or prospects with whom or with which Mr. Carney had contact during his employment with us by promoting or selling services or products that compete with us or our affiliates; or (ii) solicit, influence or induce (or attempt to solicit, influence or induce) any employees as of his termination date with whom Mr. Carney had direct contact during his employment with us.

The executive employment agreement also contains other restrictive covenants further prohibiting: (a) disparagement of us or our affiliates during his employment and thereafter, and (b) the use or disclosure of confidential business information during or at any time after termination of his employment.

In connection with the option granted under his executive employment agreement, we entered into a stock option agreement with Mr. Carney, dated as of August 19, 2014. The agreement grants an option to purchase up to 30,000 shares of our common stock, at an exercise price of $7.50 per share, the fair market value on the date that our board of directors approved the grant. The agreement provides that the options vest as follows: (i) 1/8 of the total number of shares subject to the award will vest six months from the grant date, (ii) 1/8 of the total number of shares subject to the award will vest one year from the grant date and (iii) 1/48 of the total number of shares subject to the award will vest on a monthly basis thereafter.

On November 28, 2014, we entered into a stock option agreement with Mr. Carney granting him an option to purchase up to 4,700 shares of our common stock at an exercise price of $8.00 per share, the fair market value on the date that our board of directors approved the grant. The options vest as follows: (i) 1/4 of the total number of shares subject to the award will vest one year from the grant date and (ii) 1/36 of the remaining number of shares subject to the award will vest on a monthly basis thereafter.

Our Agreements with Ms. Anderson:

Our offer letter to Ms. Anderson dated November 1, 2013 provided for an annual base salary of $175,000 and an option under the 2013 Plan to purchase 20,000 shares of our common stock at an exercise price equal to the per share closing price on November 15, 2013, being the fair market value on such date. She would also be eligible for a one-time bonus of $50,000 if we successfully raised at least $10 million in a public offering of our common stock.

In addition to the offer letter, we entered into an executive employment agreement with Ms. Anderson dated as of November 15, 2013, for the position of Chief Financial Officer and Treasurer, which, in addition to her annual compensation as described in the offer letter, provided that she was eligible to receive an annual bonus and other annual incentive compensation that our board of directors adopted, as well as benefits that we made available to other employees. We also agreed to reimburse Ms. Anderson for reasonable expenses that she incurred in performing her duties.

If we terminated Ms. Anderson’s services for cause (whether during or at the end of an employment year), then we were obligated to pay her the sum of (i) her salary and bonuses, if any, through the date of termination, (ii) any earned but unused vacation time and paid time off (PTO), and (iii) any unreimbursed expenses. ”Cause” meant her (A) willful dishonesty or fraud with respect to our business affairs, (B) willful falsification of any employment or other of our records, (C) misappropriation of or intentional damage to our business or property, including the improper use or disclosure of our confidential or proprietary information, (D) conviction (including any plea of guilty or nolo contendere ) of a felony or crime that involved moral turpitude, (E) willful and continued failure to comply with our reasonable written directives after her receipt of written notice from us of such refusal and a reasonable opportunity to cure, or (F) the misappropriation of any corporate opportunity, or otherwise obtaining personal profit from any transaction which was adverse to our interests or to the benefits to which we are entitled.

If Ms. Anderson’s services terminated upon her death or disability, then (i) we were obligated to pay to her or her estate the same economic benefits as if her services were terminated for cause and (ii) she or her estate could also be granted (A) additional vesting of then-unvested stock or stock options, (B) a proportional amount of any earned and unpaid annual bonus based on her performance through the date of termination, and/or (C) severance payments. ”Disability” meant her inability to perform one or more of the essential functions of her job due to her physical or mental impairment, with or without reasonable accommodation as required by law, for any period aggregating more than 120 days in any 365-consecutive day period.

If we had terminated Ms. Anderson’s services for any other reason, then we were obligated to pay her (i) the same economic benefits as if her services were terminated for cause and (ii) monthly cash severance payments at her then-salary rate, each to be paid during the six-month period immediately following the termination date, subject to earlier termination in the event that she obtained new employment or engages (or assists any other person or entity to engage) in any activity competitive with our business. Further, if, during the six-month period immediately preceding or following a Change of Control (as hereinafter defined), we had terminated her employment without Cause, then all of her then-unvested outstanding options would have immediately vested. A ”Change of Control” was defined as when (i) any person became the beneficial owner of our securities that then represented 50% or more of the total voting power of our outstanding voting securities, unless such person was the beneficial owner of at least 20% of our voting power as of February 1, 2012, and did not become the beneficial owner of 80% or more of our voting power, (ii) we consummated the sale, exchange, lease, or other disposition of all or substantially all of our assets to a person or group of related persons, (iii) we consummated a merger, reorganization, recapitalization, consolidation, or similar transaction with any other corporation or other business entity, in one transaction or a series of related transactions (except one in which (A) the holders of our voting securities outstanding immediately before such transaction continued to hold at least 50% of the voting power in the surviving entity or (B) a transaction in which a single party (or a group of affiliated parties) acquired our voting securities and the holders of our voting securities immediately before the transaction did not dispose of a majority of their interests in us in connection with that transaction), or (iii) we dissolved or liquidated.

Ms. Anderson had the ability to terminate her employment relationship with us at any time and for any reason. Such resignation would not have become effective until the earlier of (i) 90 days after the date resignation notice was given to our board of directors or (ii) a date we specified. If Ms. Anderson did so, she agreed to make herself available to us during the 30-day period following her termination, without any compensation: (i) to facilitate an efficient transition of her job-related responsibilities and duties and (ii) to respond to questions from us regarding information and/or activities in which she had been engaged while employed by us.

Ms. Anderson tendered her resignation on June 30, 2014, which we accepted. We entered into an independent consulting agreement with Ms. Anderson on June 26, 2014, which governed her continued service to us as a paid consultant until August 31, 2014.

During her employment with us and for a period of the shorter of (i) 12 months after her termination or (ii) the number of months we employed Ms. Anderson, Ms. Anderson is subject to restrictive covenants that provide she will not: (i) call on, solicit, divert, interfere with or take away (or attempt to call on, solicit, divert or interfere with or take away) any of our projects, business, clients, customers or prospects with whom or with which Ms. Anderson had contact during her employment with us by promoting or selling services or products that compete with us or our affiliates; or (ii) solicit, influence or induce (or attempt to solicit, influence or induce) any employees as of her termination date with whom Ms. Anderson had direct contact during her employment with us.

The executive employment agreement also contains other restrictive covenants further prohibiting: (a) disparagement of us or our affiliates during her employment and thereafter, and (b) the use or disclosure of confidential business information during or at any time after termination of her employment.

In connection with the option granted under her executive employment agreement, we entered into a stock option agreement with Ms. Anderson, dated as of November 15, 2013. The agreement granted an option to purchase up to 20,000 shares of our common stock, at an exercise price equal to the fair market value of the common stock on the date her employment commenced. The options vested as follows: (i) 1/4 of the total number of shares subject to the award were to vest one year from the grant date and (ii) 1/48 of the total number of shares subject to the award were to vest on a monthly basis thereafter. On April 28, 2014, Ms. Anderson’s options were cancelled and reissued pursuant to the terms of the Stock Cancellation Agreement and Reissued Stock Option Agreement.

We also entered into a stock option agreement with Ms. Anderson in connection with Ms. Anderson’s participation in our voluntary wage reduction plan from May 16, 2014 to June 15, 2014, pursuant to the amendment to executive employment agreement with Ms. Anderson, dated May 23, 2014. The stock option agreement, dated May 13, 2014, granted Ms. Anderson an option to purchase 942 shares of our common stock at an exercise price of $24.00 per share. All the shares subject to Ms. Anderson’s option vested immediately on the date of grant.

Upon her resignation, all unvested options issued to Ms. Anderson were immediately cancelled. All vested options remained exercisable until November 30, 2014. On December 1, 2014, all unexercised options issued to Ms. Anderson were cancelled.

Outstanding Equity Awards at 2015 Fiscal Year-End

The following disclosure reflects all outstanding equity awards at the end of our 2015 fiscal year for each named executive officer, who served in such capacity as of December 31, 2015. All share figures and exercise prices noted in the following table and its footnotes are adjusted to give effect to the 1-for-50 reverse split of our issued and outstanding common stock on July 8, 2015, retroactively.

		Option Awards
		Number of securities underlying unexercised options (#)
Name	Grant Date	Exercisable		Unexercisable	Option Exercise Price ($)	Option Expiration Date (1)
Alain Castro	4/28/14	26,756	(2)	16,244	17.50	4/28/20
	5/13/14	6,460	(3)	—	24.00	5/13/20
	11/28/14	1,273	(4)	3,427	8.00	11/28/20

Boris Maslov	4/28/14	9,956	(2)	6,044	17.50	4/28/20
	5/13/14	6,460	(3)	—	24.00	5/13/20
	11/28/14	1,175	(4)	3,427	8.00	11/28/20

Domonic J. Carney	8/19/14	7,500	(4)	22,500	7.50	8/19/20
	11/28/14	1,175	(4)	3,427	8.00	11/28/20

Douglas A. Hamrin	4/28/14	9,956	(2)	6,044	17.50	4/28/20
	5/13/14	948	(3)	—	24.00	5/13/20
	10/03/14	3,750	(6)	6,250	12.50	7/01/23

(1)	All options granted in 2014 to officers expire six years from the grant date except that Mr. Hamrin’s October 2014 grant expires at the end of the option plan.
(2)	Options vest as follows: (i) 15% on the April 28, 2014 grant date and (ii) the remainder in equal monthly amounts over 36 months thereafter. All options may be exercised early for restricted shares that vest in accordance with the original option vesting schedule.
(3)	Options vested 100% on the May 13, 2014 grant date.
(4)	Options vest as follows: (i) 25% on November 28, 2015 and (ii) the remainder vest in equal monthly amounts over 36 months thereafter. All options may be exercised early for restricted shares that vest in accordance with the original option vesting schedule.
(5)	Options vest as follows: (i) 12.5% on February 19, 2015, (ii) 12.5% on August 19, 2015 and (iii) the remainder vest in equal monthly amounts over 36 months thereafter. All options may be exercised early for restricted shares that vest in accordance with the original option vesting schedule.
(6)	Options vest as follows: (i) 25% on October 3, 2015 and ii) the remainder vest in equal monthly amounts over 36 months thereafter. All options may be exercised early for restricted shares that vest in accordance with the original option vesting schedule.

Employee Benefit Plans

2015 Omnibus Incentive Plan

Introduction

On July 14, 2015, our board of directors adopted the 2015 Omnibus Incentive Award Plan, or the 2015 Plan. Our stockholders approved the 2015 Plan at our 2015 Annual Meeting of Stockholders held on August 28, 2015. As a result, the 2015 Plan replaced the 2013 Plan, and no new awards will be granted under the 2013 Plan. Any awards outstanding under the 2013 Plan as of August 28, 2015 remain subject to, and underlying shares will be issued under, the 2013 Plan, and any shares subject to outstanding awards under the 2013 Plan that subsequently cease to be subject to such awards (other than by reason of settlement of the awards in shares) will automatically become available for issuance under the 2015 Plan.

The principal features of the 2015 Plan are summarized below. This summary is qualified in its entirety by reference to the text of the 2015 Plan, which is filed as an exhibit to our annual report.

Share reserve

We have reserved 300,000 shares of our common stock for issuance under the 2015 Plan. In addition, any awards outstanding as of August 28, 2015 remain subject to and will be paid under the 2013 Plan and any shares then subject to outstanding awards under the 2013 Plan that subsequently expire, terminate or are surrendered or forfeited for any reason without issuance of shares will automatically become available for issuance under the 2015 Plan. Up to 300,000 shares may be granted as incentive stock options under Code Section 422. The shares of common stock issuable under the 2015 Plan will consist of authorized and unissued shares, treasury shares or shares purchased on the open market or otherwise.

If any award is canceled, terminates, expires or lapses for any reason prior to the issuance of shares or if shares are issued under the 2015 Plan and thereafter are forfeited to us, the shares subject to such awards and the forfeited shares will not count against the aggregate number of shares of common stock available for grant under the 2015 Plan. In addition, the following items will not count against the aggregate number of shares of common stock available for grant under the 2015 Plan: (1) the payment in cash of dividends or dividend equivalents under any outstanding award, (2) any award that is settled in cash rather than by issuance of shares of common stock, (3) shares surrendered or tendered in payment of the option price or purchase price of an award or any taxes required to be withheld in respect of an award or (4) awards granted in assumption of or in substitution for awards previously granted by an acquired company.

Administration

The 2015 Plan may be administered by our board of directors or the Compensation Committee. The Compensation Committee, in its discretion, selects the individuals to whom awards may be granted, the time or times at which such awards are granted and the terms and conditions of such awards.

Eligibility

Awards may be granted under the 2015 Plan to officers, employees, directors, consultants and advisors of our company and its affiliates. Incentive stock options may be granted only to employees of our company or its subsidiaries.

Awards

The 2015 Plan permits the granting of any or all of the following types of awards:

●	Stock Options. Stock options entitle the holder to purchase a specified number of shares of common stock at a specified price (the exercise price), subject to the terms and conditions of the stock option grant. The Compensation Committee may grant either incentive stock options, which must comply with Code Section 422, or nonqualified stock options. The Compensation Committee sets exercise prices and terms and conditions, except that stock options must be granted with an exercise price not less than 100% of the fair market value of our common stock on the date of grant (excluding stock options granted in connection with assuming or substituting stock options in acquisition transactions). Unless the Compensation Committee determines otherwise, fair market value means, as of a given date, the closing price of our common stock. At the time of grant, the Compensation Committee determines the terms and conditions of stock options, including the quantity, exercise price, vesting periods, term (which cannot exceed 10 years) and other conditions on exercise.

●	Stock Appreciation Rights. The Compensation Committee may grant SARs, as a right in tandem with the number of shares underlying stock options granted under the 2015 Plan or as a freestanding award. Upon exercise, SARs entitle the holder to receive payment per share in stock or cash, or in a combination of stock and cash, equal to the excess of the share’s fair market value on the date of exercise over the grant price of the SAR. The grant price of a tandem SAR is equal to the exercise price of the related stock option and the grant price for a freestanding SAR is determined by the Compensation Committee in accordance with the procedures described above for stock options. Exercise of a SAR issued in tandem with a stock option will reduce the number of shares underlying the related stock option to the extent of the SAR exercised. The term of a freestanding SAR cannot exceed 10 years, and the term of a tandem SAR cannot exceed the term of the related stock option.

●	Restricted Stock, Restricted Stock Units and Other Stock-Based Awards. The Compensation Committee may grant awards of restricted stock, which are shares of common stock subject to specified restrictions, and restricted stock units, or RSUs, which represent the right to receive shares of our common stock in the future. These awards may be made subject to repurchase, forfeiture or vesting restrictions at the Compensation Committee’s discretion. The restrictions may be based on continuous service with our company or the attainment of specified performance goals, as determined by the Compensation Committee. Stock units may be paid in stock or cash or a combination of stock and cash, as determined by the Compensation Committee. The Compensation Committee may also grant other types of equity or equity-based awards subject to the terms and conditions of the 2015 Plan and any other terms and conditions determined by the Compensation Committee.

●	Performance Awards. The Compensation Committee may grant performance awards, which entitle participants to receive a payment from us, the amount of which is based on the attainment of performance goals established by the Compensation Committee over a specified award period. Performance awards may be denominated in shares of common stock or in cash, and may be paid in stock or cash or a combination of stock and cash, as determined by the Compensation Committee. Cash-based performance awards include annual incentive awards.

Awards to Non-employee Directors

No more than $500,000 may be granted in equity-based awards during any one year to a non-employee member of our board of directors, based on the grant date fair value for accounting purposes in the case of stock options or SARs and based on the fair market value of our common stock underlying the award on the grant date for other equity-based awards. This limit does not apply to shares received by a non-employee director at his or her election in lieu of all or a portion of the director’s retainer for service on our board of directors.

No Repricing

Without stockholder approval, the Compensation Committee is not authorized to (1) lower the exercise or grant price of a stock option or SAR after it is granted, except in connection with certain adjustments to our corporate or capital structure permitted by the 2015 Plan, such as stock splits, (2) take any other action that is treated as a repricing under generally accepted accounting principles or (3) cancel a stock option or SAR at a time when its exercise or grant price exceeds the fair market value of the underlying stock, in exchange for cash, another stock option or SAR, restricted stock, RSUs or other equity award, unless the cancellation and exchange occur in connection with a change in capitalization or other similar change.

Clawback

All cash and equity awards granted under the 2015 Plan will be subject to all applicable laws regarding the recovery of erroneously awarded compensation, any implementing rules and regulations under such laws, any policies adopted by us to implement such requirements, and any other compensation recovery policies as may be adopted from time to time by us.

Change in Control

Under the 2015 Plan, in the event of a change in control (as defined in the 2015 Plan), outstanding awards will be treated in accordance with the applicable transaction agreement. If no treatment is provided for in the transaction agreement, each award holder will be entitled to receive the same consideration that stockholders receive in the change in control for each share of stock subject to the award holder’s awards, upon the exercise, payment or transfer of the awards, but the awards will remain subject to the same terms, conditions and performance criteria applicable to the awards before the change in control, unless otherwise determined by the Compensation Committee. In connection with a change in control, outstanding stock options and SARs can be cancelled in exchange for the excess of the per share consideration paid to stockholders in the transaction, minus the option or SARs exercise price.

Subject to the terms and conditions of the applicable award agreements, awards granted to non-employee directors will fully vest on an accelerated basis, and any performance goals will be deemed to be satisfied at target. For awards granted to all other service providers, vesting of awards will depend on whether the awards are assumed, converted or replaced by the resulting entity.

●	For awards that are not assumed, converted or replaced, the awards will vest upon the change in control. For performance awards, the amount vesting will be based on the greater of (1) achievement of all performance goals at the “target” level or (2) the actual level of achievement of performance goals as of our fiscal quarter end preceding the change in control, and will be prorated based on the portion of the performance period that had been completed through the date of the change in control.

●	For awards that are assumed, converted or replaced by the resulting entity, no automatic vesting will occur upon the change in control. Instead, the awards, as adjusted in connection with the transaction, will continue to vest in accordance with their terms and conditions. In addition, the awards will vest if the award recipient has a separation from service within two years after the change in control by us other than for “cause” or by the award recipient for “good reason” (each as defined in the applicable award agreement). For performance awards, the amount vesting will be based on the greater of (1) achievement of all performance goals at the “target” level or (2) the actual level of achievement of performance goals as of our fiscal quarter end preceding the change in control, and will be prorated based on the portion of the performance period that had been completed through the date of the separation from service.

Amendment and Termination of the 2015 Plan

Unless earlier terminated by our board of directors, the 2015 Plan will terminate, and no further awards may be granted, 10 years after the date on which it is approved by stockholders. Our board of directors may amend, suspend or terminate the 2015 Plan at any time, except that, if required by applicable law, regulation or stock exchange rule, stockholder approval will be required for any amendment. The amendment, suspension or termination of the 2015 Plan or the amendment of an outstanding award generally may not, without a participant’s consent, materially impair the participant’s rights under an outstanding award.

2013 Equity Incentive Award Plan

Introduction

On July 1, 2013, our board of directors adopted the 2013 Plan, which was subsequently approved by our stockholders. We subsequently amended the 2013 Plan on August 23, 2013 and March 25, 2015. The 2013 Plan authorizes us to grant non-qualified stock options and restricted stock purchase rights to purchase up to 420,000 shares of our common stock with vesting to employees (including officers) and other service providers. To date, all issuances under the 2013 Equity Incentive Award Plan have been stock options. No restricted shares have been issued under the 2013 Equity Incentive Award Plan. The 2013 Plan provides that it will expire after 10 years, unless sooner terminated by the provisions therein. On April 28, 2014, our board of directors approved a re-pricing of all outstanding employee and non-employee director stock options outstanding under the 2013 Plan. We canceled options to purchase 172,600 shares of our common stock at exercise prices between $50.00 and $77.00 per share and replaced them with options to purchase 172,600 shares of our common stock at $17.50 per share. Our board of directors recently adopted the 2015 Plan and at the 2015 Annual Meeting of Stockholders held on August 28, 2015, our stockholders approved the 2015 Plan. Accordingly, we no longer will make award grants under plans in existence prior to the 2015 Plan, including the 2013 Plan.

The principal features of the 2013 Plan are summarized below. This summary is qualified in its entirety by reference to the text of the 2013 Plan, which is filed as an exhibit to our annual report.

Share reserve

We initially reserved 280,000 shares of our common stock for issuance under the 2013 Plan. On March 25, 2015, we increased the number of shares of common stock available for issuance under the 2013 Plan from 280,000 to 420,000. If any option or stock purchase rights granted under the 2013 Plan expire or become unexercisable without having been exercised in full, or are otherwise surrendered pursuant to an option exchange program (whereby outstanding options are exchanged for options with a lower exercise price), the unpurchased shares subject thereto become available for future grant or sale under the 2013 Plan, unless the 2013 Plan has been terminated. Additionally, if shares of restricted stock granted under the 2013 Plan are repurchased us at their original purchase price, such shares become available for future grant under the 2013 Plan.

Administration

Our board of directors administers the 2013 Plan. Subject to the provisions of the 2013 Plan and, subject to the approval of any relevant authorities, the administrator has the power to: (i) determine fair market value; (2) select the employees, directors or consultants to whom options and/or stock purchase rights may be granted; (3) determine the number of shares subject to each award; (4) approve the forms of agreements for use under the 2013 Plan; (5) determine the terms and conditions of options and stock purchase rights granted under the 2013 Plan; (6) determine whether and when options may be settled in cash; (7) initiate an option exchange program; (8) prescribe, amend and rescind rules and regulations relating to the 2013 Plan; (9) allow optionees to satisfy withholding tax obligations by electing to direct us to withhold shares issuable upon exercise; and (10) construe and interpret the terms of the 2013 Plan and awards granted thereunder.

Eligibility.

Awards may be granted under the 2013 Plan employees, directors or consultants. Incentive stock options may be granted only to employees of our company or its subsidiaries.

Awards

The 2013 Plan provides that our board of directors, or a committee of directors appointed by the board of directors, may grant stock options and stock purchase rights. Each award will be set forth in a separate agreement with the person receiving the award and will indicate the type, terms and conditions of the award.

●	Incentive Stock Options. Incentive stock options are designed to qualify as an incentive stock option within the meaning of Code Section 422. In the case of an incentive stock option granted to an individual who owns more than 10% of the total combined voting power of all classes of our capital stock, the 2013 Plan provides that the exercise price must be at least 110% of the fair market value of a share of common stock on the date of grant and must expire five years from the date of its grant.

●	Nonstatutory Stock Options. Nonstatutory stock options are options that are not intended to qualify as incentive stock options. To the extent the aggregate fair market value of shares with respect to which incentive stock options are exercisable for the first time by an optionee during any calendar year exceeds $100,000, such options are treated as nonstatutory stock options. The 2013 Plan also provides that the exercise price of a nonstatutory stock option can be no less than 100% of the fair market value of a share of common stock on the date of its grant.

●	Restricted Stock. Restricted stock are shares of common stock acquired pursuant to a grant of a stock purchase right. Stock purchase rights may be issued alone, in addition to, or in tandem with other awards granted under the 2013 Plan and/or cash awards made outside the 2013 Plan. Unless the administrator decides otherwise, the restricted stock purchase agreement governing such grant will provide us a repurchase option exercisable upon the termination of the purchaser’s service with us for any reason.

Amendment and Termination of the 2013 Plan

Our board of directors may amend, alter, suspend or terminate the 2013 Plan. However, we will obtain stockholder approval of any amendment to the 2013 Plan to the extent necessary and desirable to comply with any applicable law, regulation or stock exchange rule. If not terminated earlier by the board of directors or a committee thereof, the 2013 Plan will terminate on the tenth anniversary of the date of its adoption by our board of directors, unless sooner terminated pursuant to the provisions thereof.

401(k) Plan

We maintain a defined contribution plan, or 401(k) Plan, for the benefit of employees. Participation in the 401(k) plan is at the discretion of each employee and is subject to the rules and regulations of the Internal Revenue Service. The 401(k) Plan is administered by the trustees of the 401(k) Plan consisting of our President and CFO. We have the option, but not the obligation, to provide a matching contribution. To date, we have not made any matching contributions to the 401(k) Plan.

Limitation of Liability and Indemnification Matters

Our certificate of incorporation and our bylaws, upon consummation of the offering contemplated hereby, will contain provisions indemnifying our directors and officers to the fullest extent permitted by law. Additionally, we have entered into indemnification agreements with each of our directors that may, in some cases, be broader than the specific indemnification provisions contained under Delaware law.

As permitted by Delaware law, our certificate of incorporation will provide that no director will be liable to us or our stockholders for monetary damages due to breach of certain fiduciary duties as a director. The effect of this provision is to restrict our rights and the rights of our stockholders in derivative suits to recover monetary damages against a director due to breach of certain fiduciary duties as a director, except that a director will be personally liable for:

●	any breach of the director’s duty of loyalty to us or our stockholders;

●	acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

●	the payment of dividends or the redemption or purchase of stock in violation of Delaware law; or

●	any transaction from which the director knowingly derived an improper personal benefit.

To the extent that our directors, officers and controlling persons are indemnified under the provisions contained in our certificate of incorporation, Delaware law, or contractual arrangements against liabilities arising under the Securities Act we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Director Compensation

The following table provides 2015 compensation information for our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	Total ($)

Michael J. Hammons(3)	—	—	—	—
Bennet P. Tchaikovsky(4)	40,000	—	—	40,000
Jeffrey Horn(5)	40,000	—	—	40,000
Ian Copeland(6)	40,000	—	—	40,000
Eric Helenek(7)(8)	30,000	—	54,615	84,615

(1)	All share figures and exercise prices noted in the footnotes to this table are adjusted to give effect to the 1-for-50 reverse split of our issued and outstanding common stock on July 8, 2015, retroactively.

(2)	The amounts shown in this column represent the aggregate grant date fair value of stock options granted in the year computed in accordance with FASB ASC Topic 718. These amounts are not paid to or realized by the Director. See Note 12 of the notes to our audited consolidated financial statements for a discussion of valuation assumptions made in determining the grant date fair value and compensation expense of our stock options.

(3)	Mr. Hammons serves as our Chairman of our board of directors and has served as our Nominating and Corporate Governance Committee Chairman since July 14, 2015. On November 28, 2014, we entered into a stock option agreement with Mr. Hammons dated as of November 28, 2014 to purchase 6,000 shares of our common stock at an exercise price per share of $8.00. The agreement provides for the option to vest as follows: (i) 1/2 of the total number of shares on the grant date, and (ii) 1/18 of the total number of shares each month thereafter.

(4)	Mr. Tchaikovsky has served as a Director and as our Audit Committee Chairman since November 2013. Beginning in April 2014, we began to pay Mr. Tchaikovsky an annual fee of $40,000. On November 22, 2013, we issued Mr. Tchaikovsky an option to purchase 5,000 shares of our common stock at an exercise price per share of $76.00. On April 28, 2014, we cancelled these options and issued Mr. Tchaikovsky an option to purchase 5,000 shares of our common stock at an exercise price per share of $17.50, with 15% of the grant vesting on the grant date and the remainder vesting over 36 months.

(5)	Mr. Horn has served as a Director since May 2014 and is paid an annual fee of $40,000. On May 28, 2014, we issued Mr. Horn an option to purchase 6,000 shares of our common stock at an exercise price per share of $22.00, vesting ratably over 36 months.

(6)	Mr. Copeland has served as a Director since December 2014 and as our Compensation Committee Chairman since July 14, 2015 and is paid an annual fee of $40,000. On November 28, 2014, we issued Mr. Copeland an option to purchase 6,000 shares of our common stock at an exercise price per share of $8.00, vesting ratably over 36 months.

(7)	Mr. Helenek has served as a Director since May 2015 and is paid an annual fee of $40,000. On May 18, 2015, we issued Mr. Helenek an option to purchase 6,000 shares of our common stock at an exercise price per share of $9.50, with 1/4 of the grant vesting on May 18, 2016 and 1/48 of the grant vesting ratably each month thereafter.

(8)	Mr. Helenek resigned from our board of directors effective March 30, 2016. Mr. Helenek’s resignation from our board of directors was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

We have the following agreements with our directors for their services on our board of directors. All share figures and exercise prices for our common stock (but not the share and per share amounts for the common stock of Ener-Core Power, Inc.) noted in the following summaries are adjusted to give effect to the 1-for-50 reverse split of our issued and outstanding common stock on July 8, 2015, retroactively:

Our Agreement with Mr. Tchaikovsky:

On November 22, 2013, Mr. Tchaikovsky accepted his appointment to our board of directors and as Chairman of our Audit Committee pursuant to our offer letter dated November 10, 2013. The offer letter provides for the grant of an option under the 2013 Plan to purchase 5,000 shares of our common stock at an exercise price equal to the per share closing price on November 25, 2013 (as adjusted for the 1-for-50 reverse split), being the fair market value on such date. In addition to the shares granted, the offer letter contemplates an annual director’s fee of $40,000, subject to annual reviews by the Compensation Committee, approval by our board of directors and approval of the stockholders as appropriate. We also agreed to reimburse Mr. Tchaikovsky for reasonable travel expenses incurred to attend board of directors meetings, and to indemnify him in his capacity as a director to the fullest extent permissible.

In connection with the option granted under the offer letter, we entered into a stock option agreement with Mr. Tchaikovsky, dated as of November 25, 2013, pursuant to which we granted Mr. Tchaikovsky an option to purchase 5,000 shares of our common stock. The agreement provides that the option vests as follows: (i) 1/4 of the total number of shares subject to the award will vest one year from the grant date, and (ii) 1/48 of the total number of shares subject to the award will vest on a monthly basis thereafter.

Our Agreement with Mr. Horn:

On May 28, 2014, Mr. Horn accepted his appointment to our board of directors pursuant to our offer letter dated May 19, 2014. The offer letter provides for the grant of an option under the 2013 Plan to purchase 6,000 shares of our common stock at an exercise price equal to the per share closing price on May 28, 2014 (as adjusted for the 1-for-50 reverse split), the fair market value on such date. In addition to the shares granted, the offer letter contemplates an annual director’s fee of $40,000 payable monthly, although such fee is not guaranteed. We also agreed to reimburse Mr. Horn for reasonable travel expenses incurred to attend board of directors meetings, and to indemnify him in his capacity as a director to the fullest extent permissible.

In connection with the option granted under the offer letter, we entered into a stock option agreement with Mr. Horn, dated as of May 28, 2014, pursuant to which we granted Mr. Horn an option to purchase 6,000 shares of our common stock, at an exercise price of $22.00 per share, the fair market value on the date our board of directors approved the grant. The agreement provides for 1/36 of the total number of shares subject to the award to vest each month beginning June 28, 2014.

Our Agreement with Mr. Copeland:

On December 1, 2014, Mr. Copeland accepted his appointment to our board of directors pursuant to our offer letter dated November 24, 2014. The offer letter provides for the grant of an option under the 2013 Plan to purchase 6,000 shares of our common stock at an exercise price equal to the per share closing price on November 28, 2014 (as adjusted for the 1-for-50 reverse split), the fair market value on such date. In addition to the shares granted, the offer letter contemplates an annual director’s fee of $40,000, payable monthly, although such fee is not guaranteed. We also agreed to reimburse Mr. Copeland for reasonable travel expenses incurred to attend board of directors meetings, and to indemnify him in his capacity as a director to the fullest extent permissible.

In connection with the option granted under the offer letter, we entered into a stock option agreement with Mr. Copeland, dated as of November 28, 2014, pursuant to which we granted Mr. Copeland an option to purchase 6,000 shares of our common stock, at an exercise price of $8.00 per share, the fair market value on the date our board of directors approved the grant. The agreement provides for 1/36 of the total number of shares subject to the award to vest each month beginning January 1, 2015.

Our Agreement with Mr. Hammons:

As compensation for his services as a director and Chairman of our board of directors, on November 28, 2014, the board of directors granted Mr. Hammons an option under the 2013 Plan to purchase 6,000 shares of our common stock, at an exercise price equal to the per share closing price on November 28, 2014, the fair market value on such date. Immediately thereafter, we entered into a stock option agreement with Mr. Hammons, dated November 28, 2014, granting Mr. Hammons an option to purchase 6,000 shares of our common stock, at an exercise price of $8.00 per share, the fair market value on the date our board of directors approved the grant. The agreement provides that the option vests as follows: (i) 1/2 of the total number of shares subject to the award will vest one year from the grant date, and (ii) 1/18 of the remaining number of shares subject to the award will vest on a monthly basis thereafter, beginning January 1, 2015.

Our Agreement with Mr. Helenek:

On May 18, 2015, Mr. Helenek accepted his appointment to our board of directors pursuant to our offer letter of the same date. The offer letter provides for the grant of an option under the 2013 Plan to purchase 6,000 shares of our common stock at an exercise price equal to the per share closing price on May 18, 2015, the fair market value on such date. In addition to the shares granted, the offer letter contemplates an annual director’s fee of $40,000 payable monthly, although such fee is not guaranteed. We also agreed to reimburse Mr. Helenek for reasonable travel expenses incurred to attend board of directors meetings, and to indemnify him in his capacity as a director to the fullest extent permissible.

In connection with the option granted under the offer letter, we entered into a stock option agreement with Mr. Helenek, dated as of May 18, 2015, granting Mr. Helenek an option to purchase 6,000 shares of our common stock at an exercise price of $9.50 per share, the fair market value on the date our board of directors approved the grant. The agreement provides that the option vests as follows: (i) 1/4 of the total number of shares subject to the award will vest one year from the grant date, and (ii) 1/36 of the remaining number of shares subject to the award will vest on a monthly basis thereafter. Mr. Helenek resigned from our board of directors effective March 30, 2016. None of the options granted were vested upon his resignation. Mr. Helenek’s resignation from our board of directors was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	308,464	$13.61	300,000
Equity compensation plans not approved by security holders	80,794	$28.84	—
Total	389,248	$16.77	300,000

Our 2013 Plan was adopted by our Board and approved by our stockholders in June 2013. The 2013 Plan provides for the granting to employees of incentive stock options and for the granting to any individual selected by our Board of non-qualified stock options or stock purchase rights. On July 15, 2015, our board of directors approved the 2015 Omnibus Incentive Plan, or the 2015 Plan, which was approved by our stockholders on August 28, 2015. The 2015 Plan authorizes us to grant up to 300,000 shares of our common stock and is intended to replace the 2013 Equity Incentive Plan. The 2015 Plan permits the granting of any or all of the following types of awards: incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards, and performance awards payable in a combination of cash and company shares. There were no awards granted under the 2015 plan as of December 31, 2015. With the adoption of the 2015 Plan, we are prohibited from issuing any additional securities under the 2013 Plan.

Under our 2015 Plan, on the date of the grant, the exercise price of incentive stock options must equal at least 100% of the fair market value, or 110% of the fair market value with respect to optionees who own more than 10% of the total combined voting power of all classes of stock. On the date of the grant, the exercise price of non-qualified stock options must equal at least 100% of the fair market value. The fair market value is (i) the closing price of our common stock on the last market trading day prior to the grant of the award, if our common stock is listed on an established stock exchange, (ii) the arithmetic mean of our high bid and low asked stock prices on the last market trading day prior to the grant of the award, if our common stock is regularly quoted by a recognized securities dealer, but selling prices are not reported, or (iii) if our common stock is not publicly traded or quoted, by our Board in good faith and consistent with the definition of fair market value under the regulations promulgated under Section 409A of the Internal Revenue Code of 1986.

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

Stock purchase rights granted under the plan are subject to the same terms and restrictions as the option grants and may be granted independent of, or in connection with, the grant of options. Our Board determines the price of stock purchase rights. Unless otherwise determined by our Board, the relevant restricted stock purchase agreement will also grant to us a right of repurchase.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 12, 2016 for: (i) each person known by us to own beneficially more than 5% of our common stock; (ii) each of our directors; (iii) each of our named executive officers; and (iv) all of our directors and executive officers as a group, as adjusted to give effect to the 1-for-50 reverse split of our issued and outstanding common stock on July 8, 2015, retroactively. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the beneficial owners named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 3,785,216 shares of common stock outstanding as of April 12, 2016.

The number of shares of common stock owned are those “beneficially owned” as determined under the rules of the SEC, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock that the person has the right to acquire within 60 days of April 12, 2016 through the exercise of any option, warrant, or right. We did not deem those shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned
Alain J. Castro(2)	47,124	1.23%
Boris A. Maslov(3)	15,024	*
Domonic J. Carney(4)	22,457	*
Michael J. Hammons(5)	7,168	*
Christopher J. Brown(6)	2,934	*
Bennet P. Tchaikovsky(7)	3,702	*
Jeff Horn(8)	5,168	*
Ian Copeland(9)	3,834	*
Douglas A. Hamrin(10)	21,353	*
All directors and executive officers as a group (9 persons)(11)	128,764	3.40%

Five Percent Beneficial Owners:
SAIL Exit Partners, LLC(12)	586,005	15.48%
SAIL Pre-Exit Acceleration Fund, LP(13)	5,232	*
Jeneration Capital Master Fund(14)	375,000	9.91%
Like Capital Limited(15)	696,056	18.39%

* Less than 1%

(1)	Unless otherwise noted, the business address for each holder is c/o Ener-Core, Inc., 9400 Toledo Way, Irvine, California 92618.
(2)

Consists of 6,667 shares purchased on September 22, 2014 in conjunction with our September 2014 PIPE transaction, 500 shares purchased from Dr. Maslov and 39,957 shares of common stock underlying options that are exercisable within 60 days of April 12, 2016. Does not include 14,203 shares of common stock underlying options that are not exercisable within 60 days of April 12, 2016. These stock options were granted to Mr. Castro on April 15, 2014, May 13, 2014 and November 28, 2014.

(3)

Consists of 15,024 shares of common stock underlying options that are exercisable within 60 days of April 12, 2016. Does not include 7,190 shares of common stock underlying options that are not exercisable within 60 days of April 12, 2016. These stock options were granted to Dr. Maslov on April 15, 2014, May 13, 2014 and November 28, 2014.

(4)

Consists of 4,000 shares of common stock issued to Charles Schwab & Co. Inc. FBO Domonic Carney IRA and 2,667 shares issued to Charles Schwab & Co. Inc. FBO Domonic Carney Roth IRA, as to which Mr. Carney holds voting and investment power. These shares were issued in conjunction with the September 2014 PIPE. Consists of 1,000 shares of common stock purchased from Dr. Maslov on May 8, 2015. Consists of 14,790 shares of common stock underlying options that are exercisable within 60 days of April 12, 2016. Does not include 19,910 shares of common stock underlying options that are not exercisable within 60 days of April 12, 2016. These stock options were granted to Mr. Carney on August 19, 2014 and November 28, 2014.

(5)

Consists of the 1,334 shares issued in conjunction with the September 2014 PIPE and 5,834 shares of common stock underlying options that are exercisable within 60 days of April 12, 2016. Does not include 166 shares of common stock underlying options that are not exercisable within 60 days of April 12, 2016. These stock options were granted to Mr. Hammons on November 28, 2014. Mr. Hammons’ business address is 1567 Buckeye Court, San Luis Obispo, CA 93401.

(6)

Consists of 1,334 shares of common stock issued to Dr. Brown as an individual and 1,600 shares issued to Christopher J. Brown Contributing IRA, issued in connection with the September 2014 PIPE, as to which Dr. Brown holds voting and investment power. Dr. Brown’s business address is 3161 Michelson Drive, Suite 750, Irvine, California 92612.

(7)

Consists of 3,702 shares of common stock underlying options that are exercisable within 60 days of April 12, 2016. Does not include 1,298 shares of common stock underlying options that are not exercisable within 60 days of April 12, 2016. These stock options were granted to Mr. Tchaikovsky on April 15, 2014. Mr. Tchaikovsky’s business address is 6571 Morningside Drive, Huntington Beach, California 92648.

(8)

Consists of the 1,334 shares issued to Mr. Horn in conjunction with the September 2014 PIPE. Also consists of 3,834 shares of common stock underlying options that are exercisable within 60 days of April 12, 2016. Does not include 2,166 shares of common stock underlying options that are not exercisable within 60 days of April 12, 2016. These stock options were granted to Mr. Horn on May 28, 2014. Mr. Horn’s business address is 703 Hollybriar Lane, Naples, Florida 34108.

(9)

Consists of 1,000 shares of common stock purchased from Dr. Maslov on May 8, 2015. Consists of 2,834 shares of common stock underlying options that are exercisable within 60 days of April 12, 2016. Does not include 3,166 shares of common stock underlying options that are not exercisable within 60 days of April 12, 2016. These stock options were granted to Mr. Copeland on November 28, 2014. Mr. Copeland’s business address is 13007 Mimosa Farm Court, Rockville, Maryland 20850.

96

(10)

Consists of 5,550 shares of common stock. Consists of 15,803 shares of common stock underlying options that are exercisable within 60 days of April 12, 2016. Does not include 7,697 shares of common stock underlying options that are not exercisable within 60 days of April 12, 2016. These stock options were granted to Mr. Hamrin on April 15, 2014, May 13, 2014 and October 3, 2014.

(11)	Includes 101,778 shares of common stock underlying options that are exercisable within 60 days of April 12, 2016.
(12)

F. Henry Habicht II and Walter L. Schindler are the managers of SAIL Exit Partners, LLC and are deemed to have shared voting and investment power with respect to the shares of common stock owned by SAIL Exit Partners, LLC. SAIL Exit Partners, LLC’s business address is 3161 Michelson Drive, Suite 750, Irvine, California 92612.

(13)

SAIL Capital Partners, LLC is the general partner and management company of SAIL Pre-Exit Acceleration Fund, LP. F. Henry Habicht II and Walter L. Schindler are the managing partners of SAIL Capital Partners, LLC and are deemed to have shared voting and investment power with respect to the shares of common stock owned by SAIL Pre-Exit Acceleration Fund, LP. SAIL Capital Partners, LLC’s business address is 3161 Michelson Drive, Suite 750, Irvine, California 92612.

(14)

Consists of 250,000 shares of common stock and 125,000 shares of common stock issuable upon exercise of the December 2015 Warrant, which is exercisable within 60 days of April 12, 2016. These reported securities are subject to a 9.99% beneficial ownership limitation, as set forth in the December 2015 Warrant. As such, Jeneration Capital Master Fund cannot exercise the December 2015 Warrant if Jeneration Capital Master Fund would beneficially own, after such exercise, more than 9.99% of the outstanding shares of our common stock. The percentage set forth in the table above assumes that the exercise of the December 2015 Warrant is subject to such 9.99% limitation. Jeneration Capital Management serves as the investment manager of Jeneration Capital Master Fund and may be deemed to have beneficial ownership of the shares of common stock and shares of common stock underlying the December 2015 Warrant (subject to the 9.99% beneficial ownership limitation) owned by Jeneration Capital Master Fund. Jimmy Ching-Hsin Chang is the principal of Jeneration Capital Management and may be deemed to have beneficial ownership of the shares of common stock and shares of common stock underlying the December 2015 Warrant (subject to the 9.99% beneficial ownership limitation) owned by Jeneration Capital Master Fund. Mr. Chang disclaims any beneficial ownership of any such shares of our common stock. Jeneration Capital Master Fund’s business address is c/o Jeneration Capital Advisors (Hong Kong) Limited, 20/F, One IFC, 1 Harbour View Street, Central, Hong Kong.

(15)	Ma Chi Wing Wendy is the Managing Director of Like Capital Limited and is deemed to have sole voting and investment power with respect to the shares of common stock owned by Like Capital Limited. Like Capital Limited’s business address is New World Tower 1, 23rd Floor, 18 Queens Road Central, Hong Kong.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Other than compensation arrangements, we describe below transactions and series of similar transactions, since January 1, 2014, to which we were a party, in which:

●	The amounts involved exceeded or will exceed the lesser of $120,000 or one percent (1%) of our average total assets at year end for the last two completed fiscal years; and

●	Any of our directors, executive officers, or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, any of the foregoing persons, who had or will have a direct or indirect material interest.

All share and per share amounts applicable to our common stock from transactions that occurred subsequent to the July 1, 2013 reverse merger in the following summaries of related party transactions have been adjusted to reflect the 1-for-50 reverse split of our issued and outstanding common stock on July 8, 2015, retroactively. The share and per share amounts related to transactions undertaken by our wholly-owned predecessor subsidiary, Ener-Core Power, Inc. (a private entity prior to the July 1, 2013 reverse merger), have not been adjusted to account for the 1-for-50 reverse split of our issued and outstanding common stock on July 8, 2015 and are presented as the transactions originally occurred.

September 2014 Private Placement

On September 22, 2014, we sold and issued 26,666,658 shares (adjusted to approximately 533,334 shares post-split) of our common stock to 36 accredited investors at $0.15 per share (adjusted to $7.50 per share post-split), referred to as the September 2014 PIPE. The following officers and directors participated in the September 2014 PIPE, in which they purchased the number of shares listed adjacent to their name and waived their right to register their shares under the Registration Rights Agreement in connection with that offering.

Name	Position with Company	Number of Shares Purchased in September 2014 Private Placement	Number of Shares Purchased, As Adjusted for 1-for-50 Reverse Split	Aggregate Purchase Price ($)
Alain J. Castro	Director and Chief Executive Officer	333,333	6,667	50,000
Domonic J. Carney	Treasurer and Chief Financial Officer	333,340	6,667	50,001
Michael J. Hammons	Director	66,667	1,334	10,000
Christopher J. Brown	Director	146,667	2,934	22,000
Jeffrey A. Horn	Director	66,667	1,334	10,000

Indemnification Agreements

Our certificate of incorporation and our bylaws require us to indemnify our directors to the fullest extent permitted by Delaware law. In addition, we have entered indemnification agreements with each of our directors and officers. For more information regarding these agreements, see “Executive and Director Compensation—Limitation of Liability and Indemnification Matters.”

Policies and Procedures for Related Party Transactions

Although our board of directors has not adopted a written policy or procedure for the review, approval and ratification of related person transactions, the charter of the Audit Committee provides that the Audit Committee is responsible for reviewing and approving, on an ongoing basis, any proposed transaction with any related person for which disclosure and/or approval is required under applicable law, including pursuant to rules promulgated by the SEC. Currently, this review and approval requirement applies to any transaction to which we will be a party, in which the amount involved exceeds $120,000, and in which any of the following persons will have a direct or indirect material interest: (a) any of our directors or executive officers; (b) any director nominee; (c) any security holder who is known to us to own, of record or beneficially, five percent or greater of any class of our voting securities; or (d) any member of the immediate family (as defined in Item 404 of Regulation S-K) of any of the persons described in the foregoing clauses (a)–(c).

In the event that management becomes aware of any related party transaction, management will present information regarding such transaction to the Audit Committee for review and approval. In addition, the Audit Committee periodically reviews and considers with management the disclosure requirements relating to transactions with related persons and the potential existence of any such transaction.

Director Independence

Based upon information submitted by Messrs. Hammons, Horn, Tchaikovsky, and Copeland, our board of directors has determined that each of them is “independent” for purposes of our Corporate Governance Guidelines, with reference to the relevant rules of the national securities exchanges in the United States, although such definitions do not currently apply to us because our securities are not listed on a national securities exchange. Messrs. Castro and Brown are not independent directors. Under the Corporate Governance Guidelines, no director will be considered “independent” unless our board of directors affirmatively determines that the director has no direct or indirect material relationship with our company.

Our board of directors has three separate standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. None of the members of our board of directors’ standing committees are or have been our officers or employees, and each member of each Committee qualifies as an independent director as defined by relevant rules of the national securities exchanges in the United States. Each member of the Audit Committee also qualifies as an independent director as defined by Section 10A(m) of the Exchange Act and Rule 10A-3 thereunder. Our board of directors has determined that each current member of each committee meets the requirements for “independence” under our Corporate Governance Guidelines, and that each member is free of any relationship that would impair his individual exercise of independent judgment with regard to our company.

We have made each of our committee charters and our Corporate Governance Guidelines available on our website at http://ir.ener-core.com/governance-docs.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our principal independent auditor in 2013 and until December 1, 2014 was Kelly & Company, or Kelly, whom we engaged on July 1, 2013. Services in 2015 related primarily to fees relating to auditor consent on our S-1 registration statement. The following table shows the fees for audit and other services provided by Kelly in relation to our 2015 and 2014 fiscal years:

	2015	2014
Audit Fees (1)	$—	$89,000
Audit-related Fees (2)	29,000	10,000
Tax Fees (3)	—	—
All Other Fees (4)	—	4,000
Total	$29,000	$103,000

Our principal independent auditor in 2015 was SingerLewak, LLP who was engaged on December 1, 2014. SingerLewak, LLP received no fees in 2014.

2015
Audit Fees (1)	$90,000
Audit-related Fees (2)	142,000
Tax Fees (3)	—
All Other Fees (4)	—
Total	$232,000

(1)	Audit Fees—This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-Related Fees—This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and services performed for SEC registration statements

(3)	Tax Fees—This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees—This category consists of fees for other miscellaneous items.

Pre-Approval Policies and Procedures of the Board of Directors

Our Board approved the engagement of our independent auditors for 2015 and 2014, and also pre-approved all audit and non-audit expenses.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements.

See Index to Financial Statements and Schedule on page F-1.

(2)	Financial Statement Schedules.

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3)	Exhibits.

The following exhibits are filed (or incorporated by reference herein) as part of this report:

			Incorporated by Reference
Exhibit				Filing		Filed
Number	Description of Exhibit	Form	File No.	Date	Exhibit	Herewith
2.1	Plan of Conversion of the Registrant, effective September 3, 2015	8-K	000-55400	9/3/15	2.1

3.1	Certificate of Incorporation, effective September 3, 2015	8-K	000-55400	9/3/15	3.3

3.2	Bylaws, adopted effective September 3, 2015	8-K	000-55400	9/3/15	3.4

3.3	Articles of Conversion of the Registrant, effective September 3, 2015	8-K	000-55400	9/3/15	3.1

3.4	Certificate of Conversion of the Registrant, effective September 3, 2015	8-K	000-55400	9/3/15	3.2

4.1	Specimen common stock certificate	S-1	333-205916	11/5/15	4.1

4.2	Registration Rights Agreement, dated September 18, 2014, between the Registrant and certain investors	8-K	333-173040	9/19/14	10.2

4.3	Form of Warrant to Purchase Common Stock, dated November 26, 2014, issued by the Registrant to certain consultants	S-1/A	333-205916	9/18/15	4.3

4.4	Warrant to Purchase Common Stock, dated December 1, 2014, issued to Rufus Dufus, LLC	10-K	000-55400	3/31/15	4.9

4.5	Warrant to Purchase Common Stock, dated December 1, 2014, issued to Dylana Dreams, LLC	10-K	000-55400	3/31/15	4.10

4.6	Warrant to Purchase Common Stock, dated December 16, 2014, issued to Island Pickle, LLC	10-K	000-55400	3/31/15	4.11

4.7	Warrant to Purchase Common Stock, dated December 16, 2014, issued to Pilly Boy, LLC	10-K	000-55400	3/31/15	4.12

			Incorporated by Reference
Exhibit			File	Filing		Filed
Number	Description of Exhibit	Form	No.	Date	Exhibit	Herewith
4.8	Registration Rights Agreement, dated May 1, 2015, between the Registrant and certain investors	8-K	000-55400	5/1/15	10.2

4.9	Form of Senior Secured Note, dated April 23, 2015, issued by the Registrant to certain investors	8-K	000-55400	4/23/15	4.1

4.10	Form of Warrant to Purchase Common Stock, dated April 23, 2015, issued by the Registrant to certain investors	8-K	000-55400	4/23/15	4.2

4.11	Form of Senior Secured Note, dated May 7, 2015, issued by the Registrant to certain investors	8-K	000-55400	5/7/15	4.1

4.12	Form of Warrant to Purchase Common Stock, dated May 7, 2015, issued by the Registrant to certain investors	8-K	000-55400	5/7/15	4.2

4.13	Form of Warrant issued in support of Backstop Security Support Agreement, dated November 2, 2015	8-K	000-55400	11/3/15	4.1

4.14	Form of Amendment to Senior Secured Notes issued in April 2015, effective November 2, 2015	8-K	000-55400	11/3/15	4.2

4.15	Form of Amendment to Senior Secured Notes issued in May 2015, effective November 2, 2015	8-K	000-55400	11/3/15	4.3

4.16	Form of Second Amendment to Senior Secured Notes issued in April 2015, effective December 7, 2015	S-1	333-205916	12/7/15	4.16

4.17	Form of Second Amendment to Senior Secured Notes issued in May 2015, effective December 7, 2015	S-1	333-205916	12/7/15	4.17

4.18	Form of Warrant to Purchase Common Stock, dated December 31, 2015, issued by the Registrant to certain investors	8-K	001-37642	12/31/15	4.1

4.19	Form of Additional Warrant to Purchase Common Stock, dated December 30, 2015	8-K	001-37642	12/31/15	4.2

4.20	Form of Third Amendment to Senior Secured Notes issued in April 2015, effective as of December 30, 2015	8-K	001-37642	12/31/15	4.3

4.21	Form of Third Amendment to Senior Secured Notes issued in May 2015, effective as of December 30, 2015	8-K	001-37642	12/31/15	4.4

4.22	Form of Additional Warrant to Purchase Common Stock, dated March 31, 2016	8-K	001-37642	4/5/16	4.1

4.23	Form of Fourth Amendment to Senior Secured Notes issued in April 2015, effective as of March 31, 2016	8-K	001-37642	4/5/16	4.2

			Incorporated by Reference
Exhibit			File	Filing		Filed
Number	Description of Exhibit	Form	No.	Date	Exhibit	Herewith
4.24	Form of Fourth Amendment to Senior Secured Notes issued in May 2015, effective as of March 31, 2016	8-K	001-37642	4/5/16	4.3

4.25	Amendment to Registration Rights Agreement, dated December 30, 2015, between the Registrant and certain investors, effective as of April 4, 2016	8-K	001-37642	4/5/16	10.3

10.1+	Form of Indemnification Agreement for Directors and Officers	S-1	333-205916	11/5/15	10.1

10.2+	2013 Equity Incentive Plan, as amended on March 25, 2015	8-K	000-55400	3/30/15	10.7(b)

10.3+	2015 Omnibus Incentive Plan, as adopted by the Registrant’s board of directors on July 14, 2015 and approved by the Company’s stockholders on August 28, 2015	DEF 14A	000-55400	7/15/15	App. A

10.4+	Executive Employment Agreement, dated April 25, 2013, between FlexPower Generation, Inc. and Alain J. Castro	8-K	333-173040	7/10/13	10.4

10.5+	Amendment to Executive Employment Agreement, dated May 23, 2014, between Registrant and Alain J. Castro	8-K	333-173040	5/30/14	99.2

10.6+	Executive Employment Agreement, dated December 31, 2012, between FlexPower Generation, Inc. and Boris Maslov	8-K	333-173040	7/10/13	10.5

10.7+	Amendment to Executive Employment Agreement, dated May 23, 2014, between Registrant and Boris A. Maslov	8-K	333-173040	5/30/14	99.3

10.8+	Offer Letter, dated August 19, 2014, from the Registrant to Domonic J. Carney	8-K	333-173040	8/20/14	99.1

10.9+	Executive Employment Agreement, dated August 19, 2014, between the Registrant and Domonic J. Carney	8-K	333-173040	8/20/14	99.2

10.10+	Offer Letter, dated May 19, 2014, from the Registrant to Jeff Horn	8-K	333-173040	5/30/14	99.1

10.11+	Offer Letter, November 28, 2014, from the Registrant to Ian C. Copeland	8-K	333-173040	12/4/14	99.1

10.12+	Offer Letter, dated May 18, 2015, from the Registrant to Eric Helenek	8-K	000-55400	5/21/15	99.1

10.13+	Commercial Lease Agreement, dated May 26, 2011, between Meehan Holdings, LLC and FlexEnergy, Inc.	10-Q	333-173040	8/19/13	10.13

10.14	Assignment and Assumption of Lease, dated August 1, 2013, between the Registrant and FlexEnergy, Inc.	8-K	333-173040	10/2/13	10.17

			Incorporated by Reference
Exhibit			File	Filing		Filed
Number	Description of Exhibit	Form	No.	Date	Exhibit	Herewith
10.15	Lessor’s Consent to Assignment and Sublease, dated September 4, 2013, among the Registrant, FlexEnergy, Inc. and Meehan Holdings, LLC	8-K	333-173040	10/2/13	10.17A

10.16	Securities Purchase Agreement, dated September 18, 2014, among the Registrant and certain investors	8-K	333-173040	9/19/14	10.1

10.17	Amendment and Waiver Agreement, dated December 1, 2014, between the Registrant and certain investors	10-K	000-55400	3/31/15	10.29

10.18	Form of Settlement Agreement and Mutual Release, dated December 16, 2014, among the Registrant and certain investors	10-K	000-55400	3/31/15	10.30

10.19	Form of Exchange Agreement, dated April 16, 2015, between the Registrant and certain investors	8-K	000-55400	4/7/15	10.1

10.20	Securities Purchase Agreement, dated April 22, 2015, between the Registrant and certain investors	8-K	000-55400	4/23/15	10.1

10.21	Pledge and Security Agreement, dated April 23, 2015, among the Registrant, Ener-Core Power, Inc. and Empery Tax Efficient, LP, as collateral agent	8-K	000-55400	4/23/15	10.2

10.22	Securities Purchase Agreement, dated May 1, 2015, among the Registrant and certain investors	8-K	000-55400	5/1/15	10.1

10.23	Securities Purchase Agreement, dated May 7, 2015, among the Registrant and certain investors	8-K	000-55400	5/7/15	10.1

10.24	First Amendment to Securities Purchase Agreement, dated May 7, 2015, between the Registrant and Empery Tax Efficient, LP, as collateral agent	8-K	000-55400	5/7/15	10.2

10.25	First Amendment to the Pledge and Security Agreement, dated May 7, 2015, among the Registrant, Ener-Core Power, Inc. and Empery Tax Efficient, LP, as collateral agent	8-K	000-55400	5/7/15	10.3

10.26	Sales and Service Agreement between Ener-Core Power, Inc. and the Regents of the University of California University of California, Irvine, dated April 19, 2013	8-K/A	333-173040	8/29/13	10.16

10.27†	Commercial License Agreement, dated November 14, 2014, between Ener-Core Power, Inc. and Dresser-Rand Company	10-K	000-55400	3/31/15	10.22

10.28†	First Amendment to Commercial License Agreement, dated March 17, 2015, between the Registrant and Dresser-Rand Company	10-K	000-55400	3/31/15	10.31

			Incorporated by Reference
Exhibit			File	Filing		Filed
Number	Description of Exhibit	Form	No.	Date	Exhibit	Herewith
10.29	First Amendment to Securities Purchase Agreement, dated May 7, 2015, effective as of October 22, 2015, between the Registrant and certain investors	8-K	000-55400	10/23/15	10.2

10.30	Second Amendment to Securities Purchase Agreement, dated April 22, 2015, effective as of October 22, 2015, between the Registrant and certain investors	8-K	000-55400	10/23/15	10.1

10.31	Backstop Security Support Agreement between the Registrant and an investor, dated November 2, 2015	8-K	000-55400	11/3/15	10.1

10.32	Security Agreement between the Registrant and an investor, dated November 2, 2015	8-K	000-55400	11/3/15	10.2

10.33	Subordination and Intercreditor Agreement among an investor, the Registrant and Empery Tax Efficient, LP in its capacity as collateral agent for senior lenders, dated November 2, 2015	8-K	000-55400	11/3/15	10.3

10.34	Second Amendment to Securities Purchase Agreement, dated May 7, 2015, effective as of November 24, 2015, between the Registrant and certain investors	8-K	001-37642	11/25/15	10.2

10.35	Third Amendment to Securities Purchase Agreement, dated April 22, 2015, effective as of November 24, 2015, between the Registrant and certain investors	8-K	001-37642	11/25/15	10.1

10.36	Form of Securities Purchase Agreement, dated December 30, 2015, between the Registrant and certain investors	8-K	001-37642	12/31/15	10.1

10.37	Form of Registration Rights Agreement, dated December 30, 2015, between the Registrant and certain investors	8-K	001-37642	12/31/15	10.2

10.38	Form of Fourth Amendment to Securities Purchase Agreement dated April 22, 2015, effective as of December 30, 2015	8-K	001-37642	12/31/15	10.4

10.39	Form of Third Amendment to Securities Purchase Agreement dated May 7, 2015, effective as of December 30, 2015	8-K	001-37642	12/31/15	10.5

10.40	Engagement Letter, dated December 26, 2015, by and among the Registrant, Northland Securities, Inc. and Lake Street Capital Markets, LLC	8-K	001-37642	12/31/15	10.3

10.41	Form of Fifth Amendment to Securities Purchase Agreement dated April 22, 2015, effective as of March 31, 2016	8-K	001-37642	4/5/16	10.1

10.42	Form of Fourth Amendment to Securities Purchase Agreement dated May 7, 2015, effective as of March 31, 2016	8-K	001-37642	4/5/16	10.2

10.43	Form of Stock Purchase Agreement, dated April 11, 2016, by and among the Registrant and the certain investor set forth therein	8-K	001-37642	4/12/16	10.1

Incorporated by Reference
Exhibit			File	Filing		Filed
Number	Description of Exhibit	Form	No.	Date	Exhibit	Herewith
16.1	Letter from Kelly & Company, dated December 9, 2014	8-K	333-173040	12/10/14	16.1

21.1	Subsidiaries of the Registrant	S-1	333-205916	7/29/15	21.1

24.1	Power of Attorney					X

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the SEC.

+	Indicates a management contract or compensatory plan.

#	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2016.

ENER-CORE, INC.

By:	/s/ Alain J. Castro
Alain J. Castro
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Domonic J. Carney
Domonic J. Carney
Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

The undersigned directors and officers of Ener-Core, Inc. constitute and appoint Alain J. Castro and Domonic J. Carney, or either of them, as their true and lawful attorney and agent with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that said attorney and agent shall do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alain J. Castro	Chief Executive Officer and Director	April 14, 2016
Alain J. Castro	(Principal Executive Officer)

/s/ Boris A. Maslov	President, Chief Operating Officer,	April 14, 2016
Boris A. Maslov	and
Chief Technology Officer

/s/ Domonic J. Carney	Chief Financial Officer	April 14, 2016
Domonic J. Carney	(Principal Financial Officer and Principal
Accounting Officer)

/s/ Michael J. Hammons	Chairman and Director	April 14, 2016
Michael J. Hammons
/s/ Christopher J. Brown	Director	April 14, 2016
Christopher J. Brown

/s/ Bennet P. Tchaikovsky	Director	April 14, 2016
Bennet P. Tchaikovsky

/s/ Jeffrey Horn	Director	April 14, 2016
Jeffrey Horn

/s/ Ian C. Copeland	Director	April 14, 2016
Ian C. Copeland

ENER-CORE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Ener-Core, Inc.

Irvine, California

We have audited the accompanying consolidated balance sheets of Ener-Core, Inc. and subsidiary (collectively, the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, its total liabilities exceed its total assets, and it has a stockholders’ deficit at year end. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SingerLewak LLP

Los Angeles, California

April 14, 2016

Ener-Core, Inc.

Consolidated Balance Sheets

	December 31, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$2,605,000	$2,176,000
Restricted cash	200,000	50,000
Accounts receivable, net	—	107,000
Inventory	747,000	53,000
Prepaid expenses and other current assets	408,000	91,000
Total current assets	3,960,000	2,477,000
Property and equipment, net	3,426,000	755,000
Intangibles, net	28,000	34,000
Deposits and other long term assets	143,000	27,000
Total assets	$7,557,000	$3,293,000
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	1,631,000	612,000
Accrued expenses	657,000	456,000
Deferred revenues and customer advances	2,847,000	—
Accrued contract loss	600,000	—
Accrued warranty expense	—	242,000
Derivative liabilities	2,510,000	402,000
Convertible secured notes payable, net of discounts	4,110,000	—
Capital leases payable—short term	26,000	19,000
Total current liabilities	12,379,000	1,731,000

Long term liabilities:
Capital lease payable—long term	14,000	30,000
Deposits	8,000	23,000
Total liabilities	12,401,000	1,784,000
Commitments and contingencies (Note 16)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; no shares outstanding at December 31, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value; authorized 200,000,000 shares; 3,089,160 and 2,282,120 shares outstanding at December 31, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	26,302,000	19,548,000
Accumulated deficit	(31,146,000)	(18,039,000)
Total stockholders’ equity (deficit)	(4,844,000)	1,509,000
Total liabilities and stockholders’ equity (deficit)	$7,557,000	$3,293,000

See accompanying notes to consolidated financial statements.

Ener-Core, Inc.

Consolidated Statements of Operations

	Year Ended December 31,	Year Ended December 31,
	2015	2014

Revenues	$—	$868,000
Cost of goods sold	600,000	1,170,000
Gross profit (loss)	(600,000)	(302,000)

Operating expenses:
Selling, general, and administrative	5,197,000	5,449,000
Research and development	3,412,000	3,156,000
Total operating expenses	8,609,000	8,605,000
Operating loss	(9,209,000)	(8,907,000)

Other income (expenses):
Interest income	2,000	1,000
Loss on debt conversion	—	(2,414,000)
Loss on exchange of warrants	(279,000)	—
Loss on debt extinguishment	(707,000)	—
Gain (loss) on revaluation of derivative liabilities, net	(198,000)	1,574,000
Interest expense	(2,716,000)	(787,000)
Total other income (expenses), net	(3,898,000)	(1,626,000)
Loss before provision for income taxes	(13,107,000)	(10,533,000)
Provision for income taxes	—	1,000
Net loss	$(13,107,000)	$(10,534,000)

Loss per share—basic and diluted	$(5.45)	$(6.17)
Weighted average common shares—basic and diluted	2,405,147	1,707,620

See accompanying notes to consolidated financial statements.

Ener-Core, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

							Total
	Common stock		Preferred Stock		Additional paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	capital	Deficit	(Deficit)

Balances at January 1, 2014	1,451,080	$—	—	$—	$8,952,000	$(7,505,000)	$1,447,000
Issuance of common stock to settle convertible debt	271,100	—	—	—	2,711,000	—	2,711,000
Issuance of common stock for cash, net of offering costs of $156,000	533,340	—	—	—	3,844,000	—	3,844,000
Shares issued for financing costs	20,000	—	—	—	—	—	—
Issuance of warrants for services	—	—	—	—	180,000	—	180,000
Issuance of warrants for fees related to convertible debt offering	—	—	—	—	155,000	—	155,000

Issuance of common stock and warrants for legal settlement	8,440	—	—	—	246,000	—	246,000
Stock-based compensation expense	—	—	—	—	3,460,000	—	3,460,000
Repurchase of non-vested restricted shares	(1,840)	—	—	—	—	—	—

Net loss	—	—	—	—	—	(10,534,000)	(10,534,000)
Balances at December 31, 2014	2,282,120	$—	—	$—	$19,548,000	$(18,039,000)	$1,509,000
Issuance of common stock for warrant exchange	73,747	—	—	—	885,000	—	885,000
Issuance of whole shares in lieu of fractional shares – reverse split	293	—	—	—	——	—	——
Issuance of warrants for bank fees	—	—	—	—	246,000	—	246,000
Issuance of common stock for cash, net of offering costs	733,000	—	—	—	1,984,000	—	1,984,000
Issuance of warrants in in conjunction with Senior Notes	—	—	—	—	2,154,000	—	2,154,000
Stock-based compensation expense	—	—	—	—	1,485,000	—	1,485,000
Net loss	—	—	—	—	—	(13,107,000)	(13,107,000)
Balances at December 31, 2015	3,089,160	$—	—	$—	$26,302,000	$(31,146,000)	$(4,844,000)

See accompanying notes to consolidated financial statements.

Ener-Core, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31, 2015	Year Ended December 31, 2014
Cash flows used in operating activities:
Net loss	$(13,107,000)	$(10,534,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and deferred financing fees	2,247,000	720,000
Loss on debt conversion	—	2,414,000
Loss on extinguishment of senior notes	707,000	—
Loss on exchange of warrants for common stock	279,000	—
(Gain)/Loss on change in fair value of derivative liability	198,000	(1,574,000)
Depreciation and amortization	402,000	233,000
Stock-based compensation	1,485,000	3,460,000
Provision for contract loss	600,000	—
Provision for bad debt expense	50,000	—
Warranty expense	—	220,000
Warrants issued for services	—	180,000
Common stock and warrants issued for legal settlement	—	246,000
Changes in assets and liabilities:
Accounts and other receivables	57,000	(91,000)
Inventory	(694,000)	(24,000)

Costs in excess of billings on uncompleted contracts	—	(801,000)
Prepaid expenses and other current assets	(202,000)	(45,000)
Deposit	—	1,000
Restricted cash	(150,000)	—
Accounts payable and accrued expenses	914,000	214,000
Accrued interest	50,000	20,000
Deferred revenue	2,847,000	(701,000)
Payments on contract loss	—	(79,000)
Net cash used in operating activities	(4,317,000)	(4,539,000)
Cash flows used in investing activities:
Purchase of property and equipment	(3,057,000)	(188,000)
Net cash used in investing activities	(3,057,000)	(188,000)
Cash flows from financing activities:
Proceeds from convertible notes payable	5,000,000	3,757,000
Offering costs – convertible notes payable	(303,000)	—
Payments on convertible notes payable	(19,000)	(1,883,000)
Repayment of capital leases payable	(19,000)	(16,000)
Proceeds from issuance of common stock, net of costs of $185,000	3,125,000	3,844,000
Net cash provided by financing activities	7,803,000	5,702,000
Net increase in cash and cash equivalents	429,000	975,000
Cash and cash equivalents at beginning of period	2,176,000	1,201,000
Cash and cash equivalents at end of period	$2,605,000	$2,176,000

See accompanying notes to consolidated financial statements.

Ener-Core, Inc.

Consolidated Statements of Cash Flows (continued)

	Year ended December 31,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$1,000
Interest	$351,000	$68,000
Supplemental disclosure of non-cash activities:
Equipment purchased under capital leases	$14,000	$29,000
Debt discount and derivative liabilities recorded upon issuance of warrants and convertible secured notes	$2,750,000	$2,078,000
Debt discount and derivative liabilities recorded for amendments of senior notes	$791,000	$—
Original issue discount of convertible secured note issued	$—	$572,000
Issuance of common stock in exchange for warrants	$885,000	$—
Issuance of warrants for bank fees	$246,000	$—
Debt discount and accrued broker fees upon issuance of convertible secured note	$—	186,000
Debt discount for warrants issued for broker fee in convertible secured note	$—	$155,000
Warranty liability recorded for product commissioned	$—	$242,000
Conversion of convertible notes and accrued interest into common stock	$—	$2,711,000
Issuance of warrants for services	$—	$180,000
Issuance of common stock for placement fees	$—	$150,000
Issuance of warrants for placement fees	$—	$296,000
Issuance of warrants for legal settlement	$—	$246,000

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

Reverse Stock Split

The board of directors of the Company approved a reverse stock split of the Company’s authorized, issued and outstanding shares of common stock, par value $0.0001 per share, as well as the Company’s authorized shares of preferred stock, par value $0.0001 per share, of which no shares are issued and outstanding (together, the “Stock”), at a ratio of 1-for-50 (the “Reverse Stock Split”). The Reverse Stock Split became effective on July 8, 2015 (the “Effective Date”). As a result of the Reverse Stock Split, the authorized preferred stock decreased to 1,000,000 shares and the authorized common stock decreased to 4,000,000 shares. Both the preferred stock and common stock par value remained at $0.0001 per share. The number of authorized shares subsequently increased to 200,000,000 authorized shares of common stock and 50,000,000 authorized shares of preferred stock on September 3, 2015 with the Company’s reincorporation in Delaware, as described above.

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

Description of the Business

We design, develop, and manufacture products based on proprietary technologies that aim to expand the operating range of gaseous fuel while improving emissions, which technologies we refer to collectively as “Power Oxidation” or “Power Oxidizer” (previously called “Gradual Oxidation” and “Gradual Oxidizer,” respectively, in our prior public disclosures). Our products aim to expand power generation into previously uneconomical markets while, at the same time, reduce gaseous emissions from industrial processes that contribute to air pollution and climate change. The Power Oxidizer integrates with a gas turbine and generator to create a Powerstation.

Our product, the EC250, is a complete system consisting of our designed and patented Power Oxidizer, integrated with a gas turbine and generator. The EC250 has been designed to operate on fuels from 100% combustible gas down to concentrations of 5% or less combustible gas content. The EC250 has applications in landfill, oil production, coal mining, and other operations, and offers our customers two distinct value propositions: the destruction of low quality waste gases with no harmful emissions and the generation of energy from a renewable fuel source.

We are currently developing our second commercial product, the Ener-Core Powerstation KG2-3G/GO (“KG2”), which will combine our Power Oxidizer with a two megawatt gas turbine developed by Dresser-Rand a.s., a subsidiary of Dresser-Rand Group Inc. (“Dresser-Rand”). We have completed system layout and analytic models integrating our Power Oxidizer with the turbine and are constructing a full prototype KG2 unit. We expect to field test units in 2016, with initial commercial shipments shortly thereafter.

We sell our products directly and through distributors in two countries, the United States and Netherlands.

Going Concern

Our consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. Since our inception, we have made a substantial investment in research and development to develop the Power Oxidizer, have successfully deployed an EC250 field test unit at the U.S. Army base at Fort Benning, Georgia, and installed and commissioned our first commercial unit in the Netherlands in the second quarter of 2014. In November 2014, we signed a Commercial License Agreement with Dresser-Rand (as amended, the “D-R Agreement”) to incorporate our Power Oxidizer into Dresser-Rand’s 1.75MW turbine. In August 2015, the D-R Agreement became a mutually binding agreement due to the satisfaction of certain binding conditions contained in the D-R Agreement.

We have sustained recurring net losses and negative cash flows since inception and have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. Despite a capital raise of approximately $4.0 million in September 2014 and further capital raises of $5.8 million in April and May 2015, and $2.5 million in December 2015, we expect to require additional sources of capital to support the Company’s growth initiatives. We must secure additional funding to continue as a going concern and execute our business plan.

Management’s plan is to obtain capital sufficient to meet our operating expenses by seeking additional equity and/or debt financing. The cash and cash equivalents balance (excluding restricted cash) on December 31, 2014 and December 31, 2015, was approximately $2.2 million and $2.8 million, respectively.

We raised a total of $5.8 million of debt and equity capital in April and May 2015, as described in Notes 9 and 12 below, and $2.5 million of equity capital in December 2015 and we expect that the $2.8 million of cash as of December 31, 2015, receipts on customer billings, and the anticipated net proceeds from the proposed registered offering will continue to fund our working capital needs, general corporate purposes, and related obligations into 2016 at our current spending levels. However, we expect to require significantly more cash for working capital and as financial security to support our growth initiatives.

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

Foreign Currency Adjustments

Our functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Income statement accounts are translated at average rates for the year. At December 31, 2015 and 2014, we did not hold any foreign currency asset or liability amounts. Gains and losses resulting from foreign currency transactions are reported as other income in the period they occurred.

Concentrations of Credit Risk

Cash and Cash Equivalents

We maintain our non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation (“FDIC”) provides insurance coverage of up to $250,000. For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to these deposits. At December 31, 2015, we had $2.5 million cash in excess of the FDIC limit.

We consider all highly liquid investments available for current use with an initial maturity of three months or less and are not restricted to be cash equivalents. We invest our cash in short-term money market accounts.

Restricted Cash

Collateral Account

Under a credit card processing agreement with a financial institution that was entered in 2013, we are required to maintain funds on deposit with the financial institution as collateral. The amount of the deposit, which is at the discretion of the financial institution, was $50,000 on December 31, 2015 and 2014.

Dresser-Rand Escrow Account

Under the D-R Agreement, prepaid license fee payments of $400,000 per quarter are to be paid by Dresser-Rand into an escrow account with a financial institution beginning August, 2015. Dresser-Rand is allowed to withdraw up to $125,000 per quarter from this escrow account for qualified engineering expenses incurred by Dresser-Rand under the terms and conditions of the D-R Agreement. Dresser-Rand funded $400,000 in August 2015 and withdrew $125,000 in August 2015. The balance in the escrow account was $150,000 and $0 on and December 31, 2015 and 2014 respectively. The Company is allowed to withdraw funds from the escrow account after completion of additional technical milestones, expected to be completed in the first half of 2016. See also Note 8 – Deferred Revenues and Customer Advances.

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

As of December 31, 2015 and December 31, 2014, two customers and one customer, respectively, accounted for 100% of net accounts receivable.

Accounts Payable

As of December 31, 2015 and December 31, 2014, five and six vendors, respectively, collectively accounted for approximately 50% and 54% of our total accounts payable.

Inventory

Inventory, which consists of raw materials, is stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method. At each balance sheet date, we evaluate our ending inventory for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. At December 31, 2015 and 2014, we did not have a reserve for slow-moving or obsolete inventory.

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

Accrued Warranties

Accrued warranties represent the estimated costs that will be incurred during the warranty period of our products. We make an estimate of expected costs that will be incurred by us during the warranty period and charge that expense to the consolidated statement of operations at the date of sale. We also reevaluate the estimate at each balance sheet date and if the estimate is changed, the effect is reflected in the consolidated statement of operations. We made our initial commercial sale to Efficient Energy Conversion TurboMachinery, B.V. (“EECT”) in the second quarter of 2014 with a six month warranty and later extended that warranty at our discretion. There was no warranty for the unit shipped to the Fort Benning site. We expect that most terms our future warranty period to be one to two years depending on the warranties provided and the products sold. Accrued warranties for expected expenditures within the next year are classified as current liabilities and as non-current liabilities for expected expenditures for time periods beyond one year.

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

Impairment of Long-Lived Assets

We account for our long-lived assets in accordance with the accounting standards which require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical carrying value of an asset may no longer be appropriate. We consider the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of December 31, 2015 and 2014, we do not believe there have been any impairments of our long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products will continue, which could result in impairment of long-lived assets in the future.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, derivative liabilities, secured notes payable and related debt discounts and capital lease liabilities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015 and 2014. The carrying amounts of short-term financial instruments are reasonable estimates of their fair values due to their short-term nature or proximity to market rates for similar items.

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

The Company issued detachable common stock warrants and convertible secured notes payable with conversion features in April 2014 and issued detachable common stock warrants and secured debt with a partial conversion feature in April and May 2015 and amended existing debt to add a conversion feature in December 2015. These embedded derivatives and detachable warrants were evaluated under ASC topic 815-40. We determined that the warrants and embedded conversion feature for the April 2014 issuance and the conversion feature for the 2015 issuances should be accounted for as derivative liabilities. We determined that the detachable warrants associated with the 2015 issuance should not be accounted for as derivative liabilities. Warrants and the debt conversion features determined to be derivative liabilities were bifurcated from the debt host and are classified as liabilities on the consolidated balance sheet. Warrants not determined to be derivative liabilities were recorded to debt discount and paid in capital. The Company records the warrants and embedded derivative liabilities at fair value and adjusts the carrying value of the common stock warrants and embedded derivatives to their estimated fair value at each reporting date with the increases or decreases in the fair value of such warrants and derivatives at each reporting date, recorded as a gain or (loss) in the consolidated statements of operations. The 2015 detachable warrants determined not to be derivative liabilities were recorded to debt discount with a corresponding entry to paid-in capital.

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

Revenues under long-term construction contracts are generally recognized using the completed-contract method of accounting. Long-term construction-type contracts for which reasonably dependable estimates cannot be made or for which inherent hazards make estimates difficult are accounted for under the completed-contract method. Revenues under the completed-contract method are recognized upon substantial completion—that is acceptance by the customer, compliance with performance specifications demonstrated in a factory acceptance test or similar event. Accordingly, during the period of contract performance, billings and costs are accumulated on the balance sheet, but no profit or income is recorded before completion or substantial completion of the work. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimate of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. As of December 31, 2015 and December 31, 2014, we had $600,000 and no provision for contract losses respectively.

Research and Development Costs

Research and development costs are expensed as incurred.  Research and development costs were $3,412,000 and $3,156,000 for the years ended December 31, 2015 and 2014, respectively.

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

Income Taxes

We account for income taxes under the provisions of the accounting standards. Under the accounting standards, deferred tax assets and liabilities are recognized for the expected future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such asset will not be realized through future operations. Our deferred tax assets and liabilities are primarily related to our Net Operating Losses and timing differences between book and tax accounting for depreciation and our net deferred tax assets were fully reserved as of December 31, 2015 and December 31, 2014.

The accounting guidance for uncertainty in income taxes provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. We recognize any uncertain income tax positions on income tax returns at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. As of December 31, 2015 and 2014 and there were no unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at December 31, 2015 and 2014 and have not recognized interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2015 or 2014.

We are subject to taxation in the U.S. and various state and foreign jurisdictions.

We do not foresee material changes to our gross uncertain income tax position liability within the next twelve months.

Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive.  Approximately 1,084,000 and 462,000 shares of common stock issuable upon full exercise of all options and warrants at December 31, 2015 and 2014, respectively and all shares potentially issuable in the future under the terms of the Secured Notes Payable were excluded from the computation of diluted loss per share due to the anti-dilutive effect on the net loss per share.

All share and per share amounts in the table below have been adjusted to reflect the 1-for-50 reverse split of our issued and outstanding common stock on July 8, 2015, retroactively.

	Year ended December 31, 2015	Year ended December 31, 2014

Net loss	$(13,107,000)	$(10,534,000)
Weighted average number of common shares outstanding:
Basic and diluted	2,405,147	1,707,620
Net loss attributable to common stockholders per share:
Basic and diluted	$(5.45)	$(6.17)

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires that an entity’s management evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Certain disclosures are necessary in the footnotes to the financial statements in the event that conditions or events raise substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter and early application is permitted. The Company has not yet assessed the impact ASU 2014-15 will have upon adoption.

In November 2014, the FASB issued ASU 2014-16—Derivatives and Hedging: Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity. ASU 2014-16 clarifies how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. ASU 2014-16 became effective for the interim and annual periods beginning after December 15, 2015. The Company has not yet assessed the impact ASU 2014-16 will have upon adoption.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. ASU 2015-03 became effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years and early application is permitted. The Company elected to adopt ASU 2015-03 beginning with the interim period ended June 30, 2015. There was no impact to any prior periods presented as a result of adopting ASU 2015-03.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires that entities’ deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for fiscal years beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. The Company has not yet assessed the impact ASU 2015-17 will have upon adoption.

February 2016 the FASB issued ASU 2016-2, Leases (Topic 842). ASU 2016-2 affects any entity entering into a lease and changes the accounting for operating leases to require companies to record an operating lease liability and a corresponding right-of-use lease asset, with limited exceptions. ASU 2016-2 is effective for fiscal years beginning after December 15, 2019 and interim periods with annual periods beginning after December 15, 2010. Early adoption is allowed. The Company has not yet assessed the impact ASU 2016-2 will have upon adoption.

Note 3—Inventory

Inventory consists of Power Oxidizer parts used interchangeably as raw materials and as spare parts for the EC250 units installed to date and the KG2 and EC 250 units on order. Inventory totaled $747,000 and $53,000 as of December 31, 2015 and December 31, 2014, respectively. The Company had no inventory reserve during 2015 or 2014.

Note 4—Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	December 31, 2015	December 31, 2014
Prepaid rent	$27,000	$27,000
Prepaid insurance	40,000	31,000
Prepaid other	140,000	13,000
Prepaid professional fees	—	20,000
Current portion – deferred financing fees for LOC	228,000	—
Total	$408,000	$46,000

Note 5—Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31, 2015	December 31, 2014
Machinery and equipment	$4,042,000	$1,013,000
Office furniture and fixtures	217,000	198,000
Computer equipment and software	169,000	149,000
Total cost	4,428,000	1,360,000
Less accumulated depreciation	(1,002,000)	(605,000)
Net	$3,426,000	$755,000

Assets recorded under capital leases and included in property and equipment in our balance sheets consist of the following:

	December 31, 2015	December 31, 2014
Machinery and equipment	$27,000	$27,000
Computer equipment and software	46,000	46,000
Total assets under capital lease	73,000	73,000
Less accumulated amortization	(46,000)	(21,000)
Net assets under capital lease	$27,000	$52,000

Depreciation expense for the year ended December 31:

	2015	2014
Research and development	$286,000	$120,000
General and administrative	116,000	113,000
	$402,000	$233,000

Amortization of assets under capital lease was $25,000 and $20,000 for the years ended December 31, 2015 and 2014, respectively.

Note 6—Intangibles, Net

Intangibles, net consisted of the following:

	December 31, 2015	December 31, 2014
Patents	$80,000	$80,000
Less accumulated amortization	(53,000)	(46,000)
Net	$27,000	$34,000

This intangible asset is amortized over its remaining life.  Amortization expense related to this intangible asset was $7,000 and $7,000 for the years ended December 31, 2015 and 2014, respectively.

Amortization expense on intangible assets for the year ended December 31, 2016 and for each of the three succeeding years is $7,000 per year.

We continue to invest in our intellectually property portfolio and are actively filing for patent protection for our technology in both the United States and abroad. The costs, including legal, associated with compiling and filing patent applications are expensed in selling, general and administrative expenses as incurred.

Note 7—Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2015	December 31, 2014

Accrued professional fees	$205,000	$267,000
Accrued vacation & paid time off	333,000	92,000
Accrued expense reports	46,000	—
Accrued board of directors fees	13,000	13,000
Accrued interest	50,000	—
Accrued other	10,000	49,000
Accrued liabilities owed by Parent—reimbursable under Contribution Agreement	—	35,000
Total accrued expenses	$657,000	$456,000

Note 8—Deferred revenues and customer advances

Deferred revenues and customer advances consist of balances billed on existing customer contracts for which the revenue cycle is not complete. Customer advances on equipment sales represent down payments and progress payments under the terms and conditions of equipment sales of our Power Oxidizer and Powerstation units. Prepaid license fees represent payments of license fees by Dresser-Rand into an escrow account. Deferred revenues and customer advances consisted of the following:

	December 31, 2015	December 31, 2014

Customer advances on equipment sales	$2,572,000	$—
Prepaid license fees	275,000	—
Total Deferred revenues and customer advances	$2,847,000	$—

Note 9—Secured Notes Payable

Secured Notes

During the year ended December 31, 2015, the Company sold senior secured promissory notes with an aggregate principal amount of $5.0 million (the “Notes”) in two separate tranches. Other than the issuance date and the term of the respective notes and warrants issued, the notes and warrants were identical for both tranches. On April 23, 2015, the Company closed the first tranche representing $3.1 million in aggregate principal amount of Notes issued in a private placement to seven institutional investors and on May 7, 2015 the Company closed the second tranche, representing $1.9 million in aggregate principal amount of Notes to four institutional investors. The Company received total gross proceeds of $5.0 million, less transaction expenses of $0.3 million consisting of legal costs and placement agent fees. The Company agreed to pay the placement agent 5% of the aggregate principal amount of the Notes, which was paid at the closing date of the second tranche. The Company plans to continue to use the proceeds from the Notes offering for general corporate purposes.

The Notes bear interest at a rate of 12% per year, payable monthly, and are set to mature on the two-year anniversary of the issuance dates of the Secured Notes on April 23, 2017 and May 7, 2017 for the first and second tranches, respectively. The Notes have a limited conversion feature. At the discretion of each investor, at issuance, 50% of the principal balance of the Notes, later amended to be 100% of the Notes may be exchanged for shares of the Company’s common stock if the Company consummates a registered underwritten public offering of equity securities with aggregate gross offering proceeds of at least $10 million (the “Qualified Public Offering”). The conversion period begins on the date of the consummation of the Qualified Public Offering and ends thirty days after the consummation of the Qualified Public Offering (the “Conversion Period”). The conversion price is the price per share of common stock sold in the Qualified Public Offering. The Notes may be repaid by the Company at any time except during a Conversion Period and unless the Notes are in default.

The Notes are secured by substantially all assets of the Company and provides for specified events of default, including: i) failure to pay principal and interest when due, and ii) failure to effectuate a reverse stock split on or prior to the three-month anniversary of the first tranche of Notes. In addition, the Company must consummate a Qualified Public Offering on or prior to the six-month anniversary of the first tranche of Notes. Any event of default may be waived by the holders of at least a majority of the aggregate principal amount of Notes, which must include a specified holder under specified circumstances. Upon the occurrence of an event of default, the interest rate immediately increases to 18% per annum and the Notes become convertible at a price per share equal to 85% of the average of the five lowest volume weighted average prices of the Company’s common stock during a 15 consecutive trading day period immediately prior to the applicable conversion date.

The Notes were issued with detachable warrants to purchase 219,785 shares of the Company’s common stock, exercisable for five years with an exercise price of $12.50 per share. The Company valued the warrants issued using the Black-Scholes option model at a combined $2,139,000 using an exercise price of $12.50 per share, a grant date fair value of $11.00–$11.25 per share, a risk free rate of 0.87%–1.02%, a five-year life, and a volatility of 78%–83% for the April 23, 2015 and May 7, 2015 warrant valuations. The Company evaluated the accounting of the detachable warrants and determined that the warrants should not be accounted for as derivative liabilities.

The Company valued the initial 50% conversion embedded conversion feature using the Black Scholes option model at a combined $611,000 representing an option to convert $2,500,000 of debt at market prices until 30 days following the deadline of the Qualified Public Offering covenant using an exercise price and grant date fair value of $11.00–$11.25 per share, a risk free rate of 0.23%–0.25%, a seven-month life, and a volatility of 138%–148%. The Company evaluated the accounting of the embedded conversion feature and determined that they should be accounted for as derivative liabilities.

On December 30, 2015 the Company and the note holders amended the terms of the Notes to allow for the remaining 50% to be converted. The Company valued the additional 50% conversion embedded conversion feature using the Black Scholes option model at a combined $609,000 representing an option to convert $2,500,000 of debt at market prices until 30 days following the deadline of the Qualified Public Offering covenant using an exercise price and grant date fair value of $4.45 per share, a risk free rate of 0.48%, a four-month life, and a volatility of 107%. The Company evaluated the accounting of the embedded conversion feature and determined that they should be accounted for as derivative liabilities.

Each holder may require us to redeem the Notes at a price equal to 115% of the sum of portion of the principal to be redeemed plus accrued and unpaid interest thereon and any accrued and unpaid late charges, if any, with respect to such principal and interest (the “Conversion Amount”) being redeemed (a) upon our default under the Notes, or (b) if we enter into a merger or consolidation, or sell or assign all or substantially all of our assets. In addition, at any time from and after the date that is the eighteen-month anniversary of the original issuance date of the Notes, each holder shall have the right, in its sole and absolute discretion, at any time or times, to require that we redeem all or any portion of the Conversion Amount of its Note then outstanding at a price equal to 100% of the Conversion Amount of the portion of the Note being redeemed.

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

The Notes were initially recorded net of a discount of $2,750,000, reflecting the fair value of the warrants and embedded conversion feature derivatives within the Notes on the issuance date and $303,000 of offering costs, representing cash placement fees and legal expenses. Both the $2,750,000 debt discount and the $303,000 of offering costs will be amortized through interest expense on the consolidated statements of operations, using the effective interest method, over the expected term of the Notes.

Effective as of October 22, 2015, the Company executed a Second Amendment to Securities Purchase Agreement dated April 22, 2015, and a First Amendment to Securities Purchase Agreement dated May 7, 2015 (collectively, the “October Amendments”), each with certain investors holding the requisite number of conversion shares and warrant shares underlying the notes and warrants issued in April 2015 and May 2015 pursuant to the referenced purchase agreements. The October Amendments extend the deadline to November 30, 2015 for the Company’s consummation of a firm commitment underwritten public offering registered under the Securities Act of 1933, as amended (the “Securities Act”), with aggregate gross proceeds to the Company equal to or in excess of $10,000,000, and related listing of its common stock on a national securities exchange.

Effective as of November 24, 2015, the Company executed a Third Amendment to the Securities Purchase Agreement dated April 22, 2015, and a Second Amendment to Securities Purchase Agreement dated May 7, 2015 (collectively, the “November Amendments”, each with certain investors holding the requisite number of conversion shares and warrant shares underlying the notes and warrants issued in April 2015 and May 2015 pursuant to the referenced purchase agreements. The November Amendments further extend the deadline to December 31, 2015 for the Company’s consummation of a firm commitment underwritten public offering registered under the Securities Act with aggregate gross proceeds to the Company equal to or in excess of $10,000,000, and related listing of its common stock on a national securities exchange.

Effective as of December 30, 2015, the Company executed a Fourth Amendment to Securities Purchase Agreement dated April 22, 2015, and a Third Amendment to Securities Purchase Agreement dated May 7, 2015 (collectively, the “December Amendments”), each with certain investors holding the requisite number of conversion shares and warrant shares underlying the notes and warrants issued in April 2015 and May 2015 pursuant to the referenced purchase agreements. The December Amendments (i) extend the deadline to March 31, 2016 for the Company’s consummation of a firm commitment underwritten public offering registered under the Securities Act and related listing of its Common Stock on a national securities exchange, (ii) provide for the issuance of additional five-year warrants (the “Additional Warrants”), exercisable for ten shares of Common Stock per $1,000 of outstanding principal of the 2015 Notes (defined below) held by each buyer pursuant to the April 2015 and May 2015 purchase agreements, each with an exercise price of $12.50 per share, subject to adjustment as set forth within the warrants, issuable in tranches triggered by certain Company actions as set forth in the December Amendments and (iii) authorize the Company, prior to January 31, 2016, to issue to one or more investors up to an aggregate of $1,000,000 principal amount of senior secured notes, on the terms and subject to the restrictions set forth in the December Amendments. An initial tranche of 50,000 Additional Warrants became issuable and were issued in conjunction with the execution of the December Amendments.

The December Amendments also amended the terms of the Notes to allow for the remaining 50% to be converted under the same terms as the original 50% as described above. The modification for the additional conversion feature was accounted for as a debt extinguishment. The Company accelerated the original debt discount to other expense – debt extinguishment and recorded additional debt discounts consisting of the $609,000 for the fair value of the beneficial conversion feature and $182,000 for the fair value of the Additional Warrants issued.

On March 31, 2016, the Company executed amendments to the April 22, 2015, and May 7, 2015 Note Agreements and related Securities Purchase Agreements (collectively, the “March Amendments”), each with certain investors holding the requisite number of conversion shares and warrant shares underlying the notes and warrants issued in April 2015 and May 2015 pursuant to the referenced purchase agreements. The March Amendments (i) remove the requirement that the Company consummate a “Qualified Public Offering”; (ii) extend the deadline for the Company to commence trading on a Qualified Eligible Market (as defined in the March Amendments) to no later than April 14, 2016; provided that if the Company consummates a private offering of its securities resulting in gross proceeds to the Company of at least $3,000,000 after March 31, 2016 and prior to or on April 14, 2016 (a “Qualified Private Offering”), such deadline shall be automatically extended to October 15, 2016; (iii) provide for the issuance of the Additional Warrants, exercisable for ten shares of the Company’s common stock per $100 of outstanding principal of the Senior Notes held by each buyer pursuant to the April 2015 and May 2015 Securities Purchase Agreements, each with an exercise price of $5.00 per share, subject to adjustment as set forth within the warrants; and (iv) add an additional covenant on behalf of the Company that, on or prior to April 14, 2016, it will cause its net monthly cash flow directly associated with the D-R Agreement , taken together with its monthly capital expenditure spending associated with the D-R Agreement , and excluding expenditures associated with the Full-Scale Acceptance Test (“FSAT”) requirements defined in the D-R Agreement, to be neutral or positive, which may be accomplished by re-negotiation or termination of such D-R Agreement.

Notes payable consisted of the following as of December 31, 2015:

	Notes	Debt Discount	Offering Costs	Net Total
Original Value	$5,000,000	$(2,750,000)	(303,000)	$1,947,000

Amortization of debt discount and deferred financing costs	—	2,043,000	204,000	2,247,000
Acceleration of debt discount—extinguishment	—	707,000	—	707,000
Additional debt discount—modification	—	(791,000)	—	(791,000)
Ending balance—December 31, 2015	5,000,000	(791,000)	(99,000)	4,110,000

Less: Current Portion	(5,000,000)	791,000	99,000	(4,110,000)
Long Term Portion	$—	$—	—	$—

Derivative Liabilities

We evaluate any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock to determine if they are indexed to an entity’s own stock. During 2015, we determined that the issuance of the April and May 2015 Senior Notes contained an embedded note conversion feature that is required to be accounted for as a derivative. In December 2015, we modified the conversion feature which gave rise to additional derivative liabilities and issued warrants to the debt holders that allowed for price reset provisions. The inclusion of the price reset provisions required treatment of the warrants issued to the debt holders as derivative liabilities and an increase in debt discount for the initial value of the derivative liability. Also in December 2015, we issued 312,500 warrants to the investors in the December 2015 equity offering. The warrants carry limited price reset provisions, until the earlier of June 30, 2016 or upon the registration of the December 2015 equity securities. We recorded the fair value of the warrants issued as a derivative liability with a corresponding decrease in additional paid in capital. After the price reset provisions lapse, the fair value of the warrants, marked to market value on the date of the provision lapse, will be adjusted to additional paid in capital.

Derivative liabilities consisted of the following:

	Warrants Liability	Embedded Note Conversion Feature	Total
Value as of December 31, 2014	$402,000	$—	$402,000
Adjustment to fair value—warrants	205,000	—	205,000
Exchange of warrants for common stock—April 2, 2015	$(607,000)	$—	$(607,000)
Issuance of Notes in April/May 2015	—	611,000	611,000
Additional conversion feature added December 2015	—	609,000	609,000
Additional Warrants issued for debt amendment	182,000	—	182,000
Warrants issued pursuant to PIPE transaction	1,115,000	—	1,115,000
Adjustment to fair value—conversion features	—	(7,000)	(7,000)
Ending balance—December 31, 2015	$1,297,000	$1,213,000	$2,510,000

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

On April 2, 2015, we entered into a warrant exchange agreement with five institutional investors as describe in Notes 11 and 12 below. As a result of this exchange, we marked the warrants to market on April 2, 2015 and exchanged 81,942 warrants for 73,747 shares of common stock. The shares of common stock were issued to the investors on April 17, 2015. We incurred a loss of $279,000 as a result of the exchange, recorded in other expense in the consolidated statement of operations.

Embedded conversion feature liability:

The Notes were issued with a feature that allows for up to 50% of the principal to be converted into our common stock. On December 30, 2015, the terms of the Notes were amended to allow the remaining 50% of the principal to be convertible into our common stock. We determined that these embedded conversion features should be accounted for as derivatives. The grant date fair value of the embedded derivatives, which requires bifurcation from the Notes described above, were recorded within short-term liabilities on the consolidated balance sheet. The embedded derivatives relate to the conversion option, redemption in the case of an event of default and redemption in the case of a change in control features of the convertible secured note. The embedded derivatives will be marked to market quarterly, with any change recorded as an adjustment to the carrying value of these liabilities and the gain or (loss) on warrants and derivatives liabilities recorded in the consolidated statements of operations. The fair value of embedded derivatives from the issuance date to December 31, 2015 declined by $7,000. Accordingly, this amount was recorded as a gain on derivative liabilities in the consolidated statements of operations. The embedded derivatives were valued using Black-Scholes option pricing model where the exercise price was equal to the market price on the valuation date and the following assumptions:

2015
Annual dividend yield	—
Expected life (years)	0.1-0.6 years
Risk-free interest rate	0.22-0.48%
Expected volatility	107–148%

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

Inputs used in measuring fair value are prioritized into a three-level hierarchy based on whether the inputs to those measurements are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. The fair-value hierarchy requires the use of observable market data when available and consists of the following levels:

●	Level 1—Quoted prices for identical instruments in active markets;

●	Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets; and

●	Level 3—Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The following tables present information on the Company’s financial instruments:

	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents, including restricted cash	$2,805,000	$2,805,000	$—	$—
Derivative liabilities—warrants	$1,297,000	$—	$—	$1,297,000
Embedded note conversion feature	$1,213,000	$—	$—	$1,213,000

Note 11—Capital Leases Payable

Capital Leases Payable

Capital leases payable consisted of the following:

	December 31, 2015	December 31, 2014

Capital lease payable to De Lange Landon secured by forklift, 10.0% interest, due on October 1, 2018, monthly payment of $452.	$13,000	$17,000
Capital lease payable to Dell Computers secured by computer equipment, 15.09% interest, due on November 16, 2016, monthly payment of $592.	6,000	12,000
Capital lease payable to Dell Computers secured by computer equipment, 15.09% interest, due on December 15, 2016, monthly payment of $590.	6,000	12,000
Capital lease payable to Dell Computers secured by computer equipment, 15.09% interest, due on January 3, 2017, monthly payment of $405.	5,000	8,000
Capital lease payable to Dell Computers secured by computer equipment, 15.09% interest, due on January 3, 2017, monthly payment of $394.	10,000	—
Total capital leases	40,000	49,000
Less: current portion	(26,000)	(19,000)
Long-term portion of capital leases	$14,000	$30,000

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of December 31, 2015, are as follows:

	Year Ending December 31	Amount
	2016	28,000
	2017	12,000
	2018	5,000
Net minimum lease payments		45,000
Less: Amount representing interest		(3,000)
Less: Taxes		(1,000)
Present value of net minimum lease payments		40,000
Less: Current maturities of capital lease payables		(26,000)
Long-term capital lease payables		$14,000

Note 12—Equity

On April 2, 2015, the Company entered into exchange agreements with the holders of all of the warrants issued in connection with the convertible notes offering in April 2014. As of March 31, 2015, the warrants were carried as derivative liabilities. On April 16, 2015, the exchange transaction was completed, with the Company issuing 73,747 shares of common stock (the “Exchange Shares”) in exchange for the return and cancellation of all of the warrants exercisable for up to an aggregate 81,942 shares of the common stock. The Exchange Shares were subject to a lock-up agreement that prohibited any sale or transfer (subject to certain limited exceptions) of the Exchange Shares until the earlier of June 1, 2015 or the first date that the weighted average price of the common stock equaled or exceeded $0.30 (as adjusted for any stock split, stock dividend, stock combination, reclassification or similar transaction occurring after the closing of the exchange transaction) for each of ten (10) consecutive trading days. The value of the Exchange Shares issued on the date of the exchange was $885,000. Prior to the exchange, we marked the warrants to market and recorded an additional loss on adjustment of derivative liabilities to reflect the market value of the warrants as of the date of the exchange. The $279,000 difference between the market value of the shares issued, valued at the closing market price on April 2, 2015, and the value of the warrants was recorded as a loss on exchange of warrants, represented in other expense on the consolidated statement of operations.

In May 2015, we issued 108,000 shares of common stock to 30 accredited investors and received gross proceeds of $810,000 in cash. We paid placement fees and legal costs of $70,000 in cash, and we issued warrants to purchase 5,514 shares of the Company at an exercise price of $12.50 per share to the placement agent. The warrants expire in May 2020.

In December 2015, we issued 312,500 units to 11 accredited investors and received gross proceeds of $2,500,000 in cash. Each unit consisted of two shares of common stock and one five year warrant to purchase one share of common stock at an exercise price of $5.00 per share. If the Company issues additional shares of common stock at a price per share less than $4.00, the investors have certain rights to receive additional shares of common stock and to have their warrant exercise price reduced. This right terminates at the earlier of six months from the December 31, 2015 issuance date or 30 days after the effectiveness of a registration statement for the resale of all common stock issued and underlying the warrants issued in the December 2015 offering. We paid placement fees and legal costs of $115,000 in cash for this transaction.

We evaluated the warrants issued with the price reset right provisions and determined that the warrants should be recorded as a derivative liability. We recorded the fair value of the warrants issued as a derivative liability with a corresponding decrease in additional paid in capital. The warrants were valued using the Black-Scholes option pricing model at $1,115,000 on the issuance date and recorded as a derivative liability and a reduction in paid in capital. After the price reset provisions lapse, the fair value of the warrants, marked to market value on the date of the provision lapse, will be adjusted to additional paid in capital.

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

Note 13—Stock Options and Warrants

Stock options

On July 1, 2013, our board of directors adopted and approved the 2013 Equity Incentive Plan (the “2013 Plan”) and amended the 2013 Plan on March 24, 2015 to increase the number of shares available for issuance.  The 2013 Plan authorizes us to grant non-qualified stock options and restricted stock purchase rights to purchase up to 420,000 shares of our common stock with vesting to employees (including officers) and other service providers.  With the approval of the 2015 Plan described below, as of August 29, 2015, no shares of our common stock were available for issuance under the 2013 Plan.

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

The 2015 Plan permits the granting of any or all of the following types of awards: incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards, and performance awards payable in a combination of cash and company shares. There were no awards granted under the 2015 plan as of December 31, 2015.

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

At December 31, 2015, total unrecognized deferred stock compensation expected to be recognized over the remaining weighted-average vesting periods of 1.0 years for outstanding grants was $2.2 million.

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

December 31, 2015

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

Stock-based award activity was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Balance, December 31, 2014	267,257	$15.00	6.51	$47,000
Forfeited during 2015	(21,033)	17.00	—	—
Granted during 2015	62,240	8.30	—	—
Balance, December 31, 2015	308,464	$13.61	6.07	$—
Exercisable on December 31, 2015	151,576	$15.38	5.38	$—

The options granted have a contract term ranging between three and ten years. Options granted typically vest over a four year period, with 25% vesting after one year and the remainder ratably over the remaining three years.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2015:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Exercise	of	Contractual	Exercise	of	Exercise
Prices	Shares	Life	Price	Shares	Price
		(In years)
$0–$10.00	118,840	7.74	$7.74	38,884	$7.71
$10.01–$15.00	34,888	7.87	$12.50	11,520	$12.50
$15.01–$20.00	132,178	4.25	$17.50	82,235	$17.50
$20.01–$25.00	22,558	4.96	$23.47	18,937	$23.67

	308,464	6.07	$13.61	151,576	$15.38

Restricted stock represents stock purchased by employees prior to July 1, 2013 for which the Company has a right to repurchase. The repurchase rights lapse over time until December 31, 2015 at which time all restricted shares are vested. Restricted stock activity for the year ended December, 2015 was as follows:

		Weighted-
		Average
		Grant
	Shares	Price
Unvested Balance, December 31, 2014	15,720	$0.05
Repurchase of unvested restricted shares	—	—
Vested	(15,720)	$0.05
Unvested Balance, December 31, 2015	—	$—

Stock based compensation expense consisted of the following:

	Year ended December 31
	2015	2014
Research and development	$583,000	$1,435,000
General and administrative	902,000	2,025,000
Total	$1,485,000	$3,460,000

Warrants

From time to time, we issue warrants to purchase shares of our common stock to investors, note holders and to non-employees for services rendered or to be rendered in the future. The following table represents the activity for warrants outstanding, exchanged, and issued for the year ending December 31, 2015.

Balance outstanding at December 31, 2014	195,686	$26.94
Exchanged for Common Stock	(81,942)	5.50
Issued for Senior Notes and Notes Amendments	269,785	12.50
Issued for services	5,514	12.50
Issued for letter of credit guarantee	74,000	12.50
Issued pursuant to PIPE investment	312,500	12.50
Balance outstanding at December 31, 2015	775,543	$12.04

For the outstanding warrants exercisable for 775,543 shares of our common stock at December 31, 2015, the weighted average exercise price per share was $12.04 and the weighted average remaining life was 4.59 years. The warrants outstanding as of December 31, 2015 had no intrinsic value.

Warrants outstanding as of December 31, 2015 consist of:

	Issue Date	Expiry Date	Number of Warrants	Exercise Price per Share
2013 Services Warrants—July	Jul-13	Jul-18	9,494	$37.50
2013 Services Warrants—August	Aug-13	Aug-18	729	37.50
2013 Services Warrants—November	Nov-13	Nov-18	2,400	50.00
2014 Services Warrants—April(1)	Apr-14	Apr-19	13,657	39.00
2014 Services Warrants—September(2)	Aug-14	Aug-19	16,000	25.00
2014 PIPE Warrants—September(3)	Sept-14	Sept-18	26,500	25.00
2014 Services Warrants—November(4)	Nov-14	Nov-18	6,500	25.00
2014 Settlement Warrants—December(5)	Dec-14	Dec-19	38,464	25.00
2015 Senior Notes Warrants(6)	Apr/May-15	Apr/May-20	219,785	12.50
2015 Services Warrants—May(7)	May-15	May-20	5,514	12.50
2015 LOC Guarantee Warrants – November (8)	Nov-15	Nov-20	74,000	15.00
2015 Debt Amendment Warrants – December (9)	Dec-15	Dec-20	50,000	12.50
2015 PIPE Warrants – December (10)	Dec-15	Dec-20	312,500	5.00
Balance outstanding at December 31, 2015			775,543	$12.04
Warrants exercisable at December 31, 2015			701,543	$11.73

(1)	The 2014 Services Warrants—April were issued for fees incurred in conjunction with the issuance of convertible notes in 2014. The warrants were valued on the issuance date at $11.50 per share in conjunction with the valuation approach used for the initial valuation of the warrants issued in connection with the convertible notes issued in 2014.

(2)	The 2014 Services Warrants—September were issued to a consultant in exchange for advisory services with no readily available fair value. The warrants were originally issued at $39.00 per share and had a one-time price reset provision to the exercise price of the warrants issued to investors in the convertible notes offering in April 2014 if the exercise price of such convertible notes warrants changed prior to September 30, 2014. On September 22, 2014, the exercise price was changed to $25.00 per share. There are no further exercise price changes for this warrant series. The warrants were valued using the Black-Scholes option pricing model at $131,000 on the issuance date with an additional $6,000 recorded to expense on September 22, 2014 to reflect the change in fair value resulting from the exercise price change.

(3)	On September 22, 2014 the Company issued 26,500 warrants with an exercise price of $25.00 per share in conjunction with placement agent services for the Company’s September 2014 private equity placement. The warrants were valued using the Black-Scholes option pricing model at $296,000 on the issuance date.

(4)	On November 26, 2014, the Company issued 6,500 warrants with an exercise price of $25.00 per share for compensation for investor relations services provided. The warrants were valued using the Black-Scholes option pricing model at $43,000 on the issuance date.

(5)	On December 1, 2014, the Company issued 19,232 warrants with an exercise price of $39.00 per share and on December 15, 2014 issued 19,232 warrants with an exercise price of $25.00 per share to settle potential legal disputes resulting from claims made by the investors in the November 2013 private equity placement. The warrants issued on December 1, 2014 were issued concurrent with the issuance of 8,462 shares of the Company’s common stock in partial settlement of the potential legal disputes arising from claims by two investors. The Company settled all remaining potential legal disputes with all of the remaining investors in the November 2013 private placement on December 15, 2014 by issuing the second tranche of warrants and setting the exercise price of each warrant series issued at $25.00 with no further reset provisions. The combined issuance of the warrants and expense resulting from any price changes were valued using the Black-Scholes option pricing model at $246,000 and expensed to general and administrative expense.

(6)	On April 23, 2015 the Company issued warrants exercisable for up to 136,267 shares of our common stock and on May 7, 2015 the Company issued warrants exercisable for 83,518 shares of our common stock, each with an exercise price of $12.50 per share in conjunction with the Senior Notes described in Note 9. The warrants were valued using the Black-Scholes option pricing model at $2,139,000 on the issuance date.

(7)	On May 7, 2015 the Company issued warrants exercisable for 5,514 shares of our common stock with an exercise price of $12.50 per share in conjunction with placement agent services for the Company’s May 2015 private equity placement. The warrants were valued using the Black-Scholes option pricing model at $56,000 on the issuance date.

(8)	On November 2, 2015 the Company issued warrants exercisable for up to 74,000 shares of our common stock with an exercise price of $15.00 per share in conjunction with the LOC guarantee described in Note 16. The warrants were valued using the Black-Scholes option pricing model at $246,000 on the issuance date. The warrants are exercisable beginning on November 1, 2016.

(9)	On December 30, 2015 the Company issued warrants exercisable for up to 50,000 shares of our common stock with an initial exercise price of $12.50 per share in conjunction with the December 30, 2015 Senior Notes amendment described in Note 9. The warrants were valued using the Black-Scholes option pricing model at $182,000 on the issuance date and were recorded as a derivative liability and additional debt discount. In the event that the Company issues additional common stock derivative securities at a price per share less than the exercise price, the Company is obligated to reduce the exercise price of the December Debt Amendment Warrants to a price per share equal to the newly issued shares or derivative common stock securities.

(10)	On December 31, 2015 the Company issued warrants exercisable for up to 312,500 shares of our common stock with an initial exercise price of $5.00 per share in conjunction with the December private equity placement amendment described in Note 12. If the Company issues common share derivative securities at a price per share less than $5.00 per share, the Company is obligated to reduce the exercise price of the December PIPE warrants to a price per share equal to the newly issued shares or derivative common stock securities. This price protection clause expires at the earlier of June 30, 2016 or if the PIPE shares and underlying warrants are registered for resale. The warrants were valued using the Black-Scholes option pricing model at $1,115,000 on the issuance date and recorded as a derivative liability and a reduction in paid in capital.

Note 14—Income Taxes

Income tax provision for the year ended December 31, 2015 and the year ended December 31, 2014 consists of the following:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Current income tax expense:
Federal	$—	$—
State	1,000	1,000
Total	$1,000	$1,000
Deferred income tax expense:
Federal	—	—
State	—	—
Total	$—	$—
Provision for income taxes	$1,000	$1,000

Due to net losses, effective tax rate for the periods presented was 0%.

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The valuation allowance increased by $ 4.8 million from December 31, 2014 to December 31, 2015.

	December 31, 2015	December 31, 2014
Deferred tax assets:
Net operating loss carry-forward	$13,070,000	8,276,000
Valuation allowance	(13,070,000)	(8,276,000)
Net deferred tax assets	$—	$—

A significant component of our deferred tax assets consisted of net operating loss carry-forwards.  We have evaluated the available evidence supporting the realization of our deferred tax assets, including the amount and timing of future taxable income, and have determined it is more likely than not that the assets will not be fully realized and a full valuation allowance is necessary as of December 31, 2015 and 2014.  As of December 31, 2015, we have federal and state net operating loss carry-forwards of approximately $21.6 million and $21 million, respectively, which expire through 2032.  The utilization of net operating loss carry-forwards may be subject to limitations under provision of the Internal Revenue Code Section 382 and similar state provisions.

We follow ASC 740 related to accounting for uncertain tax positions, which prescribes a recognition threshold and measurement process for recording in the financial statements, uncertain tax positions taken or expected to be taken in a tax return.  Under this provision, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. Tax benefits of an uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained based on technical merits.  We did not have any uncertain income tax position as of December 31, 2015 and 2014.

Note 15—Related Party Transactions

There were no related party transactions for the years ended December 31, 2015 or 2014.

Note 16—Commitments and Contingencies

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

The following table presents the changes in the product warranty accrual included in accrued expenses in the accompanying consolidated balance sheets for the nine months ended December 31, 2015:

2015
Beginning balance, January 1, 2015	$242,000
Charged to cost of revenues	—
Usage	(242,000)

Ending balance, December 31, 2015	$—

Standby Letter of Credit

Pursuant to the terms of the D-R Agreement, the Company is required to provide a backstop security of $2.1 million to secure performance of certain obligations under the D-R Agreement (the “BSS”). Effective November 2, 2015, the Company executed that certain Backstop Security Support Agreement (the “Support Agreement”), pursuant to which an investor agreed to provide the Company with financial and other assistance (including the provision of sufficient and adequate collateral) as necessary in order for the Company to obtain a $2.1 million letter of credit acceptable to Dresser-Rand as the BSS and with an expiration date of June 30, 2017 (“Letter of Credit”). If the investor is required to make any payments on the Letter of Credit, subject to the terms of the Intercreditor Agreement (as defined below), the Company shall reimburse the investor the full amount of any such payment. Such payment obligation is secured by a pledge of certain collateral of the Company pursuant to a Security Agreement dated November 2, 2015 (“Security Agreement”), and the security interest in favor of and the payment obligations to the investor are subject to the terms of that certain Subordination and Intercreditor Agreement executed concurrently with the Support Agreement and Security Agreement (the “Intercreditor Agreement”) by and among the investor, the Company and the collateral agent pursuant to the senior secured notes issued by the Company in April and May 2015 (the “2015 Notes”).

The term of the Company’s obligations under the Support Agreement (the “Term”) commenced on November 2, 2015, the issuance date of the Letter of Credit, and will terminate on the earliest of: (a) replacement of the Letter of Credit with an alternative BSS in favor of Dresser-Rand, (b) Dresser-Rand eliminating the BSS requirement under the D-R Agreement, or (c) the last day of the twenty-fourth calendar month following the commencement of the Term. In consideration of the investor’s support commitment, the Company paid the investor a one-time fee equal to 4% of the amount of the Letter of Credit and is obligated to pay a monthly fee equal to 1% of the amount of the Letter of Credit for the first twelve months. If the Support Agreement has not terminated after the initial twelve months, the Company will pay another one-time fee equal to 4% of the amount of the Letter of Credit, and a monthly fee equal to 2% of the amount of the Letter of Credit for up to another twelve months.

The Company also issued the investor a five-year warrant to purchase 74,000 shares of the Company’s common stock, at an exercise price of $15.00/share, subject to adjustment for stock splits or other similar changes to the Company’s capital structure, which will become exercisable on the one-year anniversary of the first day of the Term (the “Warrant”). See also Note 12.

The Company recorded deferred financing fees consisting of the following:

Net Total
Cash fees and legal costs	$132,000
Warrants issued	246,000
Total deferred financing fees	378,000
Amortization – 2015	(34,000)
Net deferred financing fees, December 31, 2015	344,000

Less: Current Portion	(228,000)
Long Term Portion	$116,000

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

Future minimum rental payments under operating leases that have initial noncancellable lease terms in excess of one year as of December 31, 2015 are as follows:

Year Ending December 31, 2016	315,000
$315,000

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Rent expense, net of sublease income, was $316,000 and $211,000 for the years ended December 31, 2015 and 2014, respectively.

Our current headquarters is located at 9400 Toledo Way, Irvine, California 92618.  The property consists of a mixed use commercial office, production, and warehouse facility of 32,649 square feet.  Effective August 1, 2014, we assumed this lease.  The lease has a remaining term of 12 months and expires December 31, 2016.  The monthly base rent is $26,825.

In addition, we lease space from the Regents of the University of California, Irvine, for the installation and demonstration of the EC250 equipment. The lease expired on January 1, 2015 and reverted to a month-to-month lease with a monthly payment of $7,780.

Note 17—Subsequent Events

Warrant Issuance

On February 2, 2016, the Company issued 50,000 Additional Warrants to the existing senior noteholders under the terms of the December 2015 amendments to the Senior Notes.

March 2016 Amendment to Senior Notes

On March 31, 2016, the Company executed amendments to the April 22, 2015, and May 7, 2015 Note Agreements and related Securities Purchase Agreements (collectively, the “March Amendments”), each with certain investors holding the requisite number of conversion shares and warrant shares underlying the notes and warrants issued in April 2015 and May 2015 pursuant to the referenced purchase agreements. The March Amendments (i) remove the requirement that the Company consummate a “Qualified Public Offering”; (ii) extend the deadline for the Company to commence trading on a Qualified Eligible Market (as defined in the March Amendments) to no later than April 14, 2016; provided that if the Company consummates a private offering of its securities resulting in gross proceeds to the Company of at least $3,000,000 after March 31, 2016 and prior to or on April 14, 2016 (a “Qualified Private Offering”), such deadline shall be automatically extended to October 15, 2016; (iii) provide for the issuance of the Additional Warrants, exercisable for ten shares of the Company’s common stock per $100 of outstanding principal of the Senior Notes held by each buyer pursuant to the April 2015 and May 2015 Securities Purchase Agreements, each with an exercise price of $5.00 per share, subject to adjustment as set forth within the warrants; and (iv) add an additional covenant on behalf of the Company that, on or prior to April 14, 2016, it will cause its net monthly cash flow directly associated with the D-R Agreement, taken together with its monthly capital expenditure spending associated with the D-R Agreement, and excluding expenditures associated with the FSAT requirements defined in the D-R Agreement, to be neutral or positive, which may be accomplished by re-negotiation or termination of such D-R Agreement.

Stock Purchase Agreement

On April 11, 2016, the Company entered into a stock purchase agreement dated April 11, 2016, pursuant to which it issued to an accredited investor an aggregate of 696,056 shares of the Company’s common stock in exchange for gross proceeds of approximately $3.0 million (the “April 2016 Private Placement”). The closing of the April 2016 Private Placement satisfies the Qualified Private Offering requirement described in the March Amendments described above under “March 2016 Amendment to Senior Notes”.