Form 10-Q
period 2016-03-31
Ener-Core, Inc.
filed 2016-05-16
CIK 1495536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of March 31, 2016 there were 3,089,160 shares of the issuer’s common stock outstanding.

ENER-CORE, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FINANCIAL STATEMENTS

Index to the Financial Statements

Condensed Consolidated Balance Sheets – March 31, 2016 (unaudited) and December 31, 2015	2

Unaudited Condensed Consolidated Statements of Operations – For the Three Months Ended March 31, 2016 and 2015	3

Unaudited Condensed Consolidated Statements of Cash Flows – For the Three Months Ended March 31, 2016 and 2015	4

Notes to Unaudited Condensed Consolidated Financial Statements – March 31, 2016	6

Ener-Core, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$170,000	$2,605,000
Restricted cash	476,000	200,000
Accounts Receivable	1,000	—
Inventory	1,256,000	747,000
Prepaid expenses and other current assets	642,000	408,000
Total current assets	$2,545,000	$3,960,000
Property and equipment, net	3,811,000	3,426,000
Intangibles, net	25,000	28,000
Deposits and other long term assets	28,000	143,000
Total assets	$6,409,000	$7,557,000
Liabilities and stockholders’ (deficit)
Current liabilities:
Accounts payable	$2,507,000	$1,629,000
Accrued expenses	532,000	657,000
Deferred revenues and customer advances	3,124,000	2,847,000
Accrued contract loss	600,000	600,000
Derivative liabilities	4,749,000	2,510,000
Convertible secured notes payable, net of discounts	3,177,000	4,110,000
Capital leases payable	23,000	26,000
Total current liabilities	$14,712,000	$12,379,000
Long term liabilities:
Deposits	8,000	8,000
Capital lease payable	11,000	14,000
Total liabilities	$14,731,000	$12,401,000
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Preferred stock, $0.0001 par value. Authorized 50,000,000 shares; no shares issued and outstanding at March 31, 2016 and December 31, 2015	$—	$—
Common stock, $0.0001 par value. Authorized 200,000,000 shares; 3,089,160 shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Additional paid-in capital	26,677,000	26,302,000
Accumulated deficit	(34,999,000)	(31,146,000)
Total stockholders’ equity (deficit)	$(8,322,000)	$(4,844,000)
Total liabilities and stockholders’ equity (deficit)	$6,409,000	$7,557,000

See accompanying notes to condensed consolidated financial statements.

Ener-Core, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2016	2015

Total revenues	$—	$—
Total costs of goods sold	—	—
Gross profit (loss)	—	—

Operating expenses:
Selling, general, and administrative	1,337,000	1,035,000
Research and development	934,000	737,000
Total operating expenses	2,271,000	1,772,000
Operating loss	(2,271,000)	(1,772,000)

Other (expenses):
Interest expense	(983,000)	(1,000)
Loss on modification of debt	(1,429,000)	—
Gain (loss) on revaluation of derivative liabilities	835,000	(291,000)
Total other (expenses)	(1,577,000)	(292,000)
Loss before provision for income taxes	(3,848,000)	(2,064,000)
Provision for income taxes	—	—
Net loss	$(3,848,000)	$(2,064,000)

Loss per share—basic and diluted	$(1.25)	$(0.90)
Weighted average common shares—basic and diluted	3,089,160	2,282,120

See accompanying notes to condensed consolidated financial statements.

Ener-Core, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,848,000)	$(2,064,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	132,000	60,000
Stock-based compensation	376,000	377,000
(Gain) loss on revaluation of derivative liabilities	(835,000)	291,000
Amortization of debt discount and deferred financing fees	770,000	—
Expense related to modification of convertible debt	1,429,000	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(178,000)	(29,000)
Inventory	(509,000)	(59,000)
Restricted cash	(375,000)	—
Deferred revenues	375,000	—
Accounts payable and other current liabilities	748,000	407,000
Cash from operating activities	$(1,915,000)	$(1,009,000)
Cash flows from investing activities:
Purchases of property and equipment	(514,000)	(763,000)
Net cash from investing activities	$(514,000)	$(763,000)

Cash flows from financing activities:
Repayment of capital leases payable	(6,000)	(6,000)
Cash from financing activities	$(6,000)	$(6,000)
Decrease in cash and cash equivalents	(2,435,000)	(1,778,000)
Cash and cash equivalents at beginning of period	2,605,000	2,176,000
Cash and cash equivalents at end of period	$170,000	$398,000

See accompanying notes to condensed consolidated financial statements.

Ener-Core, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$214,000	$1,000
Supplemental disclosure of non-cash activities:

Debt discount and derivative liabilities recorded upon issuance of warrants	$148,000	$—
Debt discount and derivative liabilities recorded for amendments of notes	$1,497,000	$—
Capital leases for purchase of equipment	$—	$14,000

See accompanying notes to condensed consolidated financial statements.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1—Organization

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

Description of the Business

We design, develop, and manufacture products based on proprietary technologies that aim to expand the operating range of gaseous fuel while improving emissions, which technologies we refer to collectively as “Power Oxidation” or “Power Oxidizer”. Our products aim to expand power generation into previously uneconomical markets while, at the same time, reduce gaseous emissions from industrial processes that contribute to air pollution and climate change. The Power Oxidizer integrates with a gas turbine and generator to create a Powerstation.

Our products, the EC250 and the Ener-Core Powerstation KG2-3G/GO (“KG2”), are complete systems consisting of our designed and patented Power Oxidizer, integrated with a gas turbine and generator. Our Power Oxidizers have been designed to operate on fuels from 100% combustible gas down to concentrations of 5% or less combustible gas content. Our Powerstation products have applications in landfills, distilleries, wastewater treatment plants, as well as numerous industrial processes, and offers our customers two distinct value propositions: the destruction of low quality waste gases with no harmful emissions and the generation of energy from a renewable and low-cost fuel source.

We have deployed the EC250 product commercially in landfill applications are currently developing our second commercial product, the KG2 Powerstation” or “KG2, which will combine our Power Oxidizer with a two megawatt gas turbine developed by Dresser-Rand a.s., a subsidiary of Dresser-Rand Group Inc. (“Dresser-Rand”). We have completed system layout and analytic models integrating our Power Oxidizer with the turbine and have constructed a full prototype KG2 unit. We have orders for the first two commercial units, which are expected to ship in 2016.

We sell our EC250 product directly and through distributors in two countries, the United States and Netherlands, and sell the KG2 product directly and through Dresser-Rand’s commercial sales team.

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

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

We have sustained recurring net losses and negative cash flows since inception and have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. Despite capital raises of $5.8 million in April and May 2015, $2.5 million in December 2015, and $3.0 million in April 2016, we expect to require additional sources of capital to support the Company’s growth initiatives. We must secure additional funding to continue as a going concern and execute our business plan.

Management’s plan is to obtain capital sufficient to meet our operating expenses by seeking additional equity and/or debt financing. The cash and cash equivalents balance (excluding restricted cash) on March 31, 2016 and December 31, 2015 was approximately $0.2 million and $2.6 million, respectively. In April 2016, management began taking steps to reduce our operational cash burn through a combination of staff reductions and reductions of outside service providers. We expect to implement additional cost savings through reduced overhead costs later in 2016 as well as reduced non-recurring costs and capital expenditures related to our efforts to develop the 2MW KG2 Powerstation. We expect that the $0.2 million of cash and cash equivalents as of March 31, 2016, the $3.0 million of equity raised in April 2016, and receipts on customer billings will continue to fund our working capital needs, general corporate purposes, and related obligations into the third quarter of 2016 at our reduced spending levels. However, we expect to require significantly more cash for working capital and as financial security to support our growth initiatives.

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

Reclassifications

Certain amounts in the 2015 consolidated condensed financial statements have been reclassified to conform to the current year presentation. These reclassifications have no effect on previously reported net loss.

Segments

We operate in one segment. All of our operations are located domestically.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

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

Foreign Currency Adjustments

Our functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Income statement accounts are translated at average rates for the year. At March 31, 2016 and December 31, 2015, we did not hold any foreign currency asset or liability amounts. Gains and losses resulting from foreign currency transactions are reported as other income in the period they occurred.

Concentrations of Credit Risk

Cash and Cash Equivalents

We maintain our non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation (“FDIC”) provides insurance coverage of up to $250,000. For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to these deposits. At March 31, 2016, we had $0 in excess of the FDIC limit.

We consider all highly liquid investments available for current use with an initial maturity of three months or less and are not restricted to be cash equivalents. We invest our cash in short-term money market accounts.

Restricted Cash

Collateral Account

Under a credit card processing agreement with a financial institution that was entered in 2013, we are required to maintain funds on deposit with the financial institution as collateral. The amount of the deposit, which is at the discretion of the financial institution, was $50,000 on March 31, 2016 and December 31, 2015.

Dresser-Rand Escrow Account

Under the D-R Agreement, prepaid license fee payments of $400,000 per quarter are to be paid by Dresser-Rand into an escrow account with a financial institution beginning August, 2015. Dresser-Rand is allowed to withdraw up to $125,000 per quarter from this escrow account for qualified engineering expenses incurred by Dresser-Rand under the terms and conditions of the D-R Agreement. Through March 31, 2016, Dresser-Rand has funded $800,000 and has withdrawn $375,000. The balance in the escrow account was $425,000 and $150,000 on March 31, 2016 and December 31, 2015, respectively. The Company is allowed to withdraw funds from the escrow account after completion of additional technical milestones, expected to be completed in the first half of 2016. See also Note 7—Deferred Revenues and Customer Advances.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for international customers are supported by guarantees or letters of credit. For those customers to whom we extend credit, we perform periodic evaluations of them and maintain allowances for potential credit losses as deemed necessary. We generally do not require collateral to secure accounts receivable. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2016, one customer accounted for all of our accounts receivable.

Accounts Payable

As of March 31, 2016 and December 31, 2015, one and five vendors, respectively, collectively accounted for approximately 12% and 50% of our total accounts payable.

Inventory

Inventory, which consists of raw materials, is stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method. At each balance sheet date, we evaluate our ending inventory for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. At March 31, 2016 and December 31, 2015, we did not have a reserve for slow-moving or obsolete inventory.

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

Accrued Warranties

Accrued warranties represent the estimated costs that will be incurred during the warranty period of our products. We make an estimate of expected costs that will be incurred by us during the warranty period and charge that expense to the consolidated statement of operations at the date of sale. We also reevaluate the estimate at each balance sheet date and if the estimate is changed, the effect is reflected in the consolidated statement of operations. We had no warranty accrual at December 31, 2015 or March 31, 2016. We expect that most terms for future warranties of our Powerstations and Oxidizers will be one to two years depending on the warranties provided and the products sold. Accrued warranties for expected expenditures within one year are classified as current liabilities and as non-current liabilities for expected expenditures for time periods beyond one year.

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

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Intangible Assets

Our intangible assets represent intellectual property acquired during the reverse merger. We amortize our intangible assets with finite lives over their estimated useful lives.

Impairment of Long-Lived Assets

We account for our long-lived assets in accordance with the accounting standards which require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical carrying value of an asset may no longer be appropriate. We consider the carrying value of assets may not be recoverable based upon its review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of March 31, 2016 and December 31, 2015, we do not believe there have been any impairments of our long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products will continue, which could result in impairment of long-lived assets in the future.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, derivative liabilities, and capital lease liabilities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2016 and December 31, 2015. The carrying amounts of short-term financial instruments are reasonable estimates of their fair values due to their short-term nature or proximity to market rates for similar items.

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

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

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

The Company issued detachable common stock warrants and secured debt with a conversion feature in April and May 2015 and amended existing debt to add a conversion feature in December 2015. The Company issued additional common stock warrants with price reset provisions in December 2015, February 2016, and March 2016. These embedded derivatives and detachable warrants were evaluated under ASC topic 815-40. We determined that the warrants and embedded conversion feature for the April 2014 issuance, the conversion feature for the 2015 issuances, and the warrants issued with price reset provisions should be accounted for as derivative liabilities. We determined that the detachable warrants associated with the 2015 issuance on the issuance date should not be accounted for as derivative liabilities. Warrants and the debt conversion features determined to be derivative liabilities were bifurcated from the debt host and are classified as liabilities on the consolidated balance sheet. Warrants not determined to be derivative liabilities were recorded to debt discount and paid-in capital. The Company records the warrants and embedded derivative liabilities at fair value and adjusts the carrying value of the common stock warrants and embedded derivatives to their estimated fair value at each reporting date with the increases or decreases in the fair value of such warrants and derivatives at each reporting date, recorded as a gain or (loss) in the consolidated statements of operations. The 2015 detachable warrants determined not to be derivative liabilities were recorded to debt discount with a corresponding entry to paid-in capital.

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

Revenues under long-term construction contracts are generally recognized using the completed-contract method of accounting. Long-term construction-type contracts for which reasonably dependable estimates cannot be made or for which inherent hazards make estimates difficult are accounted for under the completed-contract method. Revenues under the completed-contract method are recognized upon substantial completion—that is acceptance by the customer, compliance with performance specifications demonstrated in a factory acceptance test or similar event. Accordingly, during the period of contract performance, billings and costs are accumulated on the balance sheet, but no profit or income is recorded before completion or substantial completion of the work. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimate of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. As of March 31, 2016 and December 31, 2015, we had a $600,000 provision for contract losses for both periods presented.

Research and Development Costs

Research and development costs are expensed as incurred.  Research and development costs were $934,000 and $737,000 for the periods ended March 31, 2016 and 2015, respectively.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

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

Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive.  Options and warrants to purchase approximately 1.6 million and 0.5 million common shares were outstanding at March 31, 2016 and 2015, respectively, but were excluded from the computation of diluted loss per share due to the anti-dilutive effect on net loss per share.

All share and per share amounts in the table below have been adjusted to reflect the 1-for-50 reverse split of our issued and outstanding common stock on July 8, 2015, retroactively.

	Three Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)

Net loss	$(3,848,000)	$(2,064,000)
Weighted average number of common shares outstanding:
Basic and diluted	3,089,160	2,282,120
Net loss attributable to common stockholders per share:
Basic and diluted	$(1.25)	$(0.90)

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Comprehensive Income (Loss)

We have no items of other comprehensive income (loss) in any period presented. Therefore, net loss as presented in our Consolidated Statements of Operations equals comprehensive loss.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 provides a framework for addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles. ASU 2014-09 is effective beginning with the calendar year ended December 31, 2017. The Company has not yet assessed the impact ASU 2014-09 will have upon adoption on its financial position, results of operations or cash flows.

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

In November 2014, the FASB issued ASU 2014-16—Derivatives and Hedging: Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity. ASU 2014-16 clarifies how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. ASU 2014-16 became effective for the interim and annual periods beginning after December 15, 2015. There was no impact to any prior periods presented as a result of adopting ASU 2014-16.

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

In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842). ASU 2016-2 affects any entity entering into a lease and changes the accounting for operating leases to require companies to record an operating lease liability and a corresponding right-of-use lease asset, with limited exceptions. ASU 2016-2 is effective for fiscal years beginning after December 15, 2019 and interim periods with annual periods beginning after December 15, 2010. Early adoption is allowed. The Company has not yet assessed the impact ASU 2016-2 will have upon adoption.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Note 3—Inventory

Inventory primarily consists of Powerstation parts used as raw materials for the Company’s EC250 and KG2 orders. Inventory totaled $1,256,000 and $747,000 as of March 31, 2016 and December 31, 2015, respectively. The Company had no inventory reserve during 2016 or 2015.

Note 4—Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2016 (unaudited)	December 31, 2015
Prepaid rent	$27,000	$27,000
Prepaid insurance	46,000	40,000
Prepaid other	234,000	140,000
Prepaid professional fees	49,000	—
Current portion – deferred financing fees for LOC	286,000	228,000
Total	$642,000	$408,000

Note 5—Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31, 2016 (unaudited)	December 31, 2015
Machinery and equipment	$4,551,000	$4,042,000
Office furniture and fixtures	217,000	217,000
Computer equipment and software	174,000	169,000
Total cost	4,942,000	4,428,000
Less accumulated depreciation	(1,131,000)	(1,002,000)
Net	$3,811,000	$3,426,000

Assets recorded under capital leases and included in property and equipment in our balance sheets consist of the following:

	March 31, 2016 (unaudited)	December 31, 2015
Machinery and equipment	$27,000	$27,000
Computer equipment and software	46,000	46,000
Total assets under capital lease	73,000	73,000
Less accumulated amortization	(52,000)	(46,000)
Net assets under capital lease	$21,000	$27,000

Depreciation expense for the three months ended March 31, 2016 and 2015 consisted of the following:

	Three Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Research and development	$100,000	$31,000
General and administrative	29,000	29,000
	$129,000	$60,000

Amortization of assets under capital lease was $6,000 and $6,000 for the three months ended March 31, 2016 and 2015, respectively.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Note 6—Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2016 (unaudited)	December 31, 2015

Accrued professional fees	$100,000	$205,000
Accrued vacation & paid time off	334,000	333,000
Accrued expense reports	—	46,000
Accrued board of directors fees	40,000	13,000
Accrued interest	50,000	50,000
Accrued other	8,000	10,000
Total accrued expenses	$532,000	$657,000

Note 7—Deferred revenues and customer advances

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

	March 31, 2016 (unaudited)	December 31, 2015

Customer advances on equipment sales	$2,574,000	$2,572,000
Prepaid license fees	550,000	275,000
Total deferred revenues and customer advances	$3,124,000	$2,847,000

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Note 8—Secured Notes Payable

Notes payable consisted of the following as of March 31, 2016 (unaudited):

	Notes	Debt Discount	Offering Costs	Net Total
Ending balance—December 31, 2015	$5,000,000	$(791,000)	$(99,000)	$4,110,000

Amortization of debt discount and deferred financing costs	—	692,000	20,000	712,000
Additional debt discount—March warrants	—	(1,497,000)	—	(1,497,000)
Additional debt discount—February warrants	—	(148,000)	—	(148,000)
Ending balance—March 31, 2016	5,000,000	(1,744,000)	(79,000)	3,177,000

Less: Current Portion	(5,000,000)	$1,744,000	79,000	$(3,177,000)
Long Term Portion	$—	—	—	—

Secured Notes

During the year ended December 31, 2015, the Company sold senior secured promissory notes with an aggregate principal amount of $5.0 million (the “Notes”) in two separate tranches. Other than the issuance date and the term of the respective Notes and warrants, described in greater detail below, issued, the Notes and warrants were identical for both tranches. On April 23, 2015, the Company closed the first tranche representing $3.1 million in aggregate principal amount of Notes issued in a private placement to seven institutional investors and on May 7, 2015 the Company closed the second tranche, representing $1.9 million in aggregate principal amount of Notes to four institutional investors. The Company received total gross proceeds of $5.0 million, less transaction expenses of $0.3 million consisting of legal costs and placement agent fees.

The Notes bear interest at a rate of 12% per year, payable monthly, and are set to mature on the two-year anniversary of the issuance dates of the Notes on April 23, 2017 and May 7, 2017 for the first and second tranches, respectively. At the discretion of each investor, a 100% of the Notes may be exchanged for shares of the Company’s common stock. The Notes may be repaid by the Company at any time unless the Notes are in default.

The Notes are secured by substantially all assets of the Company and provide for specified events of default, including: (i) failure to pay principal and interest when due, and (ii) failure to effectuate a reverse stock split on or prior to the three-month anniversary of the first tranche of Notes. The Notes previously required the Company to consummate a Qualified Public Offering on or prior to the six-month anniversary of the first tranche of Notes. This default condition, however, was amended as described in greater detail below. Any event of default may be waived by the holders of at least a majority of the aggregate principal amount of Notes, which must include a specified holder under specified circumstances. Upon the occurrence of an event of default, the interest rate immediately increases to 18% per annum and the Notes become convertible at a price per share equal to 85% of the average of the five lowest volume weighted average prices of the Company’s common stock during a 15 consecutive trading day period immediately prior to the applicable conversion date.

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

At any time after the issuance of the Notes, other than (i) at any time during which an event of default has occurred and is continuing or (ii) from the time we publicly announce a Qualified Public Offering through and including the date that is thirty days immediately following the consummation of such Qualified Public Offering, we have the right to redeem all or any portion of the Conversion Amount then remaining under the Notes, (a “Company Optional Redemption”); provided, that the aggregate Conversion Amount under Notes being redeemed shall be at least $500,000, or such lesser amount that is then outstanding under the Notes. The conversion price for such Company Optional Redemption shall be a price equal to 100% of the Conversion Amount of the Notes being redeemed.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

The Notes were originally issued with detachable warrants to purchase 219,785 shares of the Company’s common stock, exercisable for five years with an exercise price of $12.50 per share. The Company evaluated the accounting of the detachable warrants and determined that the warrants should not be accounted for as derivative liabilities.

Between May 2015 and December 2015, the Company and certain investors holding the requisite number of conversion shares and warrant shares underlying the Notes and warrants issued in April 2015 and May 2015 executed several amendments to the Securities Purchase Agreements dated April 22, 2015 and May 7, 2015, respectively, related to the extension of the debt covenants.

Effective as of December 30, 2015, the Company executed a Fourth Amendment to Securities Purchase Agreement dated April 22, 2015, and a Third Amendment to Securities Purchase Agreement dated May 7, 2015 (collectively, the “December Amendments”), each with certain investors holding the requisite number of conversion shares and warrant shares underlying the Notes and warrants issued in April 2015 and May 2015 pursuant to the referenced purchase agreements. The December Amendments (i) extended the deadline to March 31, 2016 for the Company’s consummation of a firm commitment underwritten public offering registered under the Securities Act and related listing of its Common Stock on a national securities exchange, (ii) provided for the issuance of additional five-year warrants (the “Additional Warrants”), exercisable for ten shares of Common Stock per $1,000 of outstanding principal of the Notes held by each buyer pursuant to the April 2015 and May 2015 purchase agreements, each with an exercise price of $12.50 per share, subject to adjustment as set forth within the Additional Warrants, issuable in tranches triggered by certain Company actions as set forth in the December Amendments and (iii) authorized the Company, prior to January 31, 2016, to issue to one or more investors up to an aggregate of $1,000,000 principal amount of senior secured notes, on the terms and subject to the restrictions set forth in the December Amendments. An initial tranche of Additional Warrants to purchase up to 50,000 shares of the Company’s common stock became issuable and were issued in conjunction with the execution of the December Amendments (the “December Additional Warrants”).

The December Amendments also amended the terms of the Notes to allow for the remaining 50% to be converted under the same terms as the original 50%, as described above. The modification for the additional conversion feature was accounted for as a debt extinguishment. The Company accelerated the original debt discount to other expense – debt extinguishment and recorded additional debt discounts consisting of $609,000 for the fair value of the beneficial conversion feature and $182,000 for the fair value of the December Warrants issued. On February 2, 2016, the Company failed to conclude its public offering and issued Additional Warrants to purchase up to 50,000 shares of the Company’s common stock on the same terms as the December Additional Warrants (the “February Warrants”).

On March 31, 2016, the Company executed amendments to the April 22, 2015, and May 7, 2015 Note Agreements and related Securities Purchase Agreements (collectively, the “March Amendments”), each with certain investors holding the requisite number of conversion shares and warrant shares underlying the Notes and warrants issued in April 2015 and May 2015 pursuant to the referenced purchase agreements. The March Amendments (i) removed the requirement that the Company consummate a “Qualified Public Offering”; (ii) extended the deadline for the Company to commence trading on a Qualified Eligible Market (as defined in the March Amendments) to no later than April 14, 2016; provided that if the Company consummated a private offering of its securities resulting in gross proceeds to the Company of at least $3,000,000 after March 31, 2016 and prior to or on April 14, 2016 (a “Qualified Private Offering”), such deadline shall be automatically extended to October 15, 2016; (iii) provided for the issuance of warrants to purchase up to 500,000 shares of the Company’s common stock, each with an exercise price of $5.00 per share, subject to adjustment as set forth within the warrants (the “March Warrants”); and (iv) added an additional covenant on behalf of the Company that, on or prior to April 14, 2016, it would cause its net monthly cash flow directly associated with the D-R Agreement, taken together with its monthly capital expenditure spending associated with the D-R Agreement, and excluding expenditures associated with the Full-Scale Acceptance Test (“FSAT”) requirements defined in the D-R Agreement, to be neutral or positive, to be accomplished by re-negotiation or termination of such D-R Agreement. On April 11, 2016 we consummated a $3 million private offering and thereby satisfied condition (ii) above. On March 31, 2016 we issued the 500,000 warrants as described in Note 11 and we are in compliance with the spending covenant listed in (iv) above.

The Company evaluated the February Warrants and the March Warrants and determined that both issuances should be accounted for as derivative liabilities. The Company recorded an additional $148,000 of debt discount upon the issuance of the February Warrants and $1,497,000 of debt discount upon the issuance of the March Warrants.  The December 31, 2015 debt discount and the additional discounts recorded in February 2016 and March 2016 are amortized over the expected remaining life of the debt.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Derivative Liabilities

We evaluate any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock to determine if they are indexed to an entity’s own stock. During 2015, we determined that the issuance of the Notes contained an embedded note conversion feature that is required to be accounted for as a derivative. In December 2015, we modified the conversion feature which gave rise to additional derivative liabilities and issued to the debt holders the December Additional Warrants that allowed for price reset provisions. The inclusion of the price reset provisions required treatment of the December Warrants as derivative liabilities and an increase in debt discount for the initial value of the derivative liability. Also, in December 2015, we issued 312,500 warrants to the investors in the December 2015 equity offering (the “December Offering Warrants”). The December Offering Warrants carry limited price reset provisions, until the earlier of June 30, 2016 or upon the registration of the December 2015 equity securities. We recorded the fair value of the December Offering Warrants issued as a derivative liability with a corresponding decrease in additional paid-in capital. After the price reset provisions lapse, the fair value of the December Offering Warrants, marked to market value on the date of the provision lapse, will be adjusted to additional paid-in capital. In the first quarter of 2016, we issued the February Warrants and March Warrants to the holders of the Notes in exchange for the waiver of certain debt covenants. We recorded the fair value of the February Warrants and March Warrants issued as a derivative liability with a corresponding increase in debt discount.

The embedded conversion features and common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants and embedded conversion features using the Black-Scholes pricing model using the following assumptions:

2016
Annual dividend yield	—
Expected life (years)	0.1–5 years
Risk-free interest rate	0.5–0.9%
Expected volatility	98–107%

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

Derivative liabilities consisted of the following (unaudited):

	Warrants Liability	Embedded Note Conversion Feature	Total
Value as of December 31, 2015	$1,297,000	$1,213,000	$2,510,000
Adjustment to fair value	(232,000)	(603,000)	(835,000)
Additional Warrants issued for debt amendment	1,645,000	—	1,645,000
Modification of Conversion Feature – debt amendment	—	1,429,000	1,429,000
Ending balance—March 31, 2016	$2,710,000	$2,039,000	$4,749,000

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

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

Inputs used in measuring fair value are prioritized into a three-level hierarchy based on whether the inputs to those measurements are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. The fair-value hierarchy requires the use of observable market data when available and consists of the following levels:

●	Level 1—Quoted prices for identical instruments in active markets;

●	Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets; and

●	Level 3—Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The following tables present information on the Company’s financial instruments (unaudited):

	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents, including restricted cash	$646,000	$646,000	$—	$—
Derivative liabilities—warrants	$2,710,000	$—	$—	$2,710,000
Embedded note conversion feature	$2,039,000	$—	$—	$2,039,000

Note 10—Capital Leases Payable

Capital Leases Payable

Capital leases payable consisted of the following:

	March 31, 2016 (unaudited)	December 31, 2015

Capital lease payable to De Lange Landon secured by forklift, 10.0% interest, due on October 1, 2018, monthly payment of $452.	$12,000	$13,000
Capital lease payable to Dell Computers secured by computer equipment, 15.09% interest, due on November 16, 2016, monthly payment of $592.	4,000	6,000
Capital lease payable to Dell Computers secured by computer equipment, 15.09% interest, due on December 15, 2016, monthly payment of $590.	5,000	6,000
Capital lease payable to Dell Computers secured by computer equipment, 15.09% interest, due on January 3, 2017, monthly payment of $405.	4,000	5,000
Capital lease payable to Dell Computers secured by computer equipment, 15.09% interest, due on January 3, 2017, monthly payment of $394.	9,000	10,000
Total capital leases	$34,000	$40,000
Less: current portion	(23,000)	(26,000)
Long-term portion of capital leases	$11,000	$14,000

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of March 31, 2016, are as follows:

	Year Ending December 31,	Amount
	2016	$21,000
	2017	12,000
	2018	5,000
Net minimum lease payments		$38,000
Less: Amount representing interest		(3,000)
Less: Taxes		(1,000)
Present value of net minimum lease payments		$34,000
Less: Current maturities of capital lease payables		(23,000)
Long-term capital lease payables		$11,000

Note 11—Equity, Stock Options, and Warrants

We issued no preferred stock or common stock during the quarter ended March 31, 2016.

Stock options

On July 1, 2013, our board of directors adopted and approved the 2013 Equity Incentive Plan (the “2013 Plan”) and amended the 2013 Plan on March 24, 2015 to increase the number of shares available for issuance.  The 2013 Plan authorizes us to grant non-qualified stock options and restricted stock purchase rights to purchase up to 420,000 shares of our common stock with vesting to employees (including officers) and other service providers.  With the approval of the 2015 Plan, described below, as of August 29, 2015, no shares of our common stock were available for issuance under the 2013 Plan.

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

The 2015 Plan permits the granting of any or all of the following types of awards: incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards, and performance awards payable in a combination of cash and company shares. There were no awards granted under the 2015 plan as of March 31, 2016.

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

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

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

At March 31, 2016, total unrecognized deferred stock compensation expected to be recognized over the remaining weighted-average vesting periods of 1.0 years for outstanding grants was $1.8 million.

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

Stock-based award activity was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Balance, December 31, 2015	308,464	$13.61	6.07	$—
Forfeited during 2016	(1,044)	17.00	—	—
Balance, March 31, 2016	307,420	$13.57	5.77	$—
Exercisable on March 31, 2016	172,606	$15.15	5.12	$—

The options granted have a contract term ranging between three and ten years. Options granted typically vest over a four year period, with 25% vesting after one year and the remainder ratably over the remaining three years.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2016:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Exercise	of	Contractual	Exercise	of	Exercise
Prices	Shares	Life	Price	Shares	Price
		(In years)
$0–$10.00	120,840	7.51	$7.74	46,820	$7.69
$10.01–$15.00	32,888	7.42	$12.50	13,098	$12.50
$15.01–$20.00	131,116	3.95	$17.50	93,112	$17.50
$20.01–$25.00	22,558	4.63	$23.47	19,576	$23.63

	307,420	5.77	$13.57	172,606	$15.15

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Stock based compensation expense consisted of the following:

	Three Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)

Research and development	$161,000	$225,000
General and administrative	215,000	152,000
	$376,000	$377,000

Warrants

From time to time, we issue warrants to purchase shares of our common stock to investors, note holders and to non-employees for services rendered or to be rendered in the future.

Warrant Issuances

On February 2, 2016, the Company issued 50,000 Additional Warrants to the existing noteholders under the terms of the December 2015 amendments to the Notes.

March 2016 Amendment to Notes

On March 31, 2016, the Company executed the “March Amendments with certain investors holding the requisite number of conversion shares and warrant shares underlying the Notes and warrants issued in April 2015 and May 2015 pursuant to the referenced purchase agreements. The March Amendments, described above, provided for the issuance of the Additional Warrants, exercisable for ten shares of the Company’s common stock per $100 of outstanding principal of the Notes held by each buyer pursuant to the April 2015 and May 2015 Securities Purchase Agreements, each with an exercise price of $5.00 per share, subject to adjustment as set forth within the warrants. A total of 500,000 Additional Warrants were issued to the Note holders on March 31, 2016.

Warrants outstanding as of March 31, 2016 consist of:

	Issue Date	Expiry Date	Number of Warrants	Exercise Price per Share
2013 Services Warrants—July	Jul-13	Jul-18	9,494	$37.50
2013 Services Warrants—August	Aug-13	Aug-18	729	37.50
2013 Services Warrants—November	Nov-13	Nov-18	2,400	50.00
2014 Services Warrants—April(1)	Apr-14	Apr-19	13,657	39.00
2014 Services Warrants—September(2)	Aug-14	Aug-19	16,000	25.00
2014 PIPE Warrants—September(3)	Sept-14	Sept-18	26,500	25.00
2014 Services Warrants—November(4)	Nov-14	Nov-18	6,500	25.00
2014 Settlement Warrants—December(5)	Dec-14	Dec-19	38,464	25.00
2015 Notes Warrants(6)	Apr/May-15	Apr/May-20	219,785	12.50
2015 Services Warrants—May(7)	May-15	May-20	5,514	12.50
2015 LOC Guarantee Warrants—November (8)	Nov-15	Nov-20	74,000	15.00
2015 Debt Amendment Warrants—December (9)	Dec-15	Dec-20	50,000	5.00
2015 PIPE Warrants—December (10)	Dec-15	Dec-20	312,500	5.00
2016 Debt Amendment Warrants—February (11)	Feb-16	Feb-21	50,000	5.00
2016 Debt Amendment Warrants—March (12)	Mar-16	Mar-21	500,000	5.00
Balance outstanding at March 31, 2016			1,325,543	$6.76
Warrants exercisable at March 31, 2016			1,251,543	$6.27

(1)	The 2014 Services Warrants—April were issued for fees incurred in conjunction with the issuance of convertible notes in 2014. The warrants were valued on the issuance date at $11.50 per share in conjunction with the valuation approach used for the initial valuation of the warrants issued in connection with the convertible notes issued in 2014.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

(2)	The 2014 Services Warrants—September were issued to a consultant in exchange for advisory services with no readily available fair value. The warrants were originally issued at $39.00 per share and had a one-time price reset provision to the exercise price of the warrants issued to investors in the convertible notes offering in April 2014 if the exercise price of such convertible notes warrants changed prior to September 30, 2014. On September 22, 2014, the exercise price was changed to $25.00 per share. There are no further exercise price changes for this warrant series. The warrants were valued using the Black-Scholes option pricing model at $131,000 on the issuance date with an additional $6,000 recorded to expense on September 22, 2014 to reflect the change in fair value resulting from the exercise price change.

(3)	On September 22, 2014 the Company issued 26,500 warrants with an exercise price of $25.00 per share in conjunction with placement agent services for the Company’s September 2014 private equity placement. The warrants were valued using the Black-Scholes option pricing model at $296,000 on the issuance date.

(4)	On November 26, 2014, the Company issued 6,500 warrants with an exercise price of $25.00 per share for compensation for investor relations services provided. The warrants were valued using the Black-Scholes option pricing model at $43,000 on the issuance date.

(5)	On December 1, 2014, the Company issued 19,232 warrants with an exercise price of $39.00 per share and on December 15, 2014 issued 19,232 warrants with an exercise price of $25.00 per share to settle potential legal disputes resulting from claims made by the investors in the November 2013 private equity placement. The warrants issued on December 1, 2014 were issued concurrent with the issuance of 8,462 shares of the Company’s common stock in partial settlement of the potential legal disputes arising from claims by two investors. The Company settled all remaining potential legal disputes with all of the remaining investors in the November 2013 private placement on December 15, 2014 by issuing the second tranche of warrants and setting the exercise price of each warrant series issued at $25.00 with no further reset provisions. The combined issuance of the warrants and expense resulting from any price changes were valued using the Black-Scholes option pricing model at $246,000 and expensed to general and administrative expense.

(6)	On April 23, 2015 the Company issued warrants exercisable for up to 136,267 shares of our common stock and on May 7, 2015 the Company issued warrants exercisable for 83,518 shares of our common stock, each with an exercise price of $12.50 per share in conjunction with the Notes described in Note 8. The warrants were valued using the Black-Scholes option pricing model at $2,139,000 on the issuance date.

(7)	On May 7, 2015 the Company issued warrants exercisable for 5,514 shares of our common stock with an exercise price of $12.50 per share in conjunction with placement agent services for the Company’s May 2015 private equity placement. The warrants were valued using the Black-Scholes option pricing model at $56,000 on the issuance date.

(8)	On November 2, 2015 the Company issued warrants exercisable for up to 74,000 shares of our common stock with an exercise price of $15.00 per share in conjunction with the LOC guarantee described in Note 16. The warrants were valued using the Black-Scholes option pricing model at $246,000 on the issuance date. The warrants are exercisable beginning on November 1, 2016.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

(9)	On December 30, 2015 the Company issued warrants exercisable for up to 50,000 shares of our common stock with an initial exercise price of $12.50 per share in conjunction with the December 30, 2015 Notes amendment described in Note 8. In the event that the Company issues additional common stock derivative securities at a price per share less than the exercise price, the Company is obligated to reduce the exercise price of the December Debt Amendment Warrants to a price per share equal to the newly issued shares or derivative common stock securities. On March 31, 2016, concurrent with the issuance of the additional debt amendment warrants, the exercise price was reduced to $5.00 per share.

(10)	On December 31, 2015 the Company issued warrants exercisable for up to 312,500 shares of our common stock with an initial exercise price of $5.00 per share in conjunction with the December private equity placement. If the Company issues common share derivative securities at a price per share less than $5.00 per share, the Company is obligated to reduce the exercise price of the December PIPE warrants to a price per share equal to the newly issued shares or derivative common stock securities. This price protection clause expires at the earlier of June 30, 2016 or if the PIPE shares and underlying warrants are registered for resale.

(11)	On February 2, 2016 the Company issued warrants exercisable for up to 50,000 shares of our common stock with an initial exercise price of $12.50 per share in conjunction with the December 30, 2015 Notes amendment described in Note 8. The warrants were valued using the Black-Scholes option pricing model at $148,000 on the issuance date and were recorded as a derivative liability and additional debt discount. In the event that the Company issues additional common stock derivative securities at a price per share less than the exercise price, the Company is obligated to reduce the exercise price of the February Debt Amendment Warrants to a price per share equal to the newly issued shares or derivative common stock securities. On March 31, 2016, concurrent with the issuance of the additional debt amendment warrants, the exercise price was reduced to $5.00 per share.

(12)	On March 31, 2016 the Company issued warrants exercisable for up to 500,000 shares of our common stock with an initial exercise price of $5.00 per share in conjunction with the December 30, 2015 Notes amendment described in Note 8. The warrants were valued using the Black-Scholes option pricing model at $1,497,000 on the issuance date and were recorded as a derivative liability and additional debt discount. In the event that the Company issues additional common stock derivative securities at a price per share less than the exercise price, the Company is obligated to reduce the exercise price of the March Debt Amendment Warrants to a price per share equal to the newly issued shares or derivative common stock securities.

Note 12—Commitments and Contingencies

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

Future minimum rental payments under operating leases that have initial noncancelable lease terms in excess of one year as of March 31, 2016 are as follows:

Nine months ending December 31, 2016	$245,000

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the Lease.  Rent expense was $80,000 for each of the three months ended March 31, 2016 and 2015, respectively.

Our current headquarters is located at 9400 Toledo Way, Irvine, California 92618.  The property consists of a mixed use commercial office, production, and warehouse facility of 32,649 square feet and expires December 31, 2016.  The monthly expense rent is $26,825.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

In addition, we lease space from the Regents of the University of California, Irvine, for the installation and demonstration of the EC250 equipment. The lease expired on January 1, 2015 and reverted to a month-to-month lease with a monthly payment of $7,780. The university will provide certain goods and services including certain research and development services.

Note 13—Subsequent Events

Stock Purchase Agreement

On April 11, 2016, the Company entered into a stock purchase agreement dated April 11, 2016, pursuant to which it issued to an accredited investor an aggregate of 696,056 shares of the Company’s common stock in exchange for gross proceeds of approximately $3.0 million (the “April 2016 Private Placement”). The closing of the April 2016 Private Placement satisfied the Qualified Private Offering requirement described in the March Amendments described above under “March 2016 Amendment to Notes”.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise indicated, the following discussion and analysis of our financial condition is as of March 31, 2016. Our results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Forward-Looking Statements

Forward-looking statements contained in this quarterly report on Form 10-Q are made under the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks, uncertainties, assumptions, and other factors, which, if they do not materialize or prove correct, could cause our results to differ materially from historical results, or those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements containing the words “can,” “may,” “scheduled, ”planned,” ”expects,” “believes,” “strategy,” ”opportunity,” ”anticipates,” and similar words. These statements may include, among others, plans, strategies, and objectives of management for future operations; any statements regarding proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statements of assumptions underlying any of the foregoing. The information contained in this quarterly report on Form 10-Q is as of the date of this report. Except as otherwise expressly referenced herein, we assume no obligation to update forward-looking statements.

Overview

We design, develop, manufacture and have commercially deployed products based on proprietary technologies that generate base-load, clean power from polluting waste gases that are otherwise typically destroyed or vented into the atmosphere by a variety of industries. We consider “power” to consist of industrial grade heat that can be used to (i) generate electricity by coupling our technology with a variety of modified gas turbines, (ii) produce industrial-grade steam by coupling our technology with a variety of modified steam boilers, or (iii) provide on-site heat at industrial facilities through heat exchanger applications. We also design our technologies to provide power generation solutions with a significantly reduced air emissions profile compared to traditional industrial power generation systems powered by fossil fuels. Whether our technology is applied to generate electricity, steam or heat, we refer to our technology as “Power Oxidation,” and refer to our products as “Power Oxidizers”. Our patented Power Oxidizer turns one of the world’s most potent sources of air pollution into a profitable source of base-load clean energy, while simultaneously reducing gaseous emissions from industrial facilities that contribute to air pollution and climate change.

Our technology offers an alternative to traditional methods of destroying gaseous pollution, by simultaneously enabling industrial facilities (i.e., the sources of the gaseous emissions) to reduce their energy costs through the generation of on-site power from their waste gases and eliminating or reducing their air pollution. In addition, our technology provides an innovative alternative method that a wide range of industrial facilities could deploy in order to comply with or exceed environmental air quality regulations, which currently represent a significant operating cost for these industries. We currently partner with established manufacturers of gas turbines and work with the engineering teams of these manufacturers to integrate our Power Oxidizer with their gas turbines. These partnerships benefit us through improved brand awareness and facilitation of the commercialization of our Power Oxidizer technology. The coupling or integration of our technology with gas turbines allows our partners to market their modified gas turbines into new markets and sales opportunities that otherwise are not technically feasible with traditional power generation technologies. We also plan to partner with manufacturers of steam boilers in a similar manner, thereby enabling the steam boilers to create valuable industrial-grade steam from low-quality waste gases as a monetarily “free” input fuel. We do not yet have any agreements with such manufacturers, but we expect to negotiate and enter into partnerships for additional turbine and steam products within the next 18 months.

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

We have developed a 250 kilowatt, or kW, Power Oxidizer that we integrate with a 250 kW gas turbine to produce 250 kW “Powerstations,” respectively. We have two Powerstations currently in operation at a landfill site in the Netherlands and at the Irvine campus of the University of California, Irvine, or UCI, and one additional Powerstation currently in the production phase expected to be installed at a landfill in southern California. We have built a prototype Power Oxidizer of a significantly larger size of 2 megawatt, or MW, coupled with a 2MW sized gas turbine, or KG2 turbine, produced by Dresser-Rand a.s., a subsidiary of Dresser-Rand Group Inc., a Siemens company, or Dresser-Rand, to create a 2MW Powerstation. The prototype was constructed in the first quarter of 2016, with a field test scheduled for completion in the second quarter of 2016 at a third party location in Southern California. We believe this scaled-up version of our Power Oxidizer, combined with the KG2 turbine, will result in a Powerstation product that is better aligned with the scale of emissions (and energy requirements) observed at the industrial facilities that we believe stand to benefit most from this technology. As with the 250kW Powerstation, the larger Powerstations are designed to provide an alternative to typical combustion-based power generation and enable industries to utilize their own waste gases to generate power. We also expect to integrate our Power Oxidizer technology into additional sized gas turbines. as well as other applications that can use the heat generated by our Power Oxidizers to power other industrial applications. We believe other industrial grade waste gas-to-heat opportunities, powered by an ultra-low pollution Power Oxidizer, include: (i) the generation of steam from coupling a Power Oxidizer with a traditional steam boiler, (ii) use in industrial grade dryers for kilns or industrial drying customer requirements, and (iii) use in industrial chiller units for customers requiring cold air or water in their processes.

Reverse Stock Split

Our senior secured promissory notes, issued on April 23, 2015 and May 7, 2015, respectively, or the Notes (see discussion below under “Financing Activities”), had three covenants, one of which was the requirement to enter into a reverse stock split in order to increase our share price above $5.00 per share in anticipation of an underwritten public offering. Our board of directors approved a reverse stock split of our authorized, issued and outstanding shares of common stock, as well as our authorized shares of preferred stock, par value $0.0001 per share, of which no shares are issued and outstanding, at a ratio of 1-for-50, or our Reverse Stock Split. On July 8, 2015, the Reverse Stock Split became effective and the total number of shares of common stock held by each stockholder of the Company converted automatically into the number of shares of common stock equal to: (i) the number of issued and outstanding shares of common stock held by each such stockholder immediately prior to the Reverse Stock Split divided by (ii) 50. We issued one whole share of the post-Reverse Stock Split common stock to any stockholder who otherwise would have received a fractional share as a result of the Reverse Stock Split, determined at the beneficial owner level by share certificate. As a result, no fractional shares were issued in connection with the Reverse Stock Split and no cash or other consideration was paid in connection with any fractional shares that would otherwise have resulted from the Reverse Stock Split.

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

Dresser-Rand 2 MW Integration

During the three months ending March 31, 2016, a significant portion of our resources, including nearly all of our engineering staff and additional consultants, was allocated to the completion of our 2MW prototype Power Oxidizer and the integration of our Power Oxidizer with the Dresser-Rand KG2-3GEF turbine.

On November 14, 2014, we entered into a global licensing agreement with the Dresser-Rand Company, which we refer to as the D-R Agreement, which grants Dresser-Rand the right to market and sell the Dresser-Rand KG2-3GEF 2 MW gas turbine coupled with the Ener-Core Power Oxidizer. The D-R Agreement grants Dresser-Rand exclusive rights to commercialize the Ener-Core Power Oxidizer, within ranges of 1–4 MW of power capacity, bundled with the Dresser-Rand KG2 gas-turbine product line. As part of the D-R Agreement, Dresser-Rand agreed to pay a $1.6 million initial license fee, under the condition that we were able to successfully scale up the technology from the current size of 250 kW to a size of 2 MW. Dresser-Rand also agreed to achieve annual sales thresholds agreed to by both companies in order to retain the exclusivity of the commercial license. Upon payment of the initial license fee in full, Dresser-Rand shall have an exclusive license to sell the Ener-Core Power Oxidizer within ranges of 1–4 MW of power capacity, bundled with a gas-turbine to generate electricity. Beginning in November 2019, so long as Dresser-Rand continues to sell the agreed minimum quantity of units every year, or pays a “top up” license payment if the agreed minimum sales quantities are not achieved during any individual year, Dresser-Rand shall retain an exclusive license in the aforementioned 1–4 MW range of power capacity.

The D-R Agreement calls for a series of technical milestones. The first technical milestone involves the completion of a “Sub-Scale Acceptance Test,” or SSAT, which we successfully completed in July 2015. The second technical milestone will be the “Full-Scale Acceptance Test,” or FSAT, that includes a multitude of tests using a full, working prototype of a combined Power Oxidizer and a Dresser-Rand KG2. During the second half of 2015 and continuing into the first quarter of 2016, we constructed the FSAT prototype which was substantially complete as of March 31, 2016. We expect to fully commission the FSAT prototype in the second quarter of 2016 and begin the FSAT procedures. Both technical milestones are required prior to the delivery of the first commercial 1.75 MW units. We currently expect to ship the first two commercial KG2/PO units in 2016 to Dresser-Rand’s customer, Pacific Ethanol, as announced by Pacific Ethanol in January 2015.

The D-R Agreement also requires the satisfaction of certain binding conditions, fully satisfied in 2015, in order for Dresser-Rand to be obligated to perform its covenants under the D-R Agreement, which covenants include the payment of license fees into escrow, the acceptance of binding purchase orders from its customers for KG2/PO units, the issuance of binding purchase orders to us for Power Oxidizer units and the performance of additional engineering services required for the FSAT. In March 2015, the D-R Agreement was amended to revise the second binding condition. The revised binding condition eliminates the need for a bond but requires the $400,000 quarterly cash payments due from Dresser-Rand to be paid into a cash escrow account. Funds may be released from the cash escrow as follows: (i) to Dresser-Rand for up to $500,000 to reimburse Dresser-Rand for certain engineering costs; (ii) to Dresser-Rand in the event of termination of the D-R Agreement as a result of a failed acceptance test; or (iii) to the Company upon the satisfaction of the FSAT. We expect to complete the FSAT within the second quarter of fiscal 2016. Upon satisfaction of the FSAT, we will receive $1.1 million that is currently in escrow, which does not include the $500,000 that Dresser-Rand is to receive for reimbursement for certain engineering costs. If the FSAT condition is not satisfied, then Dresser-Rand will receive the $1.1 million that is currently in escrow.

Commercial Sales Efforts

We are entering the combined heat and power, or CHP, market that is highly competitive and historically conservative in its acceptance of new technologies. To date, we have sold and delivered one 250kW commercial PowerStation unit to the Netherlands and have sold one additional 250kW PowerStation unit to a landfill site in Southern California scheduled for delivery in 2017. We have also sold two initial 2MW Power Oxidizers to Dresser-Rand for installation at their end user customer, Pacific Ethanol, expected for delivery in the second half of 2016. These three systems, combined with the Dresser-Rand license fees due of $1.6 million, represent our $4.6 million order backlog as of May 11, 2016. To date, we have billed $4.0 million and collected $3.4 million of our existing backlog.

Dresser-Rand

In January 2015, the first sale of the new KG2-3GEF/PO unit was announced by Pacific Ethanol, which placed a two unit order with Dresser-Rand. Pursuant to the terms of the D-R Agreement, we began working on the initial phase of these two systems immediately after the announcement of the order received by Dresser-Rand from Pacific Ethanol. After receipt of formal acceptance of the successful completion of the SSAT, in August 2015, we received a binding purchase order from Dresser-Rand for two 1.75MW Power Oxidizer units for a total purchase price of $2.1 million. We received the entire $2.1 million purchase price in the fourth quarter of 2015 after we satisfied the Dresser-Rand performance security requirement in November 2015. Upon satisfaction of the FSAT, we expect to receive $1.6 million of license fees, as reduced by $500,000 that Dresser-Rand is to receive for reimbursement for certain engineering costs, for a net amount due of $1.1 million. Under the D-R Agreement, as amended, the license fees are payable into escrow quarterly in equal installments. A total of $425,000 was in escrow on March 31, 2016, consisting of $800,000 for two quarterly installments, as reduced by $375,000 for engineering cost reimbursements paid to Dresser-Rand. A further $400,000 is due in the second quarter of 2016. The FSAT condition is expected to be satisfied in 2016. If the FSAT condition is not satisfied, then Dresser-Rand shall receive all remaining amounts in escrow.

Other Commercial Efforts

In May 2015, we received an award for our second commercial EC250 Powerstation as part of a California Energy Commission award of $1.5 million to the University of California, Irvine’s Advanced Power & Energy Program. We received a formal purchase order of approximately $900,000 in the third quarter of 2015 and through May 11, 2016 we have billed $815,000 and collected $615,000. We anticipate that delivery and commission of this Powerstation will occur in 2017.

Our commercial sales and marketing focus during 2016 is to work with the domestic and international sales and marketing teams from Dresser-Rand to facilitate additional KG2 unit sales in order to drive Power Oxidizer sales. While we expect to close multiple KG2 opportunities in 2016, most of our potential orders for KG2 units require the successful FSAT completion, which is expected in the second quarter of 2016. In parallel, our existing internal sales team has continued to advance commercial opportunities from 2015 and enter new industrial markets with our EC250 product. We have also expanded our understanding of our greater, integrated Powerstation solution and we are working towards value-added partnership relationships with key providers of products which can use our ultra-low emissions heat. We also intend to sell the FSAT prototype, a full working KG2 unit described above, upon completion of the FSAT procedures. We have interest from several parties and see the sale of the prototype as a potential cash recovery later in 2016.

Revenue, Order-to-Cash Cycle and Customer Order Cash Flows

Our order-to-cash cycle is lengthy and requires multiple steps to complete. As such, we utilize and evaluate certain metrics such as bookings, backlog, and billed backlog. The initial commercial phase involves our sales team identifying a suitable project and evaluating each site to determine whether our value proposition fits the potential customer’s needs. We evaluate potential industrial sites based on the amount, density and quality of the waste gas produced, the impacts of air quality penalties and required pollution abatement, and the expected cost savings or sales value of on-site power production. We also evaluate with the potential customer whether there are other financial considerations that could further strengthen the economic payback to the potential customer (which could include revenue increases that may result from pollution abatement benefits or emission credits or tax avoidance). As part of this evaluation, we work with potential customers to produce financial models, which seek to capture and quantify all of the various benefits of the potential project to determine the overall economic payback to the potential customer. If the potential customer determines to proceed after this evaluation, we enter into an agreement with the customer, which typically includes purchase order arrangements.

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

Powerstations are shipped to the customer locations and assembled on site. We supervise the assembly and commissioning of the Powerstations, which can take several months to complete. Once commissioning of the fully installed Powerstation(s) is/(are) concluded and title passes to the customer, we issue the final billings and recognize revenues and costs of revenues by decrementing deferred revenues and inventory respectively.

We also charge customers for commissioning services, post-sale support, and post-warranty service and maintenance on our Power Oxidizer units. We provide a standard warranty, which typically ends between six months and one year after commissioning.

Operating expense reduction

Beginning in the first quarter of 2016, we evaluated our cash spending, including the costs incurred with our withdrawn underwritten public offering. Excluding our debt service and excluding non-recurring costs related to the underwritten offering, our quarterly cash spending for the quarter ending March 31, 2016 was approximately $1,350,000. In the second quarter of 2016, we identified and enacted cost reductions, primarily the reduction of employee and consulting headcount and professional services, which will result in savings of approximately $200,000 per quarter, and we expect to implement additional cost reductions later in 2016, including a further reduction of service provider cash spending and a reduction in our fixed overhead costs.

Financing Activities

Underwritten offering withdrawal

On April 5, 2016, we formally requested that the Securities and Exchange Commission withdraw our registration statement, originally filed in July 2015. The underwritten public offering and a simultaneous listing on a national exchange was originally a requirement under our Notes. After negotiating the March Amendments (defined below), our board of directors determined, with the consultation of our professional advisors, that market conditions in early 2016 were not conducive to a marketed underwritten public offering. We expect to revisit an underwritten public offering as a financing alternative as market conditions improve and to the extent we experience additional commercial success.

March 2016 Debt Amendment

On March 31, 2016, we executed amendments to the April 22, 2015, and May 7, 2015 Note Agreements and related Securities Purchase Agreements, or, collectively, the March Amendments, each with certain investors holding the requisite number of conversion shares and warrant shares underlying the Notes and warrants issued in April 2015 and May 2015 pursuant to the referenced purchase agreements. The March Amendments (i) removed the requirement that we consummate a “Qualified Public Offering”; (ii) extended the deadline for us to commence trading on a Qualified Eligible Market (as defined in the March Amendments) to no later than April 14, 2016; provided that if we consummated a private offering of its securities resulting in gross proceeds to us of at least $3,000,000 after March 31, 2016 and prior to or on April 14, 2016, or a Qualified Private Offering, such deadline shall be automatically extended to October 15, 2016; (iii) provided for the issuance of warrants to purchase up to 500,000 shares of the Company’s common stock, each with an exercise price of $5.00 per share, subject to adjustment as set forth within the warrants, or the March Warrants; and (iv) added an additional covenant on behalf of us that, on or prior to April 14, 2016, it would cause its net monthly cash flow directly associated with the D-R Agreement , taken together with its monthly capital expenditure spending associated with the D-R Agreement , and excluding expenditures associated with the FSAT requirements defined in the D-R Agreement, to be neutral or positive, to be accomplished by re-negotiation or termination of such D-R Agreement. On April 11, 2016 we consummated a $3 million private offering and thereby satisfied condition (ii) above. On March 31, 2016 we issued the 500,000 warrants as described in Note 11 and we are in compliance with the spending covenant listed in (iv) above.

The March Amendments amended the terms of the Notes to extend the conversion feature until the term of the Notes and to provide for additional warrants. Additionally, in February 2016, pursuant to the terms of the December 2015 amendments to the Notes, we issued warrants to purchase up to 50,000 shares of our common stock at an exercise price of $12.50 per share, or the February Warrants, and subsequently reset the exercise price to $5.00 per share with the issuance of the March Warrants. We accounted for the February Warrants and the March Warrants as derivative liabilities and recorded an additional $148,000 of debt discount upon the issuance of the February Warrants and $1,497,000 of debt discount upon the issuance of the March Warrants.  The December 31, 2015 debt discount and the additional discount recorded in February 2016 and March 2016 is amortized over the expected remaining life of the debt.

Stock Purchase Agreement

On April 11, 2016, we entered into a stock purchase agreement dated April 11, 2016, pursuant to which it issued to an accredited investor an aggregate of 696,056 shares of our common stock in exchange for gross proceeds of approximately $3.0 million, or the April 2016 Private Placement. The closing of the April 2016 Private Placement satisfies the Qualified Private Offering requirement described in the March Amendments described in Note 11 to our unaudited condensed consolidated financial statements included elsewhere in this report under “March 2016 Amendment to Notes”.

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

We have sustained recurring net losses and negative cash flows since inception and have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. Despite capital raises of $5.8 million in April and May 2015, $2.5 million in December 2015, and $3.0 million in April 2016, we expect to require additional sources of capital to support our growth initiatives. We must secure additional funding to continue as a going concern and execute our business plan.

Management’s plan is to obtain capital sufficient to meet our operating expenses by seeking additional equity and/or debt financing. The cash and cash equivalents balance (excluding restricted cash) on March 31, 2016 and December 31, 2015 was approximately $0.2 million and $2.6 million, respectively. In April 2016, management began taking steps to reduce our operational cash burn through a combination of staff reductions and reductions of outside service providers. We expect to implement additional cost savings through reduced overhead costs later in 2016 as well as reduced non-recurring costs and capital expenditures related to our efforts to develop the 2MW KG2. We expect that the $0.2 million of cash and cash equivalents as of March 31, 2016, the $3.0 million of equity raised in April 2016, and receipts on customer billings, will continue to fund our working capital needs, general corporate purposes, and related obligations into the third quarter of 2016 at our reduced spending levels. However, we expect to require significantly more cash for working capital and as financial security to support our growth initiatives.

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

Reclassifications

Certain amounts in the 2015 consolidated condensed financial statements have been reclassified to conform to the current year presentation. These reclassifications have no effect on previously reported net loss.

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

Foreign Currency Adjustments

Our functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Income statement accounts are translated at average rates for the year. At March 31, 2016 and December 31, 2015, we did not hold any foreign currency asset or liability amounts. Gains and losses resulting from foreign currency transactions are reported as other income in the period they occurred.

Concentrations of Credit Risk

Cash and Cash Equivalents

We maintain our non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation, or FDIC, provides insurance coverage of up to $250,000. For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to these deposits. At March 31, 2016, we had $0 in excess of the FDIC limit.

We consider all highly liquid investments available for current use with an initial maturity of three months or less and are not restricted to be cash equivalents. We invest our cash in short-term money market accounts.

Restricted Cash

Collateral Account

Under a credit card processing agreement with a financial institution that was entered in 2013, we are required to maintain funds on deposit with the financial institution as collateral. The amount of the deposit, which is at the discretion of the financial institution, was $50,000 on March 31, 2016 and December 31, 2015.

Dresser-Rand Escrow Account

Under the D-R Agreement, prepaid license fee payments of $400,000 per quarter are to be paid by Dresser-Rand into an escrow account with a financial institution beginning August, 2015. Dresser-Rand is allowed to withdraw up to $125,000 per quarter from this escrow account for qualified engineering expenses incurred by Dresser-Rand under the terms and conditions of the D-R Agreement. Through March 31, 2016, Dresser-Rand has funded $800,000 and has withdrawn $375,000. The balance in the escrow account was $425,000 and $150,000 on March 31, 2016 and December 31, 2015, respectively. We are allowed to withdraw funds from the escrow account after completion of additional technical milestones, expected to be completed in the first half of 2016.

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for international customers are supported by guarantees or letters of credit. For those customers to whom we extend credit, we perform periodic evaluations of them and maintain allowances for potential credit losses as deemed necessary. We generally do not require collateral to secure accounts receivable. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2016, one customer accounted for all of our accounts receivable.

Accounts Payable

As of March 31, 2016 and December 31, 2015, one and five vendors, respectively, collectively accounted for approximately 12% and 50% of our total accounts payable.

Inventory

Inventory, which consists of raw materials, is stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method. At each balance sheet date, we evaluate our ending inventory for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. At March 31, 2016 and December 31, 2015, we did not have a reserve for slow-moving or obsolete inventory.

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

Impairment of Long-Lived Assets

We account for our long-lived assets in accordance with the accounting standards which require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical carrying value of an asset may no longer be appropriate. We consider the carrying value of assets may not be recoverable based upon its review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of March 31, 2016 and December 31, 2015, we do not believe there have been any impairments of our long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products will continue, which could result in impairment of long-lived assets in the future.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, derivative liabilities, and capital lease liabilities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2016 and December 31, 2015. The carrying amounts of short-term financial instruments are reasonable estimates of their fair values due to their short-term nature or proximity to market rates for similar items.

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

Derivative Financial Instruments

We issue derivative financial instruments in conjunction with its debt and equity offerings and to provide additional incentive to investors and placement agents. We use derivative financial instruments in order to obtain the lowest cash cost-source of funds. Derivative liabilities are recognized in the consolidated balance sheets at fair value based on the criteria specified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) topic 815-40 “Derivatives and Hedging—Contracts in Entity’s own Equity.” The estimated fair value of the derivative liabilities is calculated using either the Black-Scholes-Merton or Monte Carlo simulation model method.

We issued detachable common stock warrants and secured debt with a conversion feature in April and May 2015 and amended existing debt to add a conversion feature in December 2015. We issued additional common stock warrants with price reset provisions in December 2015 and March 2016. These embedded derivatives and detachable warrants were evaluated under ASC topic 815-40. We determined that the warrants and embedded conversion feature for the April 2014 issuance, the conversion feature for the 2015 issuances, and the warrants issued with price reset provisions should be accounted for as derivative liabilities. We determined that the detachable warrants associated with the 2015 issuance on the issuance date should not be accounted for as derivative liabilities. Warrants and the debt conversion features determined to be derivative liabilities were bifurcated from the debt host and are classified as liabilities on the consolidated balance sheet. Warrants not determined to be derivative liabilities were recorded to debt discount and paid-in capital. We record the warrants and embedded derivative liabilities at fair value and adjust the carrying value of the common stock warrants and embedded derivatives to their estimated fair value at each reporting date with the increases or decreases in the fair value of such warrants and derivatives at each reporting date, recorded as a gain or (loss) in the consolidated statements of operations. The 2015 detachable warrants determined not to be derivative liabilities were recorded to debt discount with a corresponding entry to paid-in capital.

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

Revenues under long-term construction contracts are generally recognized using the completed-contract method of accounting. Long-term construction-type contracts for which reasonably dependable estimates cannot be made or for which inherent hazards make estimates difficult are accounted for under the completed-contract method. Revenues under the completed-contract method are recognized upon substantial completion—that is acceptance by the customer, compliance with performance specifications demonstrated in a factory acceptance test or similar event. Accordingly, during the period of contract performance, billings and costs are accumulated on the balance sheet, but no profit or income is recorded before completion or substantial completion of the work. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimate of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. As of March 31, 2016 and December 31, 2015, we had a $600,000 provision for contract losses for both periods presented.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs were $942,000 and $737,000 for the periods ended March 31, 2016 and 2015, respectively.

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

Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive.  Options and warrants to purchase approximately 1.6 million and 0.5 million common shares were outstanding at March 31, 2016 and 2015, respectively, but were excluded from the computation of diluted loss per share due to the anti-dilutive effect on net loss per share.

All share and per share amounts in the table below have been adjusted to reflect the 1-for-50 reverse split of our issued and outstanding common stock on July 8, 2015, retroactively.

	Three Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)

Net loss	$(3,848,000)	$(2,064,000)
Weighted average number of common shares outstanding:
Basic and diluted	3,089,160	2,282,120
Net loss attributable to common stockholders per share:
Basic and diluted	$(1.25)	$(0.90)

Comprehensive Income (Loss)

We have no items of other comprehensive income (loss) in any period presented. Therefore, net loss as presented in our Consolidated Statements of Operations equals comprehensive loss.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 provides a framework for addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles. ASU 2014-09 is effective beginning with the calendar year ended December 31, 2017. We have not yet assessed the impact ASU 2014-09 will have upon adoption on its financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires that an entity’s management evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Certain disclosures are necessary in the footnotes to the financial statements in the event that conditions or events raise substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter and early application is permitted. We have not yet assessed the impact ASU 2014-15 will have upon adoption.

In November 2014, the FASB issued ASU 2014-16—Derivatives and Hedging: Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity. ASU 2014-16 clarifies how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. ASU 2014-16 became effective for the interim and annual periods beginning after December 15, 2015. There was no impact to any prior periods presented as a result of adopting ASU 2014-16.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. ASU 2015-03 became effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years and early application is permitted. We elected to adopt ASU 2015-03 beginning with the interim period ended June 30, 2015. There was no impact to any prior periods presented as a result of adopting ASU 2015-03.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 requires that entities measure inventory at the lower of cost and net realizable value. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years and early application is permitted. We have not yet assessed the impact ASU 2015-11 will have upon adoption.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires that entities’ deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for fiscal years beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. We have not yet assessed the impact ASU 2015-17 will have upon adoption.

In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842). ASU 2016-2 affects any entity entering into a lease and changes the accounting for operating leases to require companies to record an operating lease liability and a corresponding right-of-use lease asset, with limited exceptions. ASU 2016-2 is effective for fiscal years beginning after December 15, 2019 and interim periods with annual periods beginning after December 15, 2010. Early adoption is allowed. We have not yet assessed the impact ASU 2016-2 will have upon adoption.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2016, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2015

	Three Months Ended March 31,
	2016	2015

Total revenues	$—	$—
Total costs of goods sold	—	—
Gross profit (loss)	—	—

Operating expenses:
Selling, general, and administrative	1,337,000	1,035,000
Research and development	934,000	737,000
Total operating expenses	2,271,000	1,772,000
Operating loss	(2,271,000)	(1,772,000)

Other (expenses):
Interest expense	(983,000)	(1,000)
Loss on modification of debt	(1,429,000)	—
Gain (loss) on revaluation of derivative liabilities	835,000	(291,000)
Total other (expenses)	(1,577,000)	(292,000)
Loss before provision for income taxes	(3,848,000)	(2,064,000)
Provision for income taxes	—	—
Net loss	$(3,848,000)	$(2,064,000)

Loss per share – basic and diluted	$(1.25)	$(0.90)
Weighted average common shares – basic and diluted	3,089,160	2,282,120

Revenue, Cost of Goods Sold and Gross Profit/(Loss)

We had no revenues for both the quarters ended March 31, 2016 or 2015, respectively, and, therefore, we had no cost of goods sold or gross profit or loss.

Selling, general and administrative expenses

Selling, general and administrative expenses costs include officer compensation, salaries and benefits, stock-based compensation expense, consulting fees, legal expenses, intellectual property costs, accounting and auditing fees, investor relations costs, insurance, public company reporting costs and listing fees, and corporate overhead related costs.  Total selling, general and administrative expenses for the three months ended March 31, 2016 increased $302,000 or 29.2% to $1,337,000 from $1,035,000 for the same period of the prior year. The increase was primarily due to an increase of approximately $60,000 in sales related consulting and employee costs for 2015 hires and an increase of approximately $310,000 for professional services including approximately $200,000 of non-recurring charges for legal expenses, valuation services, accounting, and other services related to our withdrawn public offering, $84,000 for non-recurring Powerstation project related expenses, and $23,000 in additional IP related legal expenses. These increases were offset by expense reductions of $64,000 consisting primarily of bad debt expense of $24,000, overhead of $19,000, travel of $12,000 and stock compensation charges of $9,000.

Research and development

Research and development costs include development expenses for the Power Oxidizer and integration expenses related to our Power Oxidizer products with other partners such as Dresser-Rand and include salaries and benefits, consultant fees, cost of supplies and materials for samples and prototypes, depreciation, as well as outside services costs.  Research and development expense for the three months ended March 31, 2016 increased $197,000 or 26.7% to $934,000 from $737,000 for the same period of the prior year.   The increase is primarily due to increased engineering headcount costs for employees hired to support the integration of the D-R Agreement, and an increase of $87,000 for costs related to operation of the multi-fuel test equipment placed in service in the second quarter of 2015, of which $70,000 relates to additional depreciation on the test equipment asset.

Other Income (Expenses):

Other income (expenses) for the quarter ending March 31, 2016 consisted primarily of cash and non-cash interest on the $5,000,000 Senior Convertible Notes, placed in April and May 2015, the non-recurring charge for the modification of the Senior Convertible Notes, and the mark to market adjustment for our derivative liabilities related to the Senior Convertible Notes and the December 2015 PIPE warrants. Other income (expenses) for the quarter ending March 31, 2015 consisted of the mark to market adjustment for the December 2014 warrants which were exchanged for common stock in April 2015.

Net Loss

For the three months ended March 31, 2016, our net loss was approximately $3.8 million, primarily from selling, general and administrative expenses of $2.3 million, including non-recurring charges of $0.3 million described above, stock-based compensation expenses of $0.4 million and increased research and development costs for the Dresser-Rand integration under the terms of the D-R Agreement and $1.5 million of other expenses (net) consisting of $1.4 million for a debt modification expense, $0.9 million for interest expense, of which $0.7 million is non-cash interest expense, and offset by a $0.8 million mark to market gain on derivative liabilities. For the three months ended March 31, 2015, our net loss was approximately $2.1 million, consisting primarily of operating expenses of $1.8 million and a $0.3 million loss on mark to market of derivative liabilities.

Earnings per share

Earnings per share, basic and diluted were ($1.25) and ($0.90) for the three months ended March 31, 2016 and 2015, respectively.

Liquidity

Cash Flows used in Operating Activities

Our cash used in operating activities was approximately $1.9 million and $1.0 million for the three months ended March 31, 2016 and 2015, respectively. Cash used in operating activities for the three months ended March 31, 2016 resulted from a net loss of approximately $3.8 million, reduced by net non-cash charges of $1.9 million for stock-based compensation, gains on revaluation of derivative securities, non-cash interest expense due to amortization of debt discount and deferred financing charges, expense related to modification of debt, and depreciation, and a change of $0.1 million of working capital, primarily due to a $0.7 million increase in inventory and prepaid expenses offset by a $0.7 million increase in accounts payable. Cash used in operating activities for the three months ended March 31, 2015 of $1.0 million resulted from a net loss of approximately $2.1 million reduced by $0.7 million of non-cash charges for stock based compensation, depreciation, and losses on revaluation of derivative securities and $0.3 million in additional working capital, primarily increases in accounts payable.

Cash Flows from Investing Activities

Cash used in investing activities of $0.5 million for the three months ended March 31, 2016 was attributable to the purchase of parts and equipment to build the FSAT prototype for the KG2 product development. Cash used in investing activities of $0.9 million for the three months ended March 31, 2015 was attributable to the purchase of property and equipment consisting primarily of the multi-fuel test facility, which was used to satisfy the initial SSAT for the D-R Agreement and payments made to construct the full KG2 prototype to be used in the KG2 integration for the FSAT.

Cash Flows from Financing Activities

Cash provided by financing activities for each of the three months ended March 31, 2016 and 2015 of $6,000, respectively, consisted of the repayment of existing capital leases for office equipment.

Capital Resources

Our principal capital requirements are to fund our working capital requirements, invest in research and development and capital equipment and fund the continued costs of public company compliance requirements.  We have historically funded our operations through debt and equity financings.

From our inception, we have incurred losses from operations. For the three months ended March 31, 2016, we have incurred losses from operations and have an accumulated deficit of approximately $35.0 million and a net loss of approximately $3.8 million. For the three months ended March 31, 2016, we used cash in operations of approximately $1.9 million, which raises substantial doubt about our ability to continue as a going concern.

We expect to continue to incur substantial additional operating losses from costs related to the continuation of product and technology development and administrative activities.  Our cash on hand at March 31, 2016 was approximately $0.6 million (including restricted cash of $476,000). On April 11, 2016, we sold 696,056 shares of our common stock to one investor for gross proceeds of $3.0 million. We paid $0.1 million in costs and fees associated with the placement.

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

Our principal sources of liquidity are cash and receivables.  As of March 31, 2016, cash and cash equivalents (including restricted cash) were $0.6 million, or 10.1% of total assets, compared to $2.8 million, or 37.1% of total assets, at December 31, 2015.  The decrease in cash and cash equivalents was primarily attributable to cash used in operating activities of $1.9 million and $0.5 million of spending on fixed assets, primarily on the prototype to be used for the FSAT.

We have not yet achieved profitable operations and have yet to establish an ongoing source of revenue to cover operating costs and meet our ongoing obligations. Our cash needs for the next 12 months are projected to be in excess of $9 million, which includes the following:

●	Employee, occupancy and related costs: $3.3 million

●	Professional fees and business development costs: $1.0 million

●	Research and development programs: $1.2 million

●	Corporate filings: $0.5 million

●	Working capital: $3.0 million

Dresser-Rand Restricted Cash Escrow Account: As of March 31, 2016 we had $425,000 in restricted cash held in an escrow account under the terms and conditions of the D-R Agreement. The escrowed funds represent 50% of the total $1,600,000 license fees due under the D-R Agreement, reduced by $375,000 of reimbursable engineering costs payable to Dresser-Rand. We expect to receive additional cash payments of $400,000 per quarter, which will be placed into escrow until a gross total of $1,600,000 is placed into the escrow account. Dresser-Rand is allowed to draw up to $125,000 per quarter from the escrow account up to a maximum draw of $500,000. The remaining $1,100,000 will be released to us upon the satisfaction of the FSAT requirements identified in the D-R Agreement. We expect the FSAT requirements to be completed in the second quarter of 2016.

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

As of March 31, 2016, the end of the quarterly period covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were ineffective at the reasonable assurance level. Such conclusion is due to the presence of material weaknesses in internal control over financial reporting. Management anticipates that our disclosure controls and procedures will remain ineffective until such material weaknesses are remediated.

Changes in Internal Control over Financial Reporting

Remediation of Material Weaknesses

To address our material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

We are attempting to remediate the material weaknesses in our disclosure controls and procedures and internal controls over financial reporting identified above by refining our internal procedures (see below).  During the three months ended March 31, 2016, we initiated the following corrective actions, which management believes are reasonably likely to materially affect our financial reporting, as they are designed to remediate the material weaknesses as described above:

●	We have begun the process of further documenting our internal control structure.

●	We are in the process of further enhancing the supervisory procedures to include additional levels of analysis and quality control reviews within the accounting and financial reporting functions. We have implemented additional anti-fraud measures over our cash disbursements systems.

●	We are developing and implementing inventory control procedures.

We do not expect to have fully remediated these material weaknesses until management has tested those internal controls and found them to have been remediated.  We expect to complete this process during our annual testing for fiscal 2016.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits.

A list of exhibits is set forth on the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENER-CORE, INC. (Registrant)

Date: May 16, 2016	By:	/s/ Alain Castro
Alain Castro Chief Executive Officer

Date: May 16, 2016	By:	/s/ Domonic J. Carney
Domonic J. Carney Chief Financial Officer

45

EXHIBIT INDEX

Incorporated by Reference
Exhibit				Filing		Filed
Number	Description of Exhibit	Form	File No.	Date	Exhibit	Herewith
4.1	Form of Additional Warrant to Purchase Common Stock, dated March 31, 2016	8-K	001-37642	4/5/16	4.1

4.2	Form of Fourth Amendment to Senior Secured Notes issued in April 2015, effective as of March 31, 2016	8-K	001-37642	4/5/16	4.2

4.3	Form of Fourth Amendment to Senior Secured Notes issued in May 2015, effective as of March 31, 2016	8-K	001-37642	4/5/16	4.3

10.1	Form of Fifth Amendment to Securities Purchase Agreement dated April 22, 2015, effective as of March 31, 2016	8-K	001-37642	4/5/16	10.1

10.2	Form of Fourth Amendment to Securities Purchase Agreement dated May 7, 2015, effective as of March 31, 2016	8-K	001-37642	4/5/16	10.2

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

#	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.