Form 10-Q
period 2016-06-30
Ener-Core, Inc.
filed 2016-08-18
CIK 1495536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number: 001-37642

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

As of June 30, 2016 there were 3,785,216 shares of the issuer’s common stock outstanding

ENER-CORE, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FINANCIAL STATEMENTS

Index to the Financial Statements

Condensed Consolidated Balance Sheets—June 30, 2016 (unaudited) and December 31, 2015	2

Unaudited Condensed Consolidated Statements of Operations—For the Three and Six Months Ended June 30, 2016 and 2015	3

Unaudited Condensed Consolidated Statements of Cash Flows—For the Six Months Ended June 30, 2016 and 2015	4

Notes to Unaudited Condensed Consolidated Financial Statements—June 30, 2016	6

Ener-Core, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$633,000	$2,605,000
Restricted cash	350,000	200,000
Accounts receivable	81,000	—
Inventory	1,770,000	747,000
Prepaid expenses and other current assets	603,000	408,000
Total current assets	$3,437,000	$3,960,000
Property and equipment, net	3,972,000	3,426,000
Intangibles, net	24,000	28,000
Deposits and other long term assets	28,000	143,000
Total assets	$7,461,000	$7,557,000
Liabilities and stockholders’ (deficit)
Current liabilities:
Accounts payable	$2,155,000	$1,629,000
Accrued expenses	757,000	657,000
Deferred revenues and customer advances	3,076,000	2,847,000
Accrued contract loss	600,000	600,000
Derivative liabilities	4,030,000	2,510,000
Convertible secured notes payable, net of discounts	4,002,000	4,110,000
Capital leases payable	20,000	26,000
Total current liabilities	$14,640,000	$12,379,000
Long term liabilities:
Deposits	—	8,000
Capital leases payable	7,000	14,000
Total liabilities	$14,647,000	$12,401,000
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value. Authorized 50,000,000 shares; no shares issued and outstanding at June 30, 2016 and December 31, 2015	$—	$—
Common stock, $0.0001 par value. Authorized 200,000,000 shares; 3,785,216 and 3,089,160 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	29,995,000	26,302,000
Accumulated deficit	(37,181,000)	(31,146,000)
Total stockholders’ equity (deficit)	$(7,186,000)	$(4,844,000)
Total liabilities and stockholders’ equity (deficit)	$7,461,000	$7,557,000

See accompanying notes to condensed consolidated financial statements.

Ener-Core, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues	$—	$—	$—	$—
Cost of goods sold:	—	—	—	—
Gross profit	—	—	—	—

Operating expenses:
Selling, general, and administrative	1,051,000	1,280,000	2,318,000	2,311,000
Research and development	755,000	968,000	1,698,000	1,709,000
Total operating expenses	1,806,000	2,248,000	4,016,000	4,020,000
Operating loss	(1,806,000)	(2,248,000)	(4,016,000)	(4,020,000)

Other income (expenses):
Interest expense	(272,000)	(106,000)	(739,000)	(107,000)
Amortization of debt discount	(825,000)	(804,000)	(1,400,000)	(804,000)
Loss on exchange of warrants	—	(279,000)	—	(279,000)
Loss on modification of convertible debt	—	—	(1,429,000)	—
Gain (loss) on valuation of derivative liabilities	719,000	209,000	1,554,000	(82,000)
Total other income (expenses), net	(378,000)	(980,000)	(2,014,000)	(1,272,000)
Loss before provision for income taxes	(2,184,000)	(3,228,000)	(6,030,000)	(5,292,000)
Provision for income taxes	1,000	—	3,000	—
Net loss	$(2,185,000)	$(3,228,000)	$(6,033,000)	$(5,292,000)

Loss per share—basic and diluted	$(0.59)	$(1.34)	$(1.84)	$(2.26)
Weighted average common shares—basic and diluted	3,708,782	2,408,200	3,400,711	2,345,500

See accompanying notes to condensed consolidated financial statements.

Ener-Core, Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2016	2015
Cash flows used in operating activities:
Net loss	$(6,033,000)	$(5,292,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	266,000	63,000
Amortization of debt discount and deferred financing fees	1,656,000	804,000
(Gain) loss on revaluation of derivative liabilities	(1,554,000)	82,000
Stock-based compensation	727,000	741,000
Loss on modification of convertible debt	1,429,000	—
Loss on exchange of warrants for common stock	—	279,000
Changes in assets and liabilities:
Accounts and other receivables	—	8,000
Inventory	(1,023,000)	—
Prepaid expenses and other current assets	(197,000)	(11,000)
Deferred revenue	123,000	—
Accounts payable and other current liabilities	613,000	228,000
Net cash used in operating activities	$(3,993,000)	$(3,098,000)
Cash flows used in investing activities:
Purchases of property and equipment	(933,000)	(1,251,000)
Net cash used in investing activities	$(933,000)	$(1,251,000)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	2,967,000	741,000
Proceeds from note payable, net	—	4,669,000
Repayment of capital leases payable	(13,000)	(7,000)
Net cash provided by financing activities	$2,954,000	$5,403,000
Net increase (decrease) in cash and cash equivalents	(1,972,000)	1,054,000
Cash and cash equivalents at beginning of period	2,605,000	2,176,000
Cash and cash equivalents at end of period	$633,000	$3,230,000

See accompanying notes to condensed consolidated financial statements.

Ener-Core, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(unaudited)

	Six Months Ended June 30,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$428,000	$45,000
Supplemental disclosure of non-cash activities:
Capital leases for purchase of equipment	$—	$10,000
Debt discount and derivative liabilities recorded upon issuance of warrants and convertible secured notes	$—	$2,750,000
Common stock issued in exchange for warrant cancellation	$—	$885,000
Debt discount and derivative liabilities recorded for amendments of notes	$1,497,000	$—
Debt discount and derivative liabilities recorded for amendments of warrants	$148,000	—

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

On July 1, 2013, Ener-Core Power, Inc. completed the Merger with us.  Upon completion of the Merger, we immediately became a public company.  The Merger was accounted for as a “reverse merger” and recapitalization. As part of the Merger, 2,410,400 shares of outstanding common stock of the pre-merger public shell company were cancelled.  This cancellation has been retroactively accounted for as of the inception of Ener-Core Power, Inc. on November 12, 2012. Accordingly, Ener-Core Power, Inc. was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of Ener-Core Power, Inc.  Accordingly, the assets and liabilities and the historical operations that are reflected in the financial statements are those of Ener-Core Power, Inc. and are recorded at the historical cost basis of Ener-Core Power, Inc.  Our assets, liabilities and results of operations were de minimis at the time of the Merger.

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

We have deployed the EC250 product commercially in landfill applications are currently developing our second commercial product, the KG2 Powerstation, or KG2, which will combine our Power Oxidizer with a two megawatt gas turbine developed by Dresser-Rand a.s., a subsidiary of Dresser-Rand Group Inc. (“Dresser-Rand”). In 2015, we completed system layout and analytic models integrating our Power Oxidizer with the turbine and, to date in 2016, we have constructed a fully operational KG2 unit to be used in final technical tests expected to be completed in the third quarter of 2016, after which time we expect that the initial KG2 unit will be sold. We have orders for the first two commercial KG2 units, which are expected to ship in 2016. On June 29, 2016, we entered into a Commercial License and Manufacturing Agreement with Dresser-Rand (the “CMLA”), which will become effective upon the successful completion of the technical test and which will transition the KG2 manufacturing to Dresser-Rand. Once effective, each KG2 unit sold will generate for us a non-refundable license fee. Until the test is successfully completed, our existing CLA (as defined below) remains in effect.

We sell our EC250 product directly and through distributors in two countries, the United States and Netherlands, and sell the KG2 product directly and through Dresser-Rand’s commercial sales team.

Going Concern

Our consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. Since our inception, we have made a substantial investment in research and development to develop the Power Oxidizer, have successfully deployed an EC250 field test unit at the U.S. Army base at Fort Benning, Georgia, and installed and commissioned our first commercial unit in the Netherlands in the second quarter of 2014. In November 2014, we signed a Commercial License Agreement with Dresser-Rand (as amended, the “CLA”) to incorporate our Power Oxidizer into Dresser-Rand’s 1.75MW turbine. In August 2015, the CLA became a mutually binding agreement due to the satisfaction of certain binding conditions contained in the CLA. On June 29, 2016 we signed the CMLA. The CMLA becomes binding and will supersede the CLA after the satisfaction of the final technical milestone under the CLA, which we expect to occur in the third quarter of 2016.

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

Management’s plan is to obtain capital sufficient to meet our operating expenses by seeking additional equity and/or debt financing. The cash and cash equivalents balance (excluding restricted cash) on June 30, 2016 and December 31, 2015 was approximately $0.6 million and $2.6 million, respectively. In April 2016, management began taking steps to reduce our operational cash burn through a combination of staff reductions and reductions of outside service providers. We expect to implement additional cost savings through reduced overhead costs later in 2016 as well as reduced non-recurring costs and capital expenditures related to our efforts to develop the 2MW KG2 Powerstation. We expect that the $0.6 million of cash and cash equivalents as of June 30, 2016 and receipts on customer billings will continue to fund our working capital needs, general corporate purposes, and related obligations into the third quarter of 2016 at our reduced spending levels. However, we expect to require significantly more cash for working capital and as financial security to support our growth initiatives beginning in the third quarter of 2016 and beyond.

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

Foreign Currency Adjustments

Our functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Income statement accounts are translated at average rates for the year. At June 30, 2016 and December 31, 2015, we did not hold any foreign currency asset or liability amounts. Gains and losses resulting from foreign currency transactions are reported as other income in the period they occurred.

Concentrations of Credit Risk

Cash and Cash Equivalents

We maintain our non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation (“FDIC”) provides insurance coverage of up to $250,000. For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to these deposits. At June 30, 2016, we had $456,000 in excess of the FDIC limit.

We consider all highly liquid investments available for current use with an initial maturity of three months or less and are not restricted to be cash equivalents. We invest our cash in short-term money market accounts.

Restricted Cash

Collateral Account

Under a credit card processing agreement with a financial institution that was entered in 2013, we are required to maintain funds on deposit with the financial institution as collateral. The amount of the deposit, which is at the discretion of the financial institution, was $50,000 on June 30, 2016 and December 31, 2015.

Dresser-Rand Escrow Account

Under the CLA, prepaid license fee payments of $400,000 per quarter are to be paid by Dresser-Rand into an escrow account with a financial institution beginning August, 2015. Dresser-Rand is allowed to withdraw up to $125,000 per quarter from this escrow account for qualified engineering expenses incurred by Dresser-Rand under the terms and conditions of the CLA. Through June 30, 2016, Dresser-Rand has funded $800,000 and has withdrawn $375,000. The balance in the escrow account was $300,000 and $150,000 on June 30, 2016 and December 31, 2015, respectively. The Company is allowed to withdraw funds from the escrow account after completion of additional technical milestones, expected to be completed in the third quarter of 2016. See also Note 7—Deferred Revenues and Customer Advances.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for international customers are supported by guarantees or letters of credit. For those customers to whom we extend credit, we perform periodic evaluations of them and maintain allowances for potential credit losses as deemed necessary. We generally do not require collateral to secure accounts receivable. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2016, one customer accounted for all of our accounts receivable.

Accounts Payable

As of June 30, 2016 and December 31, 2015, three and five vendors, respectively, collectively accounted for approximately 33% and 50% of our total accounts payable.

Inventory

Inventory, which consists of raw materials, is stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method. At each balance sheet date, we evaluate our ending inventory for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. At June 30, 2016 and December 31, 2015, we did not have a reserve for slow-moving or obsolete inventory.

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

Accrued Warranties

Accrued warranties represent the estimated costs that will be incurred during the warranty period of our products. We make an estimate of expected costs that will be incurred by us during the warranty period and charge that expense to the consolidated statement of operations at the date of sale. We also reevaluate the estimate at each balance sheet date and if the estimate is changed, the effect is reflected in the consolidated statement of operations. We had no warranty accrual at December 31, 2015 or June 30, 2016. We expect that most terms for future warranties of our Powerstations and Oxidizers will be one to two years depending on the warranties provided and the products sold. Accrued warranties for expected expenditures within one year are classified as current liabilities and as non-current liabilities for expected expenditures for time periods beyond one year.

Deferred Rent

We record deferred rent expense, included in accrued expenses, which represents the temporary differences between the reporting of rental expense on the financial statements and the actual amounts remitted to the landlord. The deferred rent portion of lease agreements are leasing inducements provided by the landlord. Also, tenant improvement allowances provided are recorded as a deferred rent liability and recognized ratably as a reduction to rent expense over the lease term. As of June 30, 2016 we had $7,000 of deferred rent, recorded in accrued liabilities.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Intangible Assets

Our intangible assets represent intellectual property acquired during the reverse merger. We amortize our intangible assets with finite lives over their estimated useful lives.

Impairment of Long-Lived Assets

We account for our long-lived assets in accordance with the accounting standards which require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical carrying value of an asset may no longer be appropriate. We consider the carrying value of assets may not be recoverable based upon its review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of June 30, 2016 and December 31, 2015, we do not believe there have been any impairments of our long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products will continue, which could result in impairment of long-lived assets in the future.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, convertible notes, derivative liabilities, and capital lease liabilities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2016 and December 31, 2015. The carrying amounts of short-term financial instruments are reasonable estimates of their fair values due to their short-term nature or proximity to market rates for similar items.

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

Revenues under long-term construction contracts are generally recognized using the completed-contract method of accounting. Long-term construction-type contracts for which reasonably dependable estimates cannot be made or for which inherent hazards make estimates difficult are accounted for under the completed-contract method. Revenues under the completed-contract method are recognized upon substantial completion—that is acceptance by the customer, compliance with performance specifications demonstrated in a factory acceptance test or similar event. Accordingly, during the period of contract performance, billings and costs are accumulated on the balance sheet, but no profit or income is recorded before completion or substantial completion of the work. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimate of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. As of June 30, 2016 and December 31, 2015, we had a $600,000 provision for contract losses for both periods presented.

Research and Development Costs

Research and development costs are expensed as incurred.  Research and development costs were $755,000 and $968,000 for the three months ended June 30, 2016 and 2015, respectively, and were $1,698,000 and $1,709,000 for the six months ended June 30, 2016 and 2015, respectively.

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

Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive.  Options and warrants to purchase approximately 1.6 million and 0.5 million common shares were outstanding at June 30, 2016 and 2015, respectively, but were excluded from the computation of diluted loss per share due to the anti-dilutive effect on net loss per share.

All share and per share amounts in the table below have been adjusted to reflect the 1-for-50 reverse split of our issued and outstanding common stock on July 8, 2015, retroactively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(2,185,000)	$(3,228,000)	$(6,033,000)	$(5,292,000)
Weighted average number of common shares outstanding:
Basic and diluted	3,708,782	2,408,200	3,400,711	2,345,500
Net loss attributable to common stockholders per share:
Basic and diluted	$(0.59)	$(1.34)	$(1.84)	$(2.26)

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Comprehensive Income (Loss)

We have no items of other comprehensive income (loss) in any period presented. Therefore, net loss as presented in our Consolidated Statements of Operations equals comprehensive loss.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). In April 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (“ASU 2016-10”). ASU 2014-09, with additional guidance and clarification from ASU 2016-10, provides a framework for addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles. ASU 2016-10 provides additional guidance specific to licensing and royalty revenue recognition. ASU 2014-09 is effective beginning with the calendar year ended December 31, 2017. The Company has not yet assessed the impact ASU 2014-09 will have upon adoption on its financial position, results of operations or cash flows.

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

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Note 3—Inventory

Inventory primarily consists of Powerstation parts used as raw materials for the Company’s EC250 and KG2 orders. Inventory totaled $1,770,000 and $747,000 as of June 30, 2016 and December 31, 2015, respectively. The Company had no inventory reserve during 2016 or 2015.

Note 4—Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2016 (unaudited)	December 31, 2015
Prepaid rent	$27,000	$27,000
Prepaid insurance	20,000	40,000
Prepaid other	279,000	140,000
Prepaid professional fees	49,000	—
Current portion – deferred financing fees for LOC	228,000	228,000
Total	$603,000	$408,000

Note 5—Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30, 2016 (unaudited)	December 31, 2015
Machinery and equipment	$4,844,000	$4,042,000
Office furniture and fixtures	217,000	217,000
Computer equipment and software	174,000	169,000
Total cost	5,235,000	4,428,000
Less accumulated depreciation	(1,263,000)	(1,002,000)
Net	$3,972,000	$3,426,000

Assets recorded under capital leases and included in property and equipment in our balance sheets consist of the following:

	June 30, 2016 (unaudited)	December 31, 2015
Machinery and equipment	$27,000	$27,000
Computer equipment and software	60,000	46,000
Total assets under capital lease	87,000	73,000
Less accumulated amortization	(60,000)	(46,000)
Net assets under capital lease	$27,000	$27,000

Depreciation expense for the three and six months ended June 30, 2016 and 2015 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$103,000	$64,000	$203,000	$94,000
General and administrative	29,000	29,000	58,000	58,000
	$132,000	$93,000	$261,000	$152,000

Amortization of assets under capital lease was $6,000 and $6,000 for the three months ended June 30, 2016 and 2015, respectively, and $12,000 and $12,000 for the six months ended June 30, 2016 and 2015, respectively.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Note 6—Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2016 (unaudited)	December 31, 2015

Accrued professional fees	$256,000	$205,000
Accrued vacation & paid time off	345,000	333,000
Accrued expense reports	10,000	46,000
Accrued board of directors fees	80,000	13,000
Accrued interest	50,000	50,000
Accrued other	16,000	10,000
Total accrued expenses	$757,000	$657,000

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

	June 30, 2016 (unaudited)	December 31, 2015

Customer advances on equipment sales	$2,776,000	$2,572,000
Prepaid license fees	300,000	275,000
Total deferred revenues and customer advances	$3,076,000	$2,847,000

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Note 8—Convertible Secured Notes Payable

Convertible Secured Notes payable consisted of the following as of June 30, 2016 (unaudited):

	Notes	Debt Discount	Offering Costs	Net Total
Ending balance—December 31, 2015	$5,000,000	$(791,000)	$(99,000)	$4,110,000

Amortization of debt discount and deferred financing costs	—	1,497,000	40,000	1,537,000
Additional debt discount—March warrants	—	(1,497,000)	—	(1,497,000)
Additional debt discount—February warrants	—	(148,000)	—	(148,000)
Ending balance—June 30, 2016	5,000,000	(939,000)	(59,000)	4,002,000

Less: Current Portion	$(5,000,000)	$939,000	$59,000	$(4,002,000)
Long Term Portion	$—	$—	$—	$—

Secured Notes

During the year ended December 31, 2015, the Company sold senior secured promissory notes with an aggregate principal amount of $5.0 million (the “Notes”) in two separate tranches. The two tranches of the Notes were identical, other than the issuance date and the term of the respective Note tranches and the term of the related detachable warrants, described in greater detail below. On April 23, 2015, the Company closed the first tranche representing $3.1 million in aggregate principal amount of Notes issued in a private placement to seven institutional investors and on May 7, 2015 the Company closed the second tranche, representing $1.9 million in aggregate principal amount of Notes to four institutional investors. The Company received total gross proceeds of $5.0 million, less transaction expenses of $0.3 million consisting of legal costs and placement agent fees.

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

On March 31, 2016, the Company executed amendments to the April 22, 2015, and May 7, 2015 Note Agreements and related Securities Purchase Agreements (collectively, the “March Amendments”), each with certain investors holding the requisite number of conversion shares and warrant shares underlying the Notes and warrants issued in April 2015 and May 2015 pursuant to the referenced purchase agreements. The March Amendments (i) removed the requirement that the Company consummate a “Qualified Public Offering”; (ii) extended the deadline for the Company to commence trading on a Qualified Eligible Market (as defined in the March Amendments) to no later than April 14, 2016; provided that if the Company consummated a private offering of its securities resulting in gross proceeds to the Company of at least $3,000,000 after March 31, 2016 and prior to or on April 14, 2016 (a “Qualified Private Offering”), such deadline shall be automatically extended to October 15, 2016; (iii) provided for the issuance of warrants to purchase up to 500,000 shares of the Company’s common stock, each with an exercise price of $5.00 per share, subject to adjustment as set forth within the warrants (the “March Warrants”); and (iv) added an additional covenant on behalf of the Company that, on or prior to April 14, 2016, it would cause its net monthly cash flow directly associated with the CLA, taken together with its monthly capital expenditure spending associated with the CLA, and excluding expenditures associated with the Full-Scale Acceptance Test (“FSAT”) requirements defined in the CLA, to be neutral or positive, to be accomplished by re-negotiation or termination of such CLA. On April 11, 2016 we consummated a $3 million private offering and thereby satisfied condition (ii) above. On March 31, 2016 we issued the 500,000 warrants as described in Note 11 and we are in compliance with the spending covenant listed in (iv) above. Between April 14, 2016 and June 29, 2016, we were in compliance with the net monthly cash flow covenant related to the CLA. On June 29, 2016, we signed the CMLA, which will replace the CLA upon the successful completion of the technical tests associated with the KG2. The execution of the CMLA satisfied the net monthly cash flow covenant.

The Company evaluated the February Warrants and the March Warrants and determined that both issuances should be accounted for as derivative liabilities on the date of issuance. The Company recorded an additional $148,000 of debt discount upon the issuance of the February Warrants and $1,497,000 of debt discount upon the issuance of the March Warrants.  The December 31, 2015 debt discount and the additional discounts recorded in February 2016 and March 2016 are amortized over the expected remaining life of the debt.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Derivative Liabilities

We evaluate any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock to determine if they are indexed to an entity’s own stock. During 2015, we determined that the issuance of the Notes contained an embedded note conversion feature that is required to be accounted for as a derivative. In December 2015, we modified the conversion feature which gave rise to additional derivative liabilities and issued to the debt holders the December Additional Warrants that allowed for price reset provisions. The inclusion of the price reset provisions required treatment of the December Warrants as derivative liabilities and an increase in debt discount for the initial value of the derivative liability. Also, in December 2015, we issued 312,500 warrants to the investors in the December 2015 equity offering (the “December Offering Warrants”). The December Offering Warrants carry limited price reset provisions, until the earlier of June 30, 2016 or upon the registration of the December 2015 equity securities; such reset provisions lapsed effective June 30, 2016. We recorded the fair value of the December Offering Warrants issued as a derivative liability with a corresponding decrease in additional paid-in capital. After the price reset provisions lapse, the fair value of the December Offering Warrants, marked to market value on the date of the provision lapse, will be adjusted to additional paid-in capital. In the first quarter of 2016, we issued the February Warrants and March Warrants to the holders of the Notes in exchange for the waiver of certain debt covenants. We recorded the fair value of the February Warrants and March Warrants issued as a derivative liability with a corresponding increase in debt discount.

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

Derivative liabilities consisted of the following (unaudited):

	Warrants Liability	Embedded Note Conversion Feature	Total
Value as of December 31, 2015	$1,297,000	$1,213,000	$2,510,000
Adjustment to fair value	(497,000)	(1,057,000)	(1,554,000)
Additional Warrants issued for debt amendment	1,645,000	—	1,645,000
Modification of Conversion Feature – debt amendment	—	1,429,000	1,429,000
Ending balance—June 30, 2016	$2,445,000	$1,585,000	$4,030,000

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

Inputs used in measuring fair value are prioritized into a three-level hierarchy based on whether the inputs to those measurements are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. The fair-value hierarchy requires the use of observable market data when available and consists of the following levels:

●	Level 1—Quoted prices for identical instruments in active markets;

●	Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets; and

●	Level 3—Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The following tables present information on the Company’s financial instruments (unaudited):

	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents, including restricted cash	$982,000	$982,000	$—	$—
Embedded note conversion feature	$1,585,000	$—	$—	$1,585,000
Derivative liabilities – warrants	$2,445,000	$—	$—	$2,445,000

Note 10—Capital Leases Payable

Capital Leases Payable

Capital leases payable consisted of the following:

	June 30, 2016 (unaudited)	December 31, 2015

Capital lease payable to De Lange Landon secured by forklift, 10.0% interest, due on October 1, 2018, monthly payment of $452.	$10,000	$13,000
Capital lease payable to Dell Computers secured by computer equipment, 15.09% interest, due on November 16, 2016, monthly payment of $592.	3,000	6,000
Capital lease payable to Dell Computers secured by computer equipment, 15.09% interest, due on December 15, 2016, monthly payment of $590.	4,000	6,000
Capital lease payable to Dell Computers secured by computer equipment, 15.09% interest, due on January 3, 2017, monthly payment of $405.	3,000	5,000
Capital lease payable to Dell Computers secured by computer equipment, 15.09% interest, due on January 3, 2017, monthly payment of $394.	7,000	10,000
Total capital leases	$27,000	$40,000
Less: current portion	(20,000)	(26,000)
Long-term portion of capital leases	$7,000	$14,000

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of June 30, 2016, are as follows:

	Year Ending December 31,	Amount
	2016	$14,000
	2017	10,000
	2018	5,000
Net minimum lease payments		$29,000
Less: Amount representing interest		(1,000)
Less: Taxes		(1,000)
Present value of net minimum lease payments		$27,000
Less: Current maturities of capital lease payables		(20,000)
Long-term capital lease payables		$7,000

Note 11—Equity, Stock Options, and Warrants

On April 11, 2016, we entered into a stock purchase agreement dated April 11, 2016, pursuant to which we issued to an accredited investor an aggregate of 696,056 shares of our common stock in exchange for gross proceeds of approximately $3.0 million (the “April 2016 Private Placement”). The closing of the April 2016 Private Placement satisfied the Qualified Private Offering requirement in the March Amendments described below under “March 2016 Amendment to Notes”.

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

The 2015 Plan permits the granting of any or all of the following types of awards: incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards, and performance awards payable in a combination of cash and company shares. There were no awards granted under the 2015 plan as of June 30, 2016.

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

At June 30, 2016, total unrecognized deferred stock compensation expected to be recognized over the remaining weighted-average vesting periods of 0.8 years for outstanding grants was $1.3 million.

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

Stock-based award activity was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Balance, December 31, 2015	308,464	$13.61	6.07	$—
Forfeited during 2016	(14,098)	14.65	—	—
Balance, June 30, 2016	294,366	$13.56	5.59	$—
Exercisable on June 30, 2016	191,218	$14.67	5.19	$—

The options granted have a contract term ranging between three and ten years. Options granted typically vest over a four year period, with 25% vesting after one year and the remainder ratably over the remaining three years.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2016:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Exercise	of	Contractual	Exercise	of	Exercise
Prices	Shares	Life	Price	Shares	Price
		(In years)
$0–$10.00	115,840	7.27	$7.74	59,749	$7.13
$10.01–$15.00	31,888	7.40	$12.50	16,728	$12.50
$15.01–$20.00	124,584	3.75	$17.50	96,030	$17.50
$20.01–$25.00	22,054	4.48	$23.46	19,711	$23.58

	294,366	5.59	$13.56	191,218	$14.67

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Stock based compensation expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$149,000	$143,000	$310,000	$295,000
General and administrative	202,000	222,000	417,000	446,000
	$351,000	$365,000	$727,000	$741,000

Warrants

From time to time, we issue warrants to purchase shares of our common stock to investors, note holders and to non-employees for services rendered or to be rendered in the future.

Warrant Issuances

On February 2, 2016, the Company issued 50,000 Additional Warrants to the existing noteholders under the terms of the December 2015 amendments to the Notes.

March 2016 Amendment to Notes

On March 31, 2016, the Company executed the March Amendments with certain investors holding the requisite number of conversion shares and warrant shares underlying the Notes and warrants issued in April 2015 and May 2015 pursuant to the referenced purchase agreements. The March Amendments, described above, provided for the issuance of the Additional Warrants, exercisable for ten shares of the Company’s common stock per $100 of outstanding principal of the Notes held by each buyer pursuant to the April 2015 and May 2015 Securities Purchase Agreements, each with an exercise price of $5.00 per share, subject to adjustment as set forth within the warrants. A total of 500,000 Additional Warrants were issued to the Note holders on March 31, 2016.

Warrants outstanding as of June 30, 2016 consist of:

	Issue Date	Expiry Date	Number of Warrants	Exercise Price per Share
2013 Services Warrants—July	Jul-13	Jul-18	9,494	$37.50
2013 Services Warrants—August	Aug-13	Aug-18	729	37.50
2013 Services Warrants—November	Nov-13	Nov-18	2,400	50.00
2014 Services Warrants—April(1)	Apr-14	Apr-19	13,657	39.00
2014 Services Warrants—September(2)	Aug-14	Aug-19	16,000	25.00
2014 PIPE Warrants—September(3)	Sept-14	Sept-18	26,500	25.00
2014 Services Warrants—November(4)	Nov-14	Nov-18	6,500	25.00
2014 Settlement Warrants—December(5)	Dec-14	Dec-19	38,464	25.00
2015 Notes Warrants(6)	Apr/May-15	Apr/May-20	219,785	12.50
2015 Services Warrants—May(7)	May-15	May-20	5,514	12.50
2015 LOC Guarantee Warrants—November (8)	Nov-15	Nov-20	74,000	15.00
2015 Debt Amendment Warrants—December (9)	Dec-15	Dec-20	50,000	5.00
2015 PIPE Warrants—December (10)	Dec-15	Dec-20	312,500	5.00
2016 Debt Amendment Warrants—February (11)	Feb-16	Feb-21	50,000	5.00
2016 Debt Amendment Warrants—March (12)	Mar-16	Mar-21	500,000	5.00
Balance outstanding at June 30, 2016			1,325,543	$6.76
Warrants exercisable at June 30, 2016			1,251,543	$6.27

(1)	The 2014 Services Warrants—April were issued for fees incurred in conjunction with the issuance of convertible notes in 2014. The warrants were valued on the issuance date at $11.50 per share in conjunction with the valuation approach used for the initial valuation of the warrants issued in connection with the convertible notes issued in 2014.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

(2)	The 2014 Services Warrants—September were issued to a consultant in exchange for advisory services with no readily available fair value. The warrants were originally issued at $39.00 per share and had a one-time price reset provision to the exercise price of the warrants issued to investors in the convertible notes offering in April 2014 if the exercise price of such convertible notes warrants changed prior to September 30, 2014. On September 22, 2014, the exercise price was changed to $25.00 per share. There are no further exercise price changes for this warrant series. The warrants were valued using the Black-Scholes option pricing model at $131,000 on the issuance date with an additional $6,000 recorded to expense on September 22, 2014 to reflect the change in fair value resulting from the exercise price change.

(3)	On September 22, 2014 the Company issued 26,500 warrants with an exercise price of $25.00 per share in conjunction with placement agent services for the Company’s September 2014 private equity placement. The warrants were valued using the Black-Scholes option pricing model at $296,000 on the issuance date.

(4)	On November 26, 2014, the Company issued 6,500 warrants with an exercise price of $25.00 per share for compensation for investor relations services provided. The warrants were valued using the Black-Scholes option pricing model at $43,000 on the issuance date.

(5)	On December 1, 2014, the Company issued 19,232 warrants with an exercise price of $39.00 per share and on December 15, 2014 issued 19,232 warrants with an exercise price of $25.00 per share to settle potential legal disputes resulting from claims made by the investors in the November 2013 private equity placement. The warrants issued on December 1, 2014 were issued concurrent with the issuance of 8,462 shares of the Company’s common stock in partial settlement of the potential legal disputes arising from claims by two investors. The Company settled all remaining potential legal disputes with all of the remaining investors in the November 2013 private placement on December 15, 2014 by issuing the second tranche of warrants and setting the exercise price of each warrant series issued at $25.00 with no further reset provisions. The combined issuance of the warrants and expense resulting from any price changes were valued using the Black-Scholes option pricing model at $246,000 and expensed to general and administrative expense.

(6)	On April 23, 2015 the Company issued warrants exercisable for up to 136,267 shares of our common stock and on May 7, 2015 the Company issued warrants exercisable for 83,518 shares of our common stock, each with an exercise price of $12.50 per share in conjunction with the Notes described in Note 8. The warrants were valued using the Black-Scholes option pricing model at $2,139,000 on the issuance date.

(7)	On May 7, 2015 the Company issued warrants exercisable for 5,514 shares of our common stock with an exercise price of $12.50 per share in conjunction with placement agent services for the Company’s May 2015 private equity placement. The warrants were valued using the Black-Scholes option pricing model at $56,000 on the issuance date.

(8)	On November 2, 2015 the Company issued warrants exercisable for up to 74,000 shares of our common stock with an exercise price of $15.00 per share in conjunction with the LOC guarantee described in Note 16. The warrants were valued using the Black-Scholes option pricing model at $246,000 on the issuance date. The warrants are exercisable beginning on November 1, 2016.

(9)	On December 30, 2015 the Company issued warrants exercisable for up to 50,000 shares of our common stock with an initial exercise price of $12.50 per share in conjunction with the December 30, 2015 Notes amendment described in Note 8. In the event that the Company issues additional common stock derivative securities at a price per share less than the exercise price, the Company is obligated to reduce the exercise price of the December Debt Amendment Warrants to a price per share equal to the newly issued shares or derivative common stock securities. On March 31, 2016, concurrent with the issuance of the additional debt amendment warrants, the exercise price was reduced to $5.00 per share.

(10)	On December 31, 2015 the Company issued warrants exercisable for up to 312,500 shares of our common stock with an initial exercise price of $5.00 per share in conjunction with the December private equity placement (the “December PIPE”). The warrants provide that if, prior to the earlier of June 30, 2016 or thirty days after the date on which the December PIPE shares and underlying warrants are registered for resale, the Company issued common share derivative securities at a price per share less than $5.00 per share, the Company was obligated to reduce the exercise price of the December PIPE warrants to a price per share equal to the newly issued shares or derivative common stock securities. This price protection clause expired on June 30, 2016..

(11)	On February 2, 2016 the Company issued warrants exercisable for up to 50,000 shares of our common stock with an initial exercise price of $12.50 per share in conjunction with the December 30, 2015 Notes amendment described in Note 8. The warrants were valued using the Black-Scholes option pricing model at $148,000 on the issuance date and were recorded as a derivative liability and additional debt discount. The warrants provided that, in the event that the Company issued additional common stock derivative securities at a price per share less than the exercise price, the Company was obligated to reduce the exercise price of the February Debt Amendment Warrants to a price per share equal to the newly issued shares or derivative common stock securities. On March 31, 2016, concurrent with the issuance of the additional debt amendment warrants, the exercise price was reduced to $5.00 per share. This price protection clause expired on June 30, 2016.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

(12)	On March 31, 2016 the Company issued warrants exercisable for up to 500,000 shares of our common stock with an initial exercise price of $5.00 per share in conjunction with the December 30, 2015 Notes amendment described in Note 8. The warrants were valued using the Black-Scholes option pricing model at $1,497,000 on the issuance date and were recorded as a derivative liability and additional debt discount. The warrants provided that , in the event that the Company issued additional common stock derivative securities at a price per share less than the exercise price, the Company was obligated to reduce the exercise price of the March Debt Amendment Warrants to a price per share equal to the newly issued shares or derivative common stock securities. This price protection clause expired on June 30, 2016.

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

Future minimum rental payments under operating leases that have initial noncancelable lease terms in excess of one year as of June 30, 2016 are as follows:

Six months ending December 31, 2016	$163,000

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Rent expense, net of sublease income, was $79,000 and $158,000 for three and six months ended June 30, 2015, respectively, and $79,000 and $158,000 for the three and six months ended June 30, 2016, respectively.

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

Note 13—Subsequent Events

None

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise indicated, the following discussion and analysis of our financial condition is as of June 30, 2016. Our results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Overview

Our proprietary and patented Power Oxidation technology creates greater industrial efficiencies by converting low-quality waste gases generated from industrial processes into usable on-site energy, therefore decreasing both operating costs and significantly reducing environmentally harmful gaseous emissions. We design, develop, license, manufacture and market our Power Oxidizers, which, when bundled with an electricity generating turbine in the 250 kilowatt, or kW, and 2 megawatt, or MW, sizes, are called Powerstations. We currently partner and are pursuing partnerships with large established manufacturers to integrate our Power Oxidizer with their gas turbines, with the goal to open substantial new opportunities for our partners to market these modified gas turbines to industries for which traditional power generation technologies were not technically feasible previously. We currently manufacture our Powersations in the 250 kW size and manufacture just the Power Oxidizer for the 2MWsize. Beginning later in 2016, contingent upon the successful completion of certain field testing, our 2MW partner, Dresser-Rand a.s., a subsidiary of Dresser-Rand Group Inc., a Siemens company, or Dresser-Rand, will manufacture the 2MW Power Oxidizers under a manufacturing license and will pay us a non-refundable license fee for each unit manufactured.

Historically, basic industries such as Petroleum, Plastics, Steel and Paper have consumed electricity in their manufacturing processes and created heat for their manufacturing processes through the burning of fossil fuels in a combustion chamber. Nearly all such combustion chambers use high quality premium fuels and burn those fuels at high temperatures, while low-quality waste gases were typically destroyed or vented into the atmosphere. Worldwide, these industrial processes collectively contribute approximately 32% of total global greenhouse gas emissions. Our technology utilizes these waste gases by modifying turbines with our gradual oxidation vessel. Inside this vessel, pressure and temperature are applied over time to destroy contaminants and return a substantially low emission source of energy in the form of heat. This heat then powers a turbine, spinning a generator and creating electricity. This technology can potentially unlock a new, global source of clean power generation (electricity, steam and/or heat energy) while reducing harmful emissions. Our goal is to enable industrial process facilities to generate clean energy from their existing waste gases, thereby reducing the amount of energy they purchase from their regional utilities, and simultaneously reducing the cost of compliance with local, state, and federal air quality regulations by avoiding the chemicals, catalysts and complex permitting required by existing pollution abatement systems.

Our Products and Value Proposition

We have developed a 250 kW Power Oxidizer that we integrate with a 250 kW gas turbine to produce 250 kW “Powerstations,” respectively. We have two Powerstations currently in operation at a landfill site in the Netherlands and at the Irvine campus of the University of California, Irvine, or UCI, and one additional Powerstation currently in the production phase expected to be installed at a landfill in southern California. We have built a Power Oxidizer of a significantly larger size, capable of generating sufficient heat and airflow to power a KG2 turbine produced by Dresser-Rand. Together, the Power Oxidizer and KG2 turbine comprise a 2MW Powerstation. The initial unit was constructed in the first quarter of 2016, and is currently being used in a field test that began in the second quarter of 2016 and is scheduled for completion in the third quarter of 2016, at a third party location in Southern California. We have sold two 2MW Power Oxidizers to Dresser-Rand, each of which are scheduled to be combined with KG2 turbines and installed at Pacific Ethanol’s facility in Northern California in 2016. We believe this scaled-up version of our Power Oxidizer, combined with the KG2 turbine, will result in a Powerstation product that is better aligned with the scale of emissions (and energy requirements) observed at the industrial facilities that we believe stand to benefit most from this technology. As with the 250kW Powerstation, the larger Powerstations are designed to provide an alternative to typical combustion-based power generation and enable industries to utilize their own waste gases to generate power.

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

We believe our Power Oxidizers provide a significantly lower fuel cost per kilowatt generated since they can operate using both premium, refined natural gas as well as a wide variety of lower quality, low hydrocarbon gases, traditionally considered to be “waste” gases, as well as certain volatile organic compounds, or VOCs, such as paint solvents. These gases and compounds are typically seen as a waste by-product of industrial processes and which often represent a source of pollution which in turn often requires expensive waste abatement equipment and significant recurring operating costs. Our Power Oxidizers can utilize many of these waste gases and VOC compounds as fuels for our Powerstations.

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

Dresser-Rand 2 MW Integration

During the six months ended June 30, 2016, we allocated a significant portion of our resources, including nearly all of our engineering staff and additional consultants, to the completion of our initial 2MW Power Oxidizer, which we subsequently integrated with the Dresser-Rand KG2-3GEF turbine to create a 2MW Powerstation that is currently undergoing final field testing.

On November 14, 2014, we entered into a Commercial License Agreement (as amended, the “CLA”) with Dresser-Rand, through our wholly-owned subsidiary, Ener-Core Power, Inc. (“ECP”), which grants Dresser-Rand the right to market and sell the Dresser-Rand KG2-3GEF 2 MW gas turbine coupled with our Power Oxidizer, or a Combined System. The CLA grants Dresser-Rand exclusive rights to commercialize the Ener-Core Power Oxidizer, within ranges of 1–4 MW of power capacity, bundled with the Dresser-Rand KG2 gas-turbine product line. As part of the CLA, Dresser-Rand agreed to pay a $1.6 million initial license fee, under the condition that we were able to successfully scale up the technology from the current size of 250 kW to a size of 2 MW. Dresser-Rand also agreed to achieve annual sales thresholds agreed to by both companies in order to retain the exclusivity of the commercial license. Upon payment of the initial license fee in full, Dresser-Rand shall have an exclusive license to sell the Ener-Core Power Oxidizer within ranges of 1–4 MW of power capacity, bundled with a gas-turbine to generate electricity.

The CLA calls for a series of technical milestones. The first technical milestone involved the completion of a “Sub-Scale Acceptance Test,” or SSAT, which we successfully completed in July 2015. The second technical milestone will be the “Full-Scale Acceptance Test,” or FSAT, that includes a multitude of tests using a full, working Combined System. During the second half of 2015 and continuing into the first quarter of 2016, we constructed the Combined System, which was substantially complete as of June 30, 2016. We commissioned the Combined System in the second quarter of 2016 and began the FSAT procedures. Both the SSAT and FSAT are required prior to the delivery of the first commercial 1.75 MW Combined System units. We currently expect to ship the first two commercial Combined Systems units in 2016, upon completion of the FSAT, to Dresser-Rand’s customer, Pacific Ethanol, as announced by Pacific Ethanol in January 2015.

The CLA also requires the satisfaction of certain binding conditions, all fully satisfied in 2015, in order for Dresser-Rand to be obligated to perform its covenants under the CLA, which covenants include the payment of license fees into escrow, the acceptance of binding purchase orders from its customers for KG2/PO units, the issuance of binding purchase orders to us for Power Oxidizer units and the performance of additional engineering services required for the FSAT. In March 2015, the CLA was amended to revise the second binding condition. The revised binding condition eliminates the need for a bond but requires the $400,000 quarterly cash payments due from Dresser-Rand to be paid into a cash escrow account. Funds may be released from the cash escrow as follows: (i) to Dresser-Rand for up to $500,000 to reimburse Dresser-Rand for certain engineering costs; (ii) to Dresser-Rand in the event of termination of the CLA as a result of a failed acceptance test; or (iii) to us upon the satisfaction of the FSAT. We expect to complete the FSAT during the third quarter of 2016. If we are successful and once any positive results are verified by Dresser-Rand, we will receive $1.1 million of which $700,000 was in escrow at July 31, 2016. If the FSAT condition is not satisfied, we will refund all escrowed cash amounts to Dresser-Rand.

Dresser-Rand Commercial and Manufacturing Agreement

On June 29, 2016, we entered into a Commercial and Manufacturing License Agreement, or the CMLA, with Dresser-Rand, through ECP, intended to supersede and replace the CLA. Upon successful completion of the FSAT, and prior to December 31, 2016, the CLA will terminate and the CMLA will provide the terms of the commercial relationship between us and Dresser-Rand. Once the FSAT is completed, the effective date of the CMLA will be deemed November 14, 2014. In the event we are unable to achieve the Completed Test, the CLA will continue to govern our commercial relationship with Dresser-Rand.

Under the new CMLA, Dresser-Rand will have a worldwide license to manufacture, market, commercialize and sell the Power Oxidizer as part of the Combined System within the 1 MW to 4 MW range of power capacity, or the License. Initially, the License will be exclusive, even as to us, and will remain exclusive for so long as Dresser-Rand sells a minimum of number of units of the Combined System in each calendar year beginning in 2017, or the Sales Threshold, subject to certain conditions and exceptions. If Dresser-Rand does not meet the Sales Threshold in any calendar year and the Sales Threshold is not otherwise waived, Dresser-Rand may maintain exclusivity of the License by making a true-up payment to us for each unit that is in deficit of the Sales Threshold, or a True-Up Payment; provided, however, that Dresser-Rand may not maintain an exclusive License by making a True-Up Payment for more than two consecutive calendar year periods. In the event Dresser-Rand does not meet the Sales Threshold, does not qualify for a waiver and elects not to make the True-Up Payment, the License will convert to a nonexclusive License.

Upon a sale by Dresser-Rand of a Combined System unit to a customer, the CMLA requires Dresser-Rand to make a license fee payment to us equal to a percentage of the sales price of the Combined System purchased, in accordance with a predetermined fee schedule that is anticipated to result in a payment of between $370,000 and $600,000 per Combined System unit sold, or the License Fee. Payment terms to us from Dresser-Rand will be 50% of each License Fee within 30 days of order and 50% upon the earlier of the Combined System commissioning or twelve months after the order date.

Dresser-Rand may also request that we undertake design and development work on modifications to the Combined Systems, each referred to as a Bespoke Development. We and Dresser-Rand will negotiate any fees resulting from any such Bespoke Development on a case-by-case basis. Further, any obligation by us to undertake such Bespoke Development will be conditioned upon the execution of mutually agreed-upon documentation.

As long as the exclusive License remains in effect, we will provide certain ongoing sales and marketing support services, at no additional cost to Dresser-Rand, subject to certain restrictions. Any additional sales and marketing services agreed upon by us and Dresser-Rand will be compensated at an hourly rate to be upwardly adjusted annually.

If we and Dresser-Rand so elect, we will manufacture a certain number of Power Oxidizers as part of a certain number of Combined System projects during a transition period, or athe Transition Phase, beginning after execution of the CMLA and prior to the period in which Dresser-Rand manufactures its first three Power Oxidizers as part of at least two individual Combined System projects, or the Initial Manufacturing Phase, as mutually agreed by the parties. So long as the License remains exclusive during the Transition Phase, if any, and the Initial Manufacturing Phase, we will provide a mutually agreed upon number of hours of engineering support services. After the conclusion of the Initial Manufacturing Phase, we will, for so long as the License remains exclusive, continue providing up to an agreed upon number of hours of such support services on an annual basis at no additional cost to Dresser-Rand, subject to certain conditions. Any additional engineering support services agreed upon by us and Dresser-Rand will be compensated at an hourly rate, to be upwardly adjusted annually. During the Transition Phase, we must also develop the spare parts list pertaining to the scope of supply to allow Dresser-Rand to offer service agreements for the Combined System.

We must maintain our existing backstop security, or the Backstop Security, under the CLA in favor of Dresser-Rand in support of all products manufactured, supplied or otherwise provided by us during the period beginning on the execution date of the CMLA, or the Execution Date, and continuing through the expiration of the warranty period for the Combined System units sold to customers as of the Execution Date; however, if we and Dresser-Rand mutually agree to engage in a Transition Phase, then such Backstop Security must be extended to support all products manufactured, supplied or otherwise provided by us during such Transition Phase.

Dresser-Rand must also: (i) develop the controls strategy for the Dresser-Rand gas turbine control system and integrate it with the Power Oxidizer control system; (ii) with support from us, manufacture and commercialize the Combined System following the Transition Phase; (iii) with support from us, develop and prioritize sales opportunities for the Combined System; (iv) assume the sales lead role with respect to each customer; and (v) take commercial lead in developing sales to customers. In addition, Dresser-Rand will be primarily responsible for overall warranty and other commercial conditions to Combined System customers, as well as sole project and service provider and interface with customers. Dresser-Rand will also be responsible for warranty, service and after-sales technical assistance for all portions of Combined Systems that comprise Dresser-Rand products. We, however, will be responsible for warranty and service for all products manufactured or otherwise provided by usprior to or during the Transition Phase.

The CMLA prohibits us from, without the prior written consent of Dresser-Rand, permitting the creation of any encumbrance, lien or pledge of its intellectual property which would result in any modification to, revocation of, impairment of or other adverse effect on Dresser-Rand’s rights with respect to the exclusive License. In addition, all intellectual property rights that are owned by either us or Dresser-Rand as of the Execution Date will remain the sole property of such party, subject to the licenses described in the CMLA. The CMLA also contains provisions that govern the treatment of process and technology developments and any joint inventions that (i) relate to the subject matter of the CMLA and (ii) occur after the Execution Date and during the term thereof.

The CMLA also contains certain restrictions on publicity and obligates Dresser-Rand to use its commercially reasonable efforts to include our name and logo and otherwise promote our brand and Power Oxidizers in a mutually agreed-upon manner. We and Dresser-Rand have also mutually agreed to withhold disclosure of certain commercial and technologically sensitive terms of the CMLA including technical specifications, License Fee percentages, and the Sales Threshold minimum annual quantities to maintain exclusivity.

Commercial Sales Efforts

We are entering the combined heat and power, or CHP, market that is highly competitive and historically conservative in its acceptance of new technologies. To date, we have sold and delivered one 250kW commercial PowerStation unit to the Netherlands and have sold one additional 250kW PowerStation unit to a landfill site in Southern California scheduled for delivery in 2017. We have also sold two initial 2MW Power Oxidizers to Dresser-Rand for installation at their end user customer, Pacific Ethanol, expected for delivery in the second half of 2016. These three systems, combined with the Dresser-Rand license fees due of $1.6 million, represent our $4.6 million order backlog as of August 11, 2016. To date, we have billed $4.2 million and collected $4.1 million of our existing backlog.

In May 2016, we received a conditional purchase order for four 250kW Powerstations expected to be installed on a landfill site in Southern California and scheduled for delivery in late 2017. This order is valued at approximately $4.0 million and is subject to additional pre-sales engineering and permitting requirements.

Dresser-Rand Initial Commercial Activity

In January 2015, the first sale of the new KG2-3GEF/PO unit was announced by Pacific Ethanol, which placed a two unit order with Dresser-Rand. Pursuant to the terms of the CLA, we began working on the initial phase of these two systems immediately after the announcement of the order received by Dresser-Rand from Pacific Ethanol. After receipt of formal acceptance of the successful completion of the SSAT, in August 2015, we received a binding purchase order from Dresser-Rand for two 1.75MW Power Oxidizer units for a total purchase price of $2.1 million. We received the entire $2.1 million purchase price in the fourth quarter of 2015 after we satisfied the Dresser-Rand performance security requirement in November 2015. Upon satisfaction of the FSAT, we expect to receive $1.6 million of license fees, as reduced by $500,000 that Dresser-Rand is to receive for reimbursement for certain engineering costs, for a net amount due of $1.1 million. Under the CLA, as amended, the license fees are payable into escrow quarterly in equal installments. A total of $300,000 was in escrow on June 30, 2016, consisting of $800,000 for two quarterly installments, as reduced by $500,000 for engineering cost reimbursements paid to Dresser-Rand. A further $400,000 was paid in July 2016. We expect that the FSAT condition will be satisfied in the third quarter of 2016. If the FSAT condition is not satisfied, Dresser-Rand will receive all remaining amounts in escrow.

Other Commercial Efforts

In May 2015, we received an award for our second commercial EC250 Powerstation as part of a California Energy Commission award of $1.5 million to the University of California, Irvine’s Advanced Power & Energy Program. We received a formal purchase order of approximately $900,000 in the third quarter of 2015 and through May 11, 2016 we have billed $815,000 and collected $735,000. We anticipate that delivery and commission of this Powerstation will occur in 2017.

Our commercial sales and marketing focus during 2016 is to work with the domestic and international sales and marketing teams from Dresser-Rand to facilitate additional KG2 unit sales in order to drive Power Oxidizer sales. While we expect to close multiple KG2 opportunities in 2016, some of our potential orders for KG2 units require the successful completion of the FSAT, which we expect to occur in the third quarter of 2016. In parallel, our existing internal sales team has continued to advance commercial opportunities and enter new industrial markets with our EC250 product. We have also expanded our understanding of our greater, integrated Powerstation solution and are working towards value-added partnership relationships with key providers of products which can use our ultra-low emissions heat. We also intend to sell the Combined System, a full working KG2 unit described above, upon completion of the FSAT procedures. Several parties have expressed interest and we view the possible sale of the Combined System as a potential cash recovery later in 2016.

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

Operating expense reduction

Beginning in the first quarter of 2016, we evaluated our cash spending, including the costs incurred with our withdrawn underwritten public offering. Excluding our debt service and excluding non-recurring costs related to the underwritten offering, our quarterly cash spending for the quarter ended June 30, 2016 was approximately $1,350,000, a reduction of approximately $1,500,000 from the first fiscal quarter of 2016. In the second quarter of 2016, we identified and enacted cost reductions, primarily the reduction of employee and consulting headcount and professional services, which will result in savings of approximately $200,000 per quarter, and we expect to implement additional cost reductions later in 2016, including a further reduction of service provider cash spending and a reduction in our fixed overhead costs.

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

March 2016 Debt Amendment

On June 30, 2016, we executed amendments to the April 22, 2015, and May 7, 2015 Note Agreements and related Securities Purchase Agreements, or, collectively, the March Amendments, each with certain investors holding the requisite number of conversion shares and warrant shares underlying the Notes and warrants issued in April 2015 and May 2015 pursuant to the referenced purchase agreements. The March Amendments (i) removed the requirement that we consummate a “Qualified Public Offering”; (ii) extended the deadline for us to commence trading on a Qualified Eligible Market (as defined in the March Amendments) to no later than April 14, 2016; provided that if we consummated a private offering of its securities resulting in gross proceeds to us of at least $3,000,000 after June 30, 2016 and prior to or on April 14, 2016, or a Qualified Private Offering, such deadline shall be automatically extended to October 15, 2016; (iii) provided for the issuance of warrants to purchase up to 500,000 shares of our common stock, each with an exercise price of $5.00 per share, subject to adjustment as set forth within the warrants, or the March Warrants; and (iv) added an additional covenant on behalf of us that, on or prior to April 14, 2016, we would cause our net monthly cash flow directly associated with the CLA, taken together with our monthly capital expenditure spending associated with the CLA, and excluding expenditures associated with the FSAT requirements defined in the CLA, to be neutral or positive, to be accomplished by re-negotiation or termination of such CLA. On April 11, 2016 we consummated a $3 million private offering and thereby satisfied condition (ii) above. On June 30, 2016 we issued the warrants to purchase 500,000 shares of our common stock, as described in Note 11 to our unaudited condensed consolidated financial statements included elsewhere in this report, and we are in compliance with the spending covenant listed in (iv) above.

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

Going Concern

Our consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, or GAAP, and have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. Since our inception, we have made a substantial investment in research and development to develop the Power Oxidizer, have successfully deployed an EC250 field test unit at the U.S. Army base at Fort Benning, Georgia, and installed and commissioned our first commercial unit in the Netherlands in the second quarter of 2014. In November 2014, we signed the CLA to incorporate our Power Oxidizer into Dresser-Rand’s 1.75MW turbine. In August 2015, the CLA became a mutually binding agreement due to the satisfaction of certain binding conditions contained in the CLA.

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

Management’s plan is to obtain capital sufficient to meet our operating expenses by seeking additional equity and/or debt financing. The cash and cash equivalents balance (excluding restricted cash) on June 30, 2016 and December 31, 2015 was approximately $0.6 million and $2.6 million, respectively. In April 2016, management began taking steps to reduce our operational cash burn through a combination of staff reductions and reductions of outside service providers. We expect to implement additional cost savings through reduced overhead costs later in 2016 as well as reduced non-recurring costs and capital expenditures related to our efforts to develop the 2MW KG2. We expect that the $0.2 million of cash and cash equivalents as of June 30, 2016, the $3.0 million of equity raised in April 2016, and receipts on customer billings, will continue to fund our working capital needs, general corporate purposes, and related obligations into the third quarter of 2016 at our reduced spending levels. However, we expect to require significantly more cash for working capital and as financial security to support our growth initiatives.

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

Foreign Currency Adjustments

Our functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Income statement accounts are translated at average rates for the year. At June 30, 2016 and December 31, 2015, we did not hold any foreign currency asset or liability amounts. Gains and losses resulting from foreign currency transactions are reported as other income in the period they occurred.

Concentrations of Credit Risk

Cash and Cash Equivalents

We maintain our non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation, or FDIC, provides insurance coverage of up to $250,000. For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to these deposits. At June 30, 2016, we had $456,000 in excess of the FDIC limit.

We consider all highly liquid investments available for current use with an initial maturity of three months or less and are not restricted to be cash equivalents. We invest our cash in short-term money market accounts.

Restricted Cash

Collateral Account

Under a credit card processing agreement with a financial institution that was entered in 2013, we are required to maintain funds on deposit with the financial institution as collateral. The amount of the deposit, which is at the discretion of the financial institution, was $50,000 on June 30, 2016 and December 31, 2015.

Dresser-Rand Escrow Account

Under the CLA, prepaid license fee payments of $400,000 per quarter are to be paid by Dresser-Rand into an escrow account with a financial institution beginning August, 2015. Dresser-Rand is allowed to withdraw up to $125,000 per quarter from this escrow account for qualified engineering expenses incurred by Dresser-Rand under the terms and conditions of the CLA. Through June 30, 2016, Dresser-Rand has funded $800,000 and has withdrawn $500,000. The balance in the escrow account was $300,000 and $150,000 on June 30, 2016 and December 31, 2015, respectively. We are allowed to withdraw funds from the escrow account after completion of additional technical milestones, expected to be completed in the third quarter of 2016.

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for international customers are supported by guarantees or letters of credit. For those customers to whom we extend credit, we perform periodic evaluations of them and maintain allowances for potential credit losses as deemed necessary. We generally do not require collateral to secure accounts receivable. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2016, one customer accounted for all of our accounts receivable.

Accounts Payable

As of June 30, 2016 and December 31, 2015, eight and three vendors, respectively, collectively accounted for approximately 33% and 50% of our total accounts payable.

Inventory

Inventory, which consists of raw materials, is stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method. At each balance sheet date, we evaluate our ending inventory for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. At June 30, 2016 and December 31, 2015, we did not have a reserve for slow-moving or obsolete inventory.

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

Deferred Rent

We record deferred rent expense, included in accrued expenses, which represents the temporary differences between the reporting of rental expense on the financial statements and the actual amounts remitted to the landlord. The deferred rent portion of lease agreements are leasing inducements provided by the landlord. Also, tenant improvement allowances provided are recorded as a deferred rent liability and recognized ratably as a reduction to rent expense over the lease term.

Intangible Assets

Our intangible assets represent intellectual property acquired during the reverse merger. We amortize our intangible assets with finite lives over their estimated useful lives.

Impairment of Long-Lived Assets

We account for our long-lived assets in accordance with the accounting standards which require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical carrying value of an asset may no longer be appropriate. We consider the carrying value of assets may not be recoverable based upon its review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of June 30, 2016 and December 31, 2015, we do not believe there have been any impairments of our long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products will continue, which could result in impairment of long-lived assets in the future.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, derivative liabilities, and capital lease liabilities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2016 and December 31, 2015. The carrying amounts of short-term financial instruments are reasonable estimates of their fair values due to their short-term nature or proximity to market rates for similar items.

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

Revenues under long-term construction contracts are generally recognized using the completed-contract method of accounting. Long-term construction-type contracts for which reasonably dependable estimates cannot be made or for which inherent hazards make estimates difficult are accounted for under the completed-contract method. Revenues under the completed-contract method are recognized upon substantial completion—that is acceptance by the customer, compliance with performance specifications demonstrated in a factory acceptance test or similar event. Accordingly, during the period of contract performance, billings and costs are accumulated on the balance sheet, but no profit or income is recorded before completion or substantial completion of the work. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimate of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. As of June 30, 2016 and December 31, 2015, we had a $600,000 provision for contract losses for both periods presented.

Research and Development Costs

Research and development costs are expensed as incurred.  Research and development costs were $755,000 and $968,000 for the three months ended June 30, 2016 and 2015, respectively, and were $1,698,000 and $1,709,000 for the six months ended June 30, 2016 and 2015, respectively.

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

Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive.  Options and warrants to purchase approximately 1.6 million and 0.5 million common shares were outstanding at June 30, 2016 and 2015, respectively, but were excluded from the computation of diluted loss per share due to the anti-dilutive effect on net loss per share.

All share and per share amounts in the table below have been adjusted to reflect the 1-for-50 reverse split of our issued and outstanding common stock on July 8, 2015, retroactively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(2,185,000)	$(3,228,000)	$(6,033,000)	$(5,292,000)
Weighted average number of common shares outstanding:
Basic and diluted	3,708,782	2,408,200	3,400,711	2,345,500
Net loss attributable to common stockholders per share:
Basic and diluted	$(0.59)	$(1.34)	$(1.84)	$(2.26)

Comprehensive Income (Loss)

We have no items of other comprehensive income (loss) in any period presented. Therefore, net loss as presented in our Consolidated Statements of Operations equals comprehensive loss.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. ASU 2014-09 provides a framework for addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles. ASU 2014-09 is effective beginning with the calendar year ended December 31, 2017. We have not yet assessed the impact ASU 2014-09 will have upon adoption on its financial position, results of operations or cash flows.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016, COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2015

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues	$—	$—	$—	$—
Cost of goods sold:	—	—	—	—
Gross Profit	—	—	—	—

Operating expenses:
Selling, general, and administrative	1,051,000	1,280,000	2,318,000	2,311,000
Research and development	755,000	968,000	1,698,000	1,709,000
Total operating expenses	1,806,000	2,248,000	4,016,000	4,020,000
Operating loss	(1,806,000)	(2,248,000)	(4,016,000)	(4,020,000)

Other income (expenses):
Interest expense	(272,000)	(106,000)	(739,000)	(107,000)
Amortization of debt discount	(825,000)	(804,000)	(1,400,000)	(804,000)
Loss on exchange of warrants	—	(279,000)	—	(279,000)
Loss on modification of debt	—	—	(1,429,000)	—
Gain (loss) on valuation of derivative liabilities	719,000	209,000	1,554,000	(82,000)
Total other income (expenses), net	(378,000)	(980,000)	(2,014,000)	(1,272,000)
Loss before provision for income taxes	(2,184,000)	(3,228,000)	(6,030,000)	(5,292,000)
Provision for income taxes	1,000	—	3,000	—
Net loss	$(2,185,000)	$(3,228,000)	$(6,033,000)	$(5,292,000)

Loss per share—basic and diluted	$(0.59)	$(1.34)	$(1.84)	$(2.26)
Weighted average common shares—basic and diluted	3,708,782	2,408,200	3,400,711	2,345,500

Revenue, Cost of Goods Sold and Gross Profit/(Loss)

We had no revenues for both the three and six months ended June 30, 2016 or 2015, respectively, and, therefore, we had no cost of goods sold or gross profit or loss.

Selling, general and administrative expenses

Selling, general and administrative expenses costs include officer compensation, salaries and benefits, stock-based compensation expense, consulting fees, legal expenses, intellectual property costs, accounting and auditing fees, investor relations costs, insurance, public company reporting costs and listing fees, and corporate overhead related costs.  Total selling, general and administrative expenses for the three months ended June 30, 2016 decreased $229,000, or 17.9%, to $1,051,000 from $1,280,000 for the same period of the prior year. The decrease was primarily due to the cost savings measures we implemented beginning in April 2016, including a decrease in combined salaries and stock compensation expense of approximately $39,000, a decrease in professional services of approximately $159,000 for lesser legal, accounting, and investor relations expenses, and a decrease of $26,000 for travel expenses.

Total selling, general and administrative expenses for the six months ended June 30, 2016 increased $7,000, or 0.3%, to $2,318,000 from $2,311,000 for the same period of the prior year. The increase was primarily due to the net effect of an increase of $140,000 in professional services, primarily related to charges recorded in the first quarter of 2016 related to the withdrawal of the underwritten public offering, a decrease in combined salaries and stock compensation expense of approximately $3,000, a reduction of approximately $38,000 in travel expenses, an expense decrease due to overhead allocated to R&D of $27,000 and a reduction of approximately $64,000 non-recurring 2015 charges including bad debt expense and bank charges.

Research and development

Research and development costs include development expenses for the Power Oxidizer and integration expenses related to our Power Oxidizer products with other partners such as Dresser-Rand and include salaries and benefits, consultant fees, cost of supplies and materials for samples and prototypes, depreciation, as well as outside services costs.  Research and development expense for the three months ended June 30, 2016 decreased $213,000, or 22.0%, to $755,000 from $968,000 for the same period of the prior year.   The decrease is primarily due to $203,000 of expenses incurred in the second quarter of 2015 related to the SSAT for the Dresser-Rand KG2 integration and a $32,000 reduction in headcount and consulting costs as a result of the cost savings measures we implemented beginning in April 2016, offset by a $44,000 increase in depreciation expense resulting from the capitalization of our initial KG2 unit in late June 2015.

Research and development expense for the six months ended June 30, 2016 decreased $11,000, or 0.6%, to $1,698,000 from $1,709,000 for the same period of the prior year.  The decrease is primarily due to a $190,000 decrease in KG2 integration expenses, as described above, offset by approximately $70,000 of cash-based expense consisting of a $36,000 increase in employee salaries expense and a $34,000 increase in allocated overhead, and $124,000 of non-cash expenses, consisting of $15,000 in increased stock compensation expense and $109,000 of additional depreciation expense on our initial KG2 unit.

Other Income (Expenses):

Other income (expenses) for the three and six months ended June 30, 2016 consisted primarily of cash and non-cash interest on the Notes, placed in April and May 2015, the non-recurring charge for the modification of the Notes, cash and non-cash charges on the backstop security arrangement, and the mark to market adjustment for our derivative liabilities related to the Notes and the warrants issued in conjunction with our December 2015 private equity placement. Other income (expenses) for the three and six months ended June 30, 2015 consisted of the mark to market adjustment for the December 2014 warrants, which were exchanged for common stock in April 2015, and approximately two months of cash and non-cash interest on the Notes, placed in late April and early May 2015.

Net Loss

For the three months ended June 30, 2016, our net loss was approximately $2.2 million, primarily from selling, general and administrative expenses of $1.8 million and $0.4 million of other expenses. Selling, general and administrative expenses include cash basis expenses of $1.3 million and non-cash expenses of $0.5 million, consisting of stock-based compensation expenses of $0.4 million and depreciation of $0.1 million. The $0.4 million of other expenses (net) consists of $0.3 million of cash interest expense and $0.8 million of non-cash interest expense, which is offset by a $0.7 million mark to market gain on derivative liabilities.

For the six months ended June 30, 2016, our net loss was approximately $6.0 million, primarily from selling, general and administrative expenses of $4.0 million and other expenses (net) of $2.0 million. The selling, general and administrative expenses included $3.0 million of cash based expenses and $1.0 million of non-cash expenses including stock-based compensation of $0.7 million and depreciation of $0.3 million. Other expenses (net) consists of $0.7 million of interest on the Notes and $2.1 million backstop security, $1.4 million of amortization of the discount on the Notes, which is offset by a $1.6 million mark to market gain on derivative liabilities.

Earnings per share

Earnings per share, basic and diluted were ($0.59) and ($1.34) for the three months ended June 30, 2016 and 2015, respectively, and were ($1.84) and ($2.26) for the six months ended June 30, 2016 and 2015, respectively.

Liquidity

Cash Flows used in Operating Activities

Our cash used in operating activities was approximately $4.0 million and $3.1 million for the six months ended June 30, 2016 and 2015, respectively. Cash used in operating activities for the six months ended June 30, 2016 resulted from a net loss of approximately $6.0 million, reduced by net non-cash charges of $2.5 million for stock-based compensation, gains on revaluation of derivative securities, non-cash interest expense due to amortization of debt discount and deferred financing charges, expense related to modification of debt, and depreciation, and a change of $0.5 million of working capital, primarily due to a $1.2 million increase in inventory and prepaid expenses offset by a $0.7 million increase in accounts payable and deferred revenue. Cash used in operating activities for the six months ended June 30, 2015 of $3.1 million resulted from a net loss of approximately $5.3 million reduced by $2.0 million of non-cash charges for stock based compensation, depreciation, and losses on revaluation of derivative securities and $0.2 million in additional working capital, primarily increases in accounts payable.

Cash Flows from Investing Activities

Cash used in investing activities of $0.9 million for the six months ended June 30, 2016 was attributable to the purchase of parts and equipment to build the FSAT unit for the KG2 product development. Cash used in investing activities of $1.3 million for the six months ended June 30, 2015 was attributable to the purchase of property and equipment consisting primarily of the multi-fuel test facility, which was used to satisfy the initial SSAT for the CLA and payments made to construct the full KG2 prototype to be used in the KG2 integration for the FSAT.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2016 of $3.0 million consisted of a private equity investment. Cash provided by financing activities for the six months ended June 30, 2015 consisted of $4.7 million of proceeds from the $5.0 million Notes placement, net of $0.3 million in fees, and $0.7 million received from a private equity placement of $0.8 million net of $0.1 million of fees.

Capital Resources

Our principal capital requirements are to fund our working capital requirements, invest in research and development and capital equipment and fund the continued costs of public company compliance requirements.  We have historically funded our operations through debt and equity financings.

From our inception, we have incurred losses from operations. For the six months ended June 30, 2016, we have incurred losses from operations and have an accumulated deficit of approximately $37.0 million and a net loss of approximately $6.0 million. For the six months ended June 30, 2016, we used cash in operations of approximately $4.0 million, which raises substantial doubt about our ability to continue as a going concern.

We expect to continue to incur substantial additional operating losses from costs related to the continuation of product and technology development and administrative activities.  Our cash on hand at June 30, 2016 was approximately $1.0 million (including restricted cash of $350,000).

Our sales cycle can exceed 24 months and, except as noted below, we do not expect to generate sufficient revenue in the next twelve months to cover our operating costs. We anticipate that we will pursue raising additional debt or equity financing to fund new product development and execute on the commercialization of our product plans.

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

Our principal sources of liquidity are cash and receivables.  As of June 30, 2016, cash and cash equivalents (including restricted cash) were $1.0 million, or 13.4% of total assets, compared to $2.8 million, or 37.1% of total assets, at December 31, 2015.  The decrease in cash and cash equivalents was primarily attributable to cash used in operating activities of $4.0 million and $0.9 million of spending on fixed assets, primarily on the KG2 unit to be used for the FSAT testing.

We have not yet achieved profitable operations and have yet to establish an ongoing source of revenue to cover operating costs and meet our ongoing obligations. During the three months ended June 30, 2016, we reduced our cash operating expenses and, in June 2016, we signed the CMLA with Dresser-Rand. The transition to the CMLA will decrease our cash needs for the next 12 months as compared to our projections for prior quarters due to lower working capital requirements. Since Dresser-Rand will begin manufacturing our Power Oxidizers and pay us a license fee of at least $370,000 per unit, our cash requirements will decrease in future quarters. Our cash spending requirements, excluding debt repayment for the $5.0 million of Notes due in 2017, are expected to be $6.8 million, consisting of:

●	Employee, occupancy and related costs: $3.2 million

●	Professional fees and business development costs: $0.8 million

●	Research and development programs: $0.5 million

●	Corporate filings: $0.5 million

●	Working capital: $1.0 million

●	Debt service: $0.8 million

We expect to reduce our cash spending requirement over the next year by further reducing our operating expenses, reducing our working capital requirement to zero, and eliminating most of our debt service cash spending.

Our operating sources of cash, expected over the next year, consist of:

Dresser-Rand Restricted Cash Escrow Account collection of $1.1 million: As of June 30, 2016 we had $300,000 in restricted cash held in an escrow account under the terms and conditions of the CLA. The escrowed funds represent 50% of the total $1,600,000 license fees due under the CLA, reduced by $500,000 of reimbursable engineering costs payable to Dresser-Rand. We received an additional $400,000 payment into escrow in July 2016 and expect to receive an additional cash payment of $400,000, which will be placed into escrow until a gross total of $1,600,000 is placed into the escrow account. Dresser-Rand is allowed to draw up to $125,000 per quarter from the escrow account up to a maximum draw of $500,000. The remaining $1,100,000 will be released to us upon the satisfaction of the FSAT requirements identified in the CLA. We expect the FSAT requirements to be completed in the third quarter of 2016.

Dresser-Rand license fee payments: Under the CMLA, beginning in the third quarter of 2016, Dresser-Rand is obligated to pay us a minimum of $370,000 per KG2 unit sold, of which 50% is due 30 days after order placement by the end customer to Dresser-Rand and 50% is payable within one year of order placement.

Sale or lease of FSAT KG2 unit: We constructed a fully functional KG2 production unit as part of the FSAT testing and intend to sell or lease this unit within the next six months.

Off-Balance Sheet Arrangements

Backstop Security

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

As of June 30, 2016, the end of the quarterly period covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were ineffective at the reasonable assurance level. Such conclusion is due to the presence of material weaknesses in internal control over financial reporting. Management anticipates that our disclosure controls and procedures will remain ineffective until such material weaknesses are remediated.

Changes in Internal Control over Financial Reporting

Remediation of Material Weaknesses

To address our material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

We are attempting to remediate the material weaknesses in our disclosure controls and procedures and internal controls over financial reporting identified above by refining our internal procedures (see below).  During the three months ended June 30, 2016, we initiated the following corrective actions, which management believes are reasonably likely to materially affect our financial reporting, as they are designed to remediate the material weaknesses as described above:

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

ENER-CORE, INC. (Registrant)

Date: August 18, 2016	By:	/s/ Alain Castro
Alain Castro Chief Executive Officer

Date: August 18, 2016	By:	/s/ Domonic J. Carney
Domonic J. Carney Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit				Filing		Filed
Number	Description of Exhibit	Form	File No.	Date	Exhibit	Herewith
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

#	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.