Form 10-Q
period 2016-09-30
Ener-Core, Inc.
filed 2016-11-21
CIK 1495536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of September 30, 2016 there were 3,785,216 shares of the issuer’s common stock outstanding

ENER-CORE, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FINANCIAL STATEMENTS

Index to the Financial Statements

Condensed Consolidated Balance Sheets—September 30, 2016 (unaudited) and December 31, 2015	2

Unaudited Condensed Consolidated Statements of Operations—For the Three and Nine Months Ended September 30, 2016 and 2015	3

Unaudited Condensed Consolidated Statements of Cash Flows—For the Nine Months Ended September 30, 2016 and 2015	4

Notes to Unaudited Condensed Consolidated Financial Statements—September 30, 2016	6

Ener-Core, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$620,000	$2,605,000
Restricted cash	50,000	200,000
Accounts receivable	57,000	—
Inventory	2,538,000	747,000
Prepaid expenses and other current assets	484,000	408,000
Total current assets	$3,749,000	$3,960,000
Property and equipment, net	3,372,000	3,426,000
Intangibles, net	22,000	28,000
Deposits and other long term assets	28,000	143,000
Total assets	$7,171,000	$7,557,000
Liabilities and stockholders’ (deficit)
Current liabilities:
Accounts payable	$2,147,000	$1,629,000
Accrued expenses	710,000	657,000
Deferred revenues and customer advances	3,796,000	2,847,000
Accrued contract loss	600,000	600,000
Derivative liabilities	1,023,000	2,510,000
Convertible secured notes payable, net of discounts	4,519,000	4,110,000
Junior notes payable, net of discounts	725,000	—
Capital leases payable	20,000	26,000
Total current liabilities	$13,540,000	$12,379,000
Long term liabilities:
Deposits	—	8,000
Capital leases payable	—	14,000
Total liabilities	$13,540,000	$12,401,000
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value. Authorized 50,000,000 shares; no shares issued and outstanding at September 30, 2016 and December 31, 2015	$—	$—
Common stock, $0.0001 par value. Authorized 200,000,000 shares; 3,785,216 and 3,089,160 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	32,408,000	26,302,000
Accumulated deficit	(38,777,000)	(31,146,000)
Total stockholders’ equity (deficit)	$(6,369,000)	$(4,844,000)
Total liabilities and stockholders’ equity (deficit)	$7,171,000	$7,557,000

See accompanying notes to condensed consolidated financial statements.

Ener-Core, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues	$—	$—	$—	$—
Cost of goods sold:	—	—	—	—
Gross profit	—	—	—	—

Operating expenses:
Selling, general, and administrative	941,000	1,165,000	3,255,000	3,475,000
Research and development	1,170,000	928,000	2,871,000	2,636,000
Total operating expenses	2,111,000	2,093,000	6,126,000	6,111,000
Operating loss	(2,111,000)	(2,093,000)	(6,126,000)	(6,111,000)

Other income (expenses):
Interest expense	(246,000)	(150,000)	(985,000)	(257,000)
Amortization of debt discount	(809,000)	(1,117,000)	(2,209,000)	(1,921,000)
Loss on exchange of warrants	—	—	—	(279,000)
Loss on modification of convertible debt	—	—	(1,429,000)	—
Gain (loss) on valuation of derivative liabilities	1,570,000	50,000	3,124,000	(33,000)
Total other income (expenses), net	515,000	(1,217,000)	(1,499,000)	(2,490,000)
Loss before provision for income taxes	(1,596,000)	(3,310,000)	(7,625,000)	(8,601,000)
Provision for income taxes	—	—	3,000	—
Net loss	$(1,596,000)	$(3,310,000)	$(7,628,000)	$(8,601,000)

Loss per share—basic and diluted	$(0.42)	$(1.34)	$(2.12)	$(3.61)
Weighted average common shares—basic and diluted	3,785,216	2,464,100	3,591,233	2,385,500

See accompanying notes to condensed consolidated financial statements.

Ener-Core, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2016	2015
Cash flows used in operating activities:
Net loss	$(7,628,000)	$(8,601,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	398,000	276,000
Impairment of fixed assets	318,000	—
Amortization of debt discount and deferred financing fees	2,483,000	1,921,000
(Gain) loss on revaluation of derivative liabilities	(3,124,000)	33,000
Stock-based compensation	1,027,000	1,113,000
Loss on modification of convertible debt	1,429,000	—
Loss on exchange of warrants for common stock	—	279,000
Changes in assets and liabilities:
Accounts and other receivables	(57,000)	3,000
Restricted cash	150,000	(275,000)
Inventory	(1,791,000)	(80,000)
Prepaid expenses and other current assets	(136,000)	(36,000)
Deferred revenue	949,000	808,000
Accounts payable and other current liabilities	559,000	13,000
Net cash used in operating activities	$(5,423,000)	$(4,546,000)
Cash flows used in investing activities:
Purchases of property and equipment	(655,000)	(1,830,000)
Net cash used in investing activities	$(655,000)	$(1,830,000)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	2,883,000	741,000
Proceeds from note payable, net	1,230,000	4,669,000
Repayment of capital leases payable	(20,000)	(13,000)
Net cash provided by financing activities	$4,093,000	$5,397,000
Net increase (decrease) in cash and cash equivalents	(1,985,000)	(979,000)
Cash and cash equivalents at beginning of period	2,605,000	2,176,000
Cash and cash equivalents at end of period	$620,000	$1,197,000

See accompanying notes to condensed consolidated financial statements.

Ener-Core, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(unaudited)

	Nine Months Ended September 30,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$639,000	$205,000
Supplemental disclosure of non-cash activities:
Capital leases for purchase of equipment	$2,000	$10,000
Debt discount and derivative liabilities recorded upon issuance of warrants and convertible secured notes	$—	$2,750,000
Common stock issued in exchange for warrant cancellation	$—	$885,000
Debt discount and derivative liabilities recorded for amendments of notes	$1,497,000	$—
Debt discount and derivative liabilities recorded for amendments of warrants	$148,000	—
Reclassification of warrants previously recorded as derivative liabilities to paid-in capital	$1,719,000	$—
Debt discount recorded for amendments of warrants	$206,000	—
Debt discount and derivative liabilities recorded upon issuance convertible Junior notes	$282,000	$—
Debt discount recorded for detachable warrants issued with Junior notes	$271,000	—

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

We have deployed the EC250 product commercially in landfill applications are currently developing our second commercial product, the KG2 Powerstation, or KG2, which will combine our Power Oxidizer with a two megawatt gas turbine developed by Dresser-Rand a.s., a subsidiary of Dresser-Rand Group Inc. (“Dresser-Rand”). In 2015, we completed system layout and analytic models integrating our Power Oxidizer with the turbine and, to date in 2016, we have constructed a fully operational KG2 unit to be used in final technical tests expected to be completed in the fourth quarter of 2016, after which time we expect that the initial KG2 unit will be sold. We received an order for the first two commercial KG2 units, which we delivered in October 2016. On June 29, 2016, we entered into a Commercial License and Manufacturing Agreement with Dresser-Rand (the “CMLA”), which will become effective upon the successful completion of the technical test and which will transition the KG2 manufacturing to Dresser-Rand. Once effective, each KG2 unit sold will generate for us a non-refundable license fee. Until the test is successfully completed, our existing CLA (as defined below) remains in effect.

We sell our EC250 product directly and through distributors in two countries, the United States and Netherlands, and sell the KG2 product directly and through Dresser-Rand’s commercial sales team.

Going Concern

Our consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. Since our inception, we have made a substantial investment in research and development to develop the Power Oxidizer, have successfully deployed an EC250 field test unit at the U.S. Army base at Fort Benning, Georgia, and installed and commissioned our first commercial unit in the Netherlands in the second quarter of 2014. In November 2014, we signed a Commercial License Agreement with Dresser-Rand (as amended, the “CLA”) to incorporate our Power Oxidizer into Dresser-Rand’s 1.75MW turbine. In August 2015, the CLA became a mutually binding agreement due to the satisfaction of certain binding conditions contained in the CLA. On June 29, 2016 we signed the CMLA. The CMLA becomes binding and will supersede the CLA after the satisfaction of the final technical milestone under the CLA, which we expect to occur in the fourth quarter of 2016.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

We have sustained recurring net losses and negative cash flows since inception and have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. Despite capital raises of $2.5 million in December 2015, $3.0 million in April 2016, and $1.25 million in September 2016, we expect to require additional sources of capital to support the Company’s growth initiatives. We must secure additional funding to continue as a going concern and execute our business plan.

Management’s plan is to obtain capital sufficient to meet our operating expenses by seeking additional equity and/or debt financing. The cash and cash equivalents balance (excluding restricted cash) on September 30, 2016 and December 31, 2015 was approximately $0.6 million and $2.6 million, respectively. In April 2016, management began taking steps to reduce our operational cash burn through a combination of staff reductions and reductions of outside service providers. We expect to implement additional cost savings through reduced overhead costs later in 2016 as well as reduced non-recurring costs and capital expenditures related to our efforts to develop the 2MW KG2 Powerstation. We expect that the $0.6 million of cash and cash equivalents as of September 30, 2016 and receipts on customer billings will continue to fund our working capital needs, general corporate purposes, and related obligations into the fourth quarter of 2016 at our reduced spending levels. However, we expect to require significantly more cash for working capital and as financial security to support our growth initiatives beginning in the fourth quarter of 2016 and beyond.

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

Foreign Currency Adjustments

Our functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Income statement accounts are translated at average rates for the year. At September 30, 2016 and December 31, 2015, we did not hold any foreign currency asset or liability amounts. Gains and losses resulting from foreign currency transactions are reported as other income in the period they occurred.

Concentrations of Credit Risk

Cash and Cash Equivalents

We maintain our non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation (“FDIC”) provides insurance coverage of up to $250,000. For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to these deposits. At September 30, 2016, we had $200,000 in deficit of the FDIC limit.

We consider all highly liquid investments available for current use with an initial maturity of three months or less and are not restricted to be cash equivalents. We invest our cash in short-term money market accounts.

Restricted Cash

Collateral Account

Under a credit card processing agreement with a financial institution that was entered in 2013, we are required to maintain funds on deposit with the financial institution as collateral. The amount of the deposit, which is at the discretion of the financial institution, was $50,000 on September 30, 2016 and December 31, 2015.

Dresser-Rand Escrow Account

Under the CLA, prepaid license fee payments of $400,000 per quarter were paid by Dresser-Rand into an escrow account with a financial institution beginning in August 2015. Dresser-Rand withdrew up to $125,000 per quarter from this escrow account for qualified engineering expenses incurred by Dresser-Rand under the terms and conditions of the CLA. Through September 26, 2016, Dresser-Rand funded $1,600,000 and withdrew $500,000. On September 26, 2016 substantially all of the remaining $1,100,000 was released to the Company from the escrow account and, in October 2016, the escrow account was closed. The balance in the escrow account was $5,000 and $150,000 on September 30, 2016 and December 31, 2015, respectively. See also Note 7—Deferred Revenues and Customer Advances.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for international customers are supported by guarantees or letters of credit. For those customers to whom we extend credit, we perform periodic evaluations of them and maintain allowances for potential credit losses as deemed necessary. We generally do not require collateral to secure accounts receivable. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2016, one customer accounted for all of our accounts receivable.

Accounts Payable

As of September 30, 2016 and December 31, 2015, three and five vendors, respectively, collectively accounted for approximately 45% and 50% of our total accounts payable.

Inventory

Inventory, which consists of raw materials inventory consisting of Power Oxidizer parts and sub-assemblies of parts recorded as work-in-progress inventory, is stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method. At each balance sheet date, we evaluate our ending inventory for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. At September 30, 2016 and December 31, 2015, we did not have a reserve for slow-moving or obsolete inventory.

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

Accrued Warranties

Accrued warranties represent the estimated costs that will be incurred during the warranty period of our products. We make an estimate of expected costs that will be incurred by us during the warranty period and charge that expense to the consolidated statement of operations at the date of sale. We also reevaluate the estimate at each balance sheet date and if the estimate is changed, the effect is reflected in the consolidated statement of operations. We had no warranty accrual at December 31, 2015 or September 30, 2016. We expect that most terms for future warranties of our Powerstations and Oxidizers will be one to two years depending on the warranties provided and the products sold. Accrued warranties for expected expenditures within one year are classified as current liabilities and as non-current liabilities for expected expenditures for time periods beyond one year.

Deferred Rent

We record deferred rent expense, included in accrued expenses, which represents the temporary differences between the reporting of rental expense on the financial statements and the actual amounts remitted to the landlord. The deferred rent portion of lease agreements are leasing inducements provided by the landlord. Also, tenant improvement allowances provided are recorded as a deferred rent liability and recognized ratably as a reduction to rent expense over the lease term. As of September 30, 2016 we had $4,000 of deferred rent, recorded in accrued expenses.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Intangible Assets

Our intangible assets represent intellectual property acquired during the reverse merger. We amortize our intangible assets with finite lives over their estimated useful lives.

Impairment of Long-Lived Assets

We account for our long-lived assets in accordance with the accounting standards which require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical carrying value of an asset may no longer be appropriate. We consider the carrying value of assets may not be recoverable based upon its review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of September 30, 2016 and December 31, 2015, we do not believe there have been any impairments of our long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products will continue, which could result in impairment of long-lived assets in the future.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, convertible notes, derivative liabilities, and capital lease liabilities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2016 and December 31, 2015. The carrying amounts of short-term financial instruments are reasonable estimates of their fair values due to their short-term nature or proximity to market rates for similar items.

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

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

The Company issued detachable common stock warrants and secured debt with a conversion feature in April and May 2015 and again in September 2016. We amended our existing debt to add a conversion feature in December 2015. The Company issued additional common stock warrants with price reset provisions in December 2015, February 2016, and March 2016. These embedded derivatives and detachable warrants were evaluated under ASC topic 815-40. We determined that the warrants and embedded conversion feature for the April 2014 issuance, the conversion feature for the 2015 issuances, the conversion feature for the 2016 issuance, and the warrants issued with price reset provisions should be accounted for as derivative liabilities. In August, 2016 all warrants issued that were previously determined to be accounted for as derivative liabilities were amended and we determined that after giving rise to the amendments, that the warrants were no longer required to be accounted for as derivative liabilities. We determined that the detachable warrants associated with the 2015 issuance on the issuance date and the detachable warrants associated with the 2016 issuance on the issuance date should not be accounted for as derivative liabilities. Warrants and the debt conversion features determined to be derivative liabilities were bifurcated from the debt host and are classified as liabilities on the consolidated balance sheet. Warrants not determined to be derivative liabilities were recorded to debt discount and paid-in capital. The Company records the warrants and embedded derivative liabilities at fair value and adjusts the carrying value of the common stock warrants and embedded derivatives to their estimated fair value at each reporting date with the increases or decreases in the fair value of such warrants and derivatives at each reporting date, recorded as a gain or (loss) in the consolidated statements of operations. The 2015 detachable warrants determined not to be derivative liabilities were recorded to debt discount with a corresponding entry to paid-in capital. The warrants amended in 2016 where the accounting was changed to eliminate derivative liability treatment were marked to market immediately prior to the amendment and the fair value was reclassified on the amendment date from derivative liabilities to paid in capital.

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

Revenues under long-term construction contracts are generally recognized using the completed-contract method of accounting. Long-term construction-type contracts for which reasonably dependable estimates cannot be made or for which inherent hazards make estimates difficult are accounted for under the completed-contract method. Revenues under the completed-contract method are recognized upon substantial completion—that is acceptance by the customer, compliance with performance specifications demonstrated in a factory acceptance test or similar event. Accordingly, during the period of contract performance, billings and costs are accumulated on the balance sheet, but no profit or income is recorded before completion or substantial completion of the work. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimate of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. As of September 30, 2016 and December 31, 2015, we had a $600,000 provision for contract losses for both periods presented.

Research and Development Costs

Research and development costs are expensed as incurred.  Research and development costs were $1,170,000 and $928,000 for the three months ended September 30, 2016 and 2015, respectively, and were $2,871,000 and $2,636,000 for the nine months ended September 30, 2016 and 2015, respectively.

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

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

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

The following approximate share amounts were excluded from the computation of diluted loss per share due to the anti-dilutive effect on net loss per share:

	September 30, 2016	September 30, 2015
Shares issuable for exercise of options and warrants	1,600,000	500,000
Full Conversion of Convertible Senior and Junior Notes	1,500,000	—
Total	3,100,000	500,000

All share and per share amounts in the table below have been adjusted to reflect the 1-for-50 reverse split of our issued and outstanding common stock on July 8, 2015, retroactively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(1,596,000)	$(3,310,000)	$(7,628,000)	$(8,601,000)
Weighted average number of common shares outstanding:
Basic and diluted	3,785,216	2,464,100	3,591,233	2,385,500
Net loss attributable to common stockholders per share:
Basic and diluted	$(0.42)	$(1.34)	$(2.12)	$(3.61)

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

In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842). ASU 2016-2 affects any entity entering into a lease and changes the accounting for operating leases to require companies to record an operating lease liability and a corresponding right-of-use lease asset, with limited exceptions. ASU 2016-2 is effective for fiscal years beginning after December 15, 2018. Early adoption is allowed. We have not yet assessed the impact ASU 2016-2 will have upon adoption.

Note 3—Inventory

Inventory primarily consists of Powerstation parts used as raw materials for the Company’s EC250 and KG2 orders. Work-in-progress inventory consists of Powerstation parts and employee and contract labor assembly costs for Powerstation sub-assemblies. Sub-assemblies and parts are typically shipped to end customer locations and assembled on-site. Completed Powerstations awaiting final installation and commissioning would be carried as finished goods. There were no finished goods inventory at either September 30, 2016 or December 31, 2015. Inventories consist of:

	September 30, 2016 (unaudited)	December 31, 2015
Raw material and spare parts	$1,003,000	$724,000
Work-in-progress	1,535,000	23,000
Total	$2,538,000	$747,000

The Company had no inventory reserve during 2016 or 2015.

Note 4—Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2016 (unaudited)	December 31, 2015
Prepaid rent	$27,000	$27,000
Prepaid insurance	39,000	40,000
Prepaid other	104,000	140,000
Current portion—deferred financing fees for LOC	314,000	228,000
Total	$484,000	$408,000

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Note 5—Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30, 2016 (unaudited)	December 31, 2015
Machinery and equipment	$4,373,000	$4,042,000
Office furniture and fixtures	217,000	217,000
Computer equipment and software	176,000	169,000
Total cost	4,766,000	4,428,000
Less accumulated depreciation	(1,394,000)	(1,002,000)
Net	$3,372,000	$3,426,000

Assets recorded under capital leases and included in property and equipment in our balance sheets consist of the following:

	September 30, 2016 (unaudited)	December 31, 2015
Machinery and equipment	$27,000	$27,000
Computer equipment and software	60,000	46,000
Total assets under capital lease	87,000	73,000
Less accumulated amortization	(65,000)	(46,000)
Net assets under capital lease	$22,000	$27,000

Depreciation expense for the three and nine months ended September 30, 2016 and 2015 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$102,000	$90,000	$304,000	$189,000
General and administrative	29,000	29,000	88,000	87,000
	$131,000	$119,000	$392,000	$276,000

Depreciation of assets under capital lease was $6,000 and $6,000 for the three months ended September 30, 2016 and 2015, respectively, and $18,000 and $13,000 for the nine months ended September 30, 2016 and 2015, respectively.

Note 6—Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2016 (unaudited)	December 31, 2015

Accrued professional fees	$156,000	$205,000
Accrued vacation and paid time off	353,000	333,000
Accrued expense reports	5,000	46,000
Accrued board of directors fees	120,000	13,000
Accrued interest	63,000	50,000
Accrued other	13,000	10,000
Total accrued expenses	$710,000	$657,000

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

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

	September 30, 2016 (unaudited)	December 31, 2015

Customer advances on equipment sales	$2,696,000	$2,572,000
Prepaid license fees	1,100,000	275,000
Total deferred revenues and customer advances	$3,796,000	$2,847,000

Note 8—Convertible Senior Notes Payable

Convertible Secured Notes payable consisted of the following as of September 30, 2016 (unaudited):

	Notes	Debt Discount	Offering Costs	Net Total
Ending balance—December 31, 2015	$5,000,000	$(791,000)	$(99,000)	$4,110,000

Amortization of debt discount and deferred financing costs	—	2,186,000	74,000	2,260,000
Additional debt discount—March warrants	—	(1,497,000)	—	(1,497,000)
Additional debt discount—February warrants	—	(148,000)	—	(148,000)
Additional debt discount—warrant modification	—	(206,000)	—	(206,000)
Ending balance—September 30, 2016	5,000,000	(456,000)	(25,000)	4,519,000

Less: Current Portion	$(5,000,000)	$456,000	$25,000	$(4,519,000)
Long Term Portion	$—	$—	$—	$—

Senior Notes

During the year ended December 31, 2015, the Company sold senior secured promissory notes with an aggregate principal amount of $5.0 million (the “Senior Notes”) in two separate tranches. The two tranches of the Senior Notes were identical, other than the issuance date and the term of the respective Note tranches and the term of the related detachable warrants, described in greater detail below. On April 23, 2015, the Company closed the first tranche representing $3.1 million in aggregate principal amount of Senior Notes issued in a private placement to seven institutional investors and on May 7, 2015 the Company closed the second tranche, representing $1.9 million in aggregate principal amount of Senior Notes to four institutional investors. The Company received total gross proceeds of $5.0 million, less transaction expenses of $0.3 million consisting of legal costs and placement agent fees.

The Senior Notes bear interest at a rate of 12% per year, payable monthly, and are set to mature on the two-year anniversary of the issuance dates of the Senior Notes on April 23, 2017 and May 7, 2017 for the first and second tranches, respectively. Upon issuance of the Senior Notes, each investor, at its discretion, was entitled to convert up to 50% of the balance outstanding under the Senior Notes. Upon the execution of the December Amendments (as defined below), however, each investor became entitled to fully convert 100% of the balance outstanding under the Senior Notes may be into shares of the Company’s common stock. The Senior Notes may be repaid by the Company at any time unless the Senior Notes are in default.

The Senior Notes are secured by substantially all assets of the Company and provide for specified events of default, including: (i) failure to pay principal and interest when due, and (ii) failure to effectuate a reverse stock split on or prior to the three-month anniversary of the first tranche of Senior Notes, which the Company effectuated in July 2015. The Senior Notes previously required the Company to consummate a Qualified Public Offering on or prior to the six-month anniversary of the first tranche of Senior Notes. This default condition, however, was amended as described in greater detail below. Any event of default may be waived by the holders of at least a majority of the aggregate principal amount of Senior Notes, which must include a specified holder under specified circumstances. Upon the occurrence of an event of default, the interest rate immediately increases to 18% per annum and the Senior Notes become convertible at a price per share equal to 85% of the average of the five lowest volume weighted average prices of the Company’s common stock during a 15 consecutive trading day period immediately prior to the applicable conversion date.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Each holder may require us to redeem the Senior Notes at a price equal to 115% of the sum of portion of the principal to be redeemed plus accrued and unpaid interest thereon and any accrued and unpaid late charges, if any, with respect to such principal and interest (the “Conversion Amount”) being redeemed (a) upon our default under the Senior Notes, or (b) if we enter into a merger or consolidation, or sell or assign all or substantially all of our assets. In addition, at any time from and after the date that is the eighteen-month anniversary of the original issuance date of the Senior Notes, each holder has the right, in its sole and absolute discretion, at any time or times, to require that we redeem all or any portion of the Conversion Amount of its Note then outstanding at a price equal to 100% of the Conversion Amount of the portion of the Note being redeemed.

At any time after the issuance of the Senior Notes, other than (i) at any time during which an event of default has occurred and is continuing or (ii) from the time we publicly announce a Qualified Public Offering through and including the date that is thirty days immediately following the consummation of such Qualified Public Offering, we have the right to redeem all or any portion of the Conversion Amount then remaining under the Senior Notes, (a “Company Optional Redemption”); provided, that the aggregate Conversion Amount under Senior Notes being redeemed must be at least $500,000, or such lesser amount that is then outstanding under the Senior Notes. The conversion price for such Company Optional Redemption would be a price equal to 100% of the Conversion Amount of the Senior Notes being redeemed.

The Senior Notes were originally issued with detachable warrants to purchase 219,785 shares of the Company’s common stock, exercisable for five years with an exercise price of $12.50 per share (the “April and May Warrants”). In August 2016, the Company adjusted the exercise price of such April and May Warrants to $4.00 per share. The Company evaluated the accounting of the April and May Warrants and determined that such warrants should not be accounted for as derivative liabilities.

Between May 2015 and September 2016, the Company and certain investors holding the requisite number of conversion shares and warrant shares underlying the Senior Notes and April and May Warrants executed several amendments to the Securities Purchase Agreements dated April 22, 2015 and May 7, 2015, respectively, related to the extension or modification of the debt covenants.

Effective as of December 30, 2015, the Company executed a Fourth Amendment to Securities Purchase Agreement dated April 22, 2015, and a Third Amendment to Securities Purchase Agreement dated May 7, 2015 (collectively, the “December Amendments”), each with certain investors holding the requisite number of conversion shares and warrant shares underlying the Senior Notes and April and May Warrants pursuant to the referenced Securities Purchase Agreements. The December Amendments (i) extended the deadline to March 31, 2016 for the Company’s consummation of a firm commitment underwritten public offering registered under the Securities Act and related listing of its Common Stock on a national securities exchange, (ii) provided for the issuance of additional five-year warrants (the “Additional Warrants”), exercisable for ten shares of Common Stock per $1,000 of outstanding principal of the Senior Notes held by each buyer pursuant to the April 2015 and May 2015 Securities Purchase Agreements, each with an exercise price of $12.50 per share, subject to adjustment as set forth within the Additional Warrants, issuable in tranches triggered by certain Company actions as set forth in the December Amendments and (iii) authorized the Company, prior to January 31, 2016, to issue to one or more investors up to an aggregate of $1,000,000 principal amount of senior secured notes, on the terms and subject to the restrictions set forth in the December Amendments. An initial tranche of Additional Warrants to purchase up to 50,000 shares of the Company’s common stock were issued in conjunction with the execution of the December Amendments (the “December Warrants”).

The December Amendments also amended the terms of the Senior Notes to allow for 100% of the balance outstanding under the Senior Notes to be converted into shares of the Company’s common stock. The modification for the additional conversion feature was accounted for as a debt extinguishment. The Company accelerated the original debt discount to “other expense—debt extinguishment” and recorded additional debt discounts consisting of $609,000 for the fair value of the beneficial conversion feature and $182,000 for the fair value of the December Warrants issued. On February 2, 2016, due to the Company’s failure to conclude its public offering, the Company issued Additional Warrants to purchase an aggregate of up to 50,000 shares of the Company’s common stock on the same terms as the December Warrants (the “February Warrants”).

On March 31, 2016, the Company executed amendments to the Senior Notes and related Securities Purchase Agreements (collectively, the “March Amendments”), each with certain investors holding the requisite number of conversion shares and warrant shares underlying the Senior Notes and April and May Warrants pursuant to the referenced Securities Purchase Agreements. The March Amendments (i) removed the requirement that the Company consummate a “Qualified Public Offering”; (ii) extended the deadline for the Company to commence trading on a Qualified Eligible Market (as defined in the March Amendments) to no later than April 14, 2016; provided that if the Company consummated a private offering of its securities resulting in gross proceeds to the Company of at least $3,000,000 after March 31, 2016 and prior to or on April 14, 2016 (a “Qualified Private Offering”), such deadline would be automatically extended to October 15, 2016; (iii) provided for the issuance of warrants to purchase up to 500,000 shares of the Company’s common stock, each with an exercise price of $5.00 per share, subject to adjustment as set forth within the warrants (the “March Warrants”); and (iv) added an additional covenant on behalf of the Company that, on or prior to April 14, 2016, it would cause its net monthly cash flow directly associated with the CLA, taken together with its monthly capital expenditure spending associated with the CLA, and excluding expenditures associated with the FSAT requirements defined in the CLA, to be neutral or positive, to be accomplished by re-negotiation or termination of such CLA. On April 11, 2016, we consummated a $3 million private offering and thereby satisfied condition (ii) above. On March 31, 2016 we issued the March Warrants, as described in Note 12, and we remained in compliance with the net monthly cash flow covenant listed in (iv) above during all relevant times. On June 29, 2016, we signed the CMLA, which will replace the CLA upon the successful completion of the technical tests associated with the KG2. Additionally, upon execution of the September Amendments (as defined below), the monthly cash flow covenant listed in (iv) above was removed. In connection with the issuance of the March Warrants, the exercise price of the December Warrants and February Warrants was reduced to $5.00 per share.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

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

On August 24, 2016, the April and May Warrants, December Warrants, February Warrants, and March Warrants were all amended to (i) reduce the exercise price of such warrants to $4.00 per share and (ii) remove the net cash settlement option which had given rise to derivative accounting. The warrants accounted for as derivative liabilities were marked to market at the $5.00 exercise price immediately prior to the amendment with any change in value recorded to income. The warrants with price adjustment from $12.50 per share to $4.00 per share were not previously accounted for as derivative liabilities. The foregoing warrants were then revalued with an amended exercise price of $4.00 and the difference in fair value resulting from an exercise price reduction of $12.50 per share to $4.00 per share, in the case of the April and May Warrants, and from $5.00 per share to $4.00 per share, in the case of the December Warrants, February Warrants and March Warrants, was recorded as an additional debt discount of $206,000, which will be amortized over the expected remaining life of the Senior Notes.

Effective as of September 1, 2016, the Company executed amendments to the Senior Notes and related Securities Purchase Agreements (collectively, the “September Amendments”), which are binding upon all of the Senior Notes. The September Amendments (i) extend the deadline for the Company to commence trading on a Qualified Eligible Market (as defined in the September Amendments) to no later than December 31, 2016; (ii) provide that the Company may, on or prior to September 1, 2016, issue to one or more investors up to an aggregate of $1,500,000 principal amount of one-year term unsecured notes, as described in Note 9 below, and related warrants, and approve the forms of agreements to be executed in connection with the issuance of such unsecured notes and warrants; (iii) remove the covenant on behalf of the Company related to net monthly cash flow directly associated with the CLA, as described above; (iv) extend the earliest date on which the holders of the Senior Notes may require the Company to redeem all or any portion of such Senior Notes until December 31, 2016; and (v) extend the deadline for the Company to consummate a Further Private Offering (as defined in the Senior Notes) to December 31, 2016. Effective as of October 21, 2016, the Company executed amendments to the Senior Notes to clarify and conform the terms of such Senior Notes to the terms of previous amendments to such Senior Notes and the related Securities Purchase Agreements.

Derivative Liabilities

We evaluate any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock to determine if they are indexed to an entity’s own stock. During the fiscal year ended December 31, 2015, we determined that the issuance of the Senior Notes contained an embedded note conversion feature that is required to be accounted for as a derivative. In December 2015, we modified the conversion feature which gave rise to additional derivative liabilities and issued to the debt holders the December Warrants that included a price reset provision and net cash settlement option. The inclusion of the price reset provision and contingent net cash settlement provision required us to treat the December Warrants as derivative liabilities and increase the debt discount for the initial value of the derivative liability. Also, in December 2015, we issued warrants to purchase an aggregate of up to 312,500 shares of the Company’s common stock to the investors in the December 2015 equity offering (the “December Offering Warrants”). The December Offering Warrants include limited price reset and net cash settlement provisions, until the earlier of June 30, 2016 or upon the registration of the December 2015 equity securities. This price protection clause expired on June 30, 2016. We recorded the fair value of the December Offering Warrants issued as a derivative liability with a corresponding decrease in additional paid-in capital. In the first quarter of 2016, we issued the February Warrants and March Warrants to the holders of the Senior Notes in exchange for the waiver of certain debt covenants. The February Warrants and March Warrants were in substantially identical form to the December Offering Warrants and December Warrants. We recorded the fair value of the February Warrants and March Warrants issued as a derivative liability with a corresponding increase in debt discount. In September 2016 we issued Junior notes with an embedded conversion feature that is required to be accounted for as a derivative. In August 2016 we amended the terms of all warrants accounted for as derivatives to eliminate the potential net settlement and price adjustment provisions which gave rise to derivative accounting treatment. We marked the warrants to market immediately prior to the amendment and reclassified the remaining fair value to paid in capital.

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

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

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

Derivative liabilities consisted of the following (unaudited):

	Warrants Liability	Embedded Note Conversion Feature	Total
Value as of December 31, 2015	$1,297,000	$1,213,000	$2,510,000
Adjustment to fair value	(1,223,000)	(1,901,000)	(3,124,000)
Additional Warrants issued for debt amendment	1,645,000	—	1,645,000
Modification of Conversion Feature—debt amendment	—	1,429,000	1,429,000
Warrant amendment—August 24, 2016	(1,719,000)	—	(1,719,000)
Issuance of Junior Notes – September 1, 2016	—	282,000	282,000
Ending balance—September 30, 2016	$—	$1,023,000	$1,023,000

On August 24, 2016, we amended the terms of all warrants that had been previously accounted for as derivative liabilities. The amendments reduced the exercise price of each warrant series to $4.00 per share and removed net cash settlement language, and any price reset provisions had since lapsed. After the execution of the amendments, we determined that the December Offering Warrants, December Warrants, February Warrants and March Warrants were no longer required to be accounted for as derivative liabilities. We marked each warrant to market immediately prior to the execution of the amendments and reduced the derivative liability associated with each warrant to zero with a corresponding increase to paid-in capital.

On September 1, 2016 we issued $1,250,000 of convertible unsecured notes (the “Junior Notes”), as described in Note 9. The Junior Notes include an embedded conversion feature that is required to be accounted for as a derivative valued at $282,000 on the date of issuance. As of September 30, 2016, the embedded conversion feature attributable to the Junior Notes was valued at $266,000 and the embedded conversion feature attributable to the Notes was valued at $757,000.

Note 9—Convertible Unsecured Notes

Convertible Unsecured Notes payable consisted of the following as of September 30, 2016 (unaudited):

	Notes	Debt Discount	Offering Costs	Net Total
September 1, 2016	$1,250,000	$(553,000)	$(20,000)	$677,000

Amortization of debt discount and deferred financing costs	—	46,000	2,000	48,000
Ending balance—September 30, 2016	1,250,000	(507,000)	(18,000)	725,000

Less: Current Portion	$(1,250,000)	$507,000	$18,000	$(725,000)
Long Term Portion	$—	$—	$—	$—

On September 1, 2016, we entered into a securities purchase agreement and related note agreements and warrant agreements whereby we issued the Junior Notes and detachable five-year warrants to purchase an aggregate of 124,999 shares of the Company’s common stock at an exercise price of $4.00 per share (the “September 2016 Financing”). The Company received total gross proceeds of $1,250,000, less transaction expenses of $20,000 consisting of legal costs for net proceeds of $1,230,000.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

The Junior Notes bear interest at a rate of 12% per annum and mature on September 1, 2017. The Junior Notes are subordinate to the Senior Notes described in Note 8. The Junior Notes are convertible at the option of the holder into common stock at an initial exercise price of $4.31 and will automatically convert into shares of common stock in the event of a conversion of at least 50% of the then outstanding (i) principal, (ii) accrued and unpaid interest with respect to such principal and (iii) accrued and unpaid late charges, if any, with respect to such principal and interest, under the Senior Notes. Upon the conversion of 50% or more of the Senior Notes at a price per share less than $4.31, the conversion price of the Junior Notes will be reduced to the effective conversion price of the Senior Notes. The Junior Notes also contain a blocker provision that prevents the Company from effecting a conversion in the event that the holder, together with certain affiliated parties, would beneficially own in excess of 9.99% of the shares of common stock outstanding immediately after giving effect to such conversion. At any time after the issuance date of the Junior Notes, the Company may, at its option, redeem all or any portion of the then outstanding principal and accrued and unpaid interest with respect to such principal (the “Company Optional Redemption Amount”), at 100% of such aggregate amount; provided, however, that the Company may not redeem all or any portion of the Company Optional Redemption Amount so long as any of the Senior Notes remain outstanding without the prior written consent of the collateral agent with respect to such Senior Notes and certain investors holding the requisite number of conversion shares and warrant shares underlying the Senior Notes and April and May Warrants.

The Company evaluated the accounting of the detachable warrants and determined that the warrants should not be accounted for as derivative liabilities. The Company valued the warrants using the Black-Scholes Option pricing model at $271,000. The Company evaluated the conversion feature and determined that it should be accounted for as a derivative liability due to the potential variability of the conversion feature which is linked to the conversion of the Convertible Senior Notes Payable. The conversion feature was valued using the Black-Scholes Option pricing model at $282,000 and will be marked to market each reporting period beginning with the quarter ending September 30, 2016. See also the discussion of derivative liabilities in Note 8 above.

The securities purchase agreement calls for the issuance of additional five-year warrants to purchase an aggregate of 62,500 shares at an exercise price of $4.00 per share on each of the 61st, 91st, 121st and 151st days after the closing of the September 2016 Financing (each, an “Additional Warrant Date”), but only in the event the Company has not consummated a further financing consisting of the issuance of common stock and warrants for aggregate gross proceeds of at least $3,000,000 prior to such respective Additional Warrant Date. As of November 1, 2016, the 61st day following the closing of the September 2016 Financing, the Company had not consummated a further financing and, as a result, issued warrants to purchase an aggregate of 62,500 shares of the Company’s common stock.

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

Inputs used in measuring fair value are prioritized into a three-level hierarchy based on whether the inputs to those measurements are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. The fair-value hierarchy requires the use of observable market data when available and consists of the following levels:

●	Level 1—Quoted prices for identical instruments in active markets;

●	Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets; and

●	Level 3—Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The following tables present information on the Company’s financial instruments (unaudited):

	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents, including restricted cash	$670,000	$670,000	$—	$—
Embedded note conversion features	$1,023,000	$—	$—	$1,023,000

The following table provides the activity of the Level 3 financial instruments from December 31, 2015 to September 30, 2016:

	Warrants Liability	Embedded Note Conversion Feature	Total
Value as of December 31, 2015	$1,297,000	$1,213,000	$2,510,000
Adjustment to fair value	(1,223,000)	(1,901,000)	(3,124,000)
Additional Warrants issued for debt amendment	1,645,000	—	1,645,000
Modification of Conversion Feature—debt amendment	—	1,429,000	1,429,000
Warrant amendment—August 24, 2016	(1,719,000)	—	(1,719,000)
Issuance of Junior Notes – September 1, 2016	—	282,000	282,000
Ending balance—September 30, 2016	$—	$1,023,000	$1,023,000

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Note 11—Capital Leases Payable

Capital Leases Payable

Capital leases payable consisted of the following:

	September 30, 2016 (unaudited)	December 31, 2015

Capital lease payable to De Lange Landon secured by forklift, 10.0% interest, due on October 1, 2018, monthly payment of $452.	$10,000	$13,000
Capital lease payable to Dell Computers secured by computer equipment, 15.09% interest, due on November 16, 2016, monthly payment of $592.	1,000	6,000
Capital lease payable to Dell Computers secured by computer equipment, 15.09% interest, due on December 15, 2016, monthly payment of $590.	2,000	6,000
Capital lease payable to Dell Computers secured by computer equipment, 15.09% interest, due on January 3, 2017, monthly payment of $390.	2,000	5,000
Capital lease payable to Dell Computers secured by computer equipment, 15.09% interest, due on January 3, 2017, monthly payment of $394.	6,000	10,000
Total capital leases	$21,000	$40,000
Less: current portion	(21,000)	(26,000)
Long-term portion of capital leases	$—	$14,000

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of September 30, 2016, are as follows:

	Year Ending December 31,	Amount
	2016	$7,000
	2017	10,000
	2018	6,000
Net minimum lease payments		$23,000
Less: Amount representing interest		(1,000)
Less: Taxes		(1,000)
Present value of net minimum lease payments		$21,000
Less: Current maturities of capital lease payables		(21,000)
Long-term capital lease payables		$—

Note 12—Equity, Stock Options and Warrants

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

On July 15, 2015, our board of directors approved the 2015 Omnibus Incentive Plan (the “2015 Plan”), which was approved by our stockholders on August 28, 2015. Upon adoption, the 2015 Plan authorized us to grant up to 300,000 shares of our common stock and replaced the 2013 Equity Incentive Plan. As a result of the approval of the 2015 Plan, no additional grants will be made under the 2013 Plan. On August 22, 2016, our board of directors approved an amendment to the 2015 Plan to increase the total authorized pool available under the 2015 Plan to 600,000 shares of our common stock, subject to automatic increase for any shares subject to outstanding awards under the 2013 Plan that are subsequently canceled or expire. Our stockholders approved the foregoing amendment on September 26, 2016. As of September 30, 2016 594,000 shares of our common stock were available for issuance under the 2015 Plan.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

The 2015 Plan permits the granting of any or all of the following types of awards: incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards, and performance awards payable in a combination of cash and company shares. There were no awards granted under the 2015 Plan as of September 30, 2016.

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

At September 30, 2016, total unrecognized deferred stock compensation expected to be recognized over the remaining weighted-average vesting periods of 0.6 years for outstanding grants was $1.0 million.

The fair value of option awards is estimated on the grant date using the Black-Scholes option valuation model.

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by us.

Stock-based compensation expense is recorded only for those awards expected to vest.  Currently, the forfeiture rate used to calculate stock-based compensation expense is zero which approximates the effective actual forfeiture rate. The rate is adjusted if actual forfeitures differ from the estimates in order to recognize compensation cost only for those awards that actually vest.  If factors change and different assumptions are employed in future periods, the share-based compensation expense may differ from that recognized in previous periods.

Stock-based award activity was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Balance, December 31, 2015	308,464	$13.61	6.07	$—
Forfeited during 2016	(40,914)	11.69	—	—
Granted during 2016	6,000	4.31	9.75	—
Balance, September 30, 2016	273,550	$13.70	5.27	$—
Exercisable on September 30, 2016	192,394	$15.00	5.19	$—

The options granted have a contract term ranging between three and ten years. Options granted typically vest over a four year period, with 25% vesting after one year and the remainder ratably over the remaining three years.

Of our options outstanding, 267,550 were outstanding and 192,394 exercisable under the 2013 Plan and 6,000 were outstanding with none exercisable under the 2015 Plan on September 30, 2016.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

The following table summarizes information about stock options outstanding and exercisable at September 30, 2016:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Exercise	of	Contractual	Exercise	of	Exercise
Prices	Shares	Life	Price	Shares	Price
		(In years)
$0–$10.00	99,840	7.04	$7.46	50,771	$7.68
$10.01–$15.00	31,100	7.16	$12.50	18,730	$12.50
$15.01–$20.00	122,766	3.50	$17.50	104,381	$17.50
$20.01–$25.00	19,844	4.30	$23.40	18,512	$23.58

	273,550	5.27	$13.70	192,394	$15.00

Stock based compensation expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$113,000	$148,000	$423,000	$443,000
General and administrative	187,000	224,000	604,000	670,000
	$300,000	$372,000	$1,027,000	$1,113,000

Warrants

From time to time, we issue warrants to purchase shares of our common stock to investors, note holders and to non-employees for services rendered or to be rendered in the future.

February 2016 Additional Warrants

On February 2, 2016, the Company issued Additional Warrants to purchase an aggregate of 50,000 shares of the Company’s common stock to existing noteholders under the terms of the December Amendments.

March 2016 Amendment to Senior Notes

On March 31, 2016, the Company executed the March Amendments with certain investors holding the requisite number of conversion shares and warrant shares underlying the Senior Notes and April and May Warrants pursuant to the related Securities Purchase Agreements. The March Amendments, described above in Note 8, provided for the issuance of the March Warrants, exercisable for ten shares of the Company’s common stock per $100 of outstanding principal of the Senior Notes held by each buyer pursuant to the April 2015 and May 2015 Securities Purchase Agreements, each with an exercise price of $5.00 per share, subject to adjustment as set forth within the warrants. March Warrants to purchase an aggregate of 500,000 shares of the Company’s common stock were issued to the holders of the Senior Notes on March 31, 2016. On August 24, 2016, the March Warrants were amended to reduce the exercise price to $4.00 per share, as described below.

August 2016 Warrant Amendments

On August 24, 2016 the Company executed amendments to the April and May Warrants, December Warrants, December Offering Warrants, February Warrants and March Warrants, as indicated in the table below. The amendments reduced the exercise price of the warrants to $4.00 per share and removed all remaining net cash settlement provisions in each warrant. For the warrants accounted for as derivative liabilities, the Company marked the warrants to market immediately prior to the change in the strike price to a value of $1,719,000. The removal of the warrant agreement provisions that required derivative accounting resulted in a reclassification of $1,719,000 from derivative liabilities to Paid-in Capital. The reduction in exercise price to $4.00 resulted in an additional discount to the Senior Notes of $206,000 which will be amortized to interest expense over the expected remaining life of the Senior Notes.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Warrants outstanding as of September 30, 2016 consist of:

	Issue Date	Expiry Date	Number of Warrants	Exercise Price per Share
2013 Services Warrants—July	Jul-13	Jul-18	9,494	$37.50
2013 Services Warrants—August	Aug-13	Aug-18	729	37.50
2013 Services Warrants—November	Nov-13	Nov-18	2,400	50.00
2014 Services Warrants—April(1)	Apr-14	Apr-19	13,657	39.00
2014 Services Warrants—September(2)	Aug-14	Aug-19	16,000	25.00
2014 PIPE Warrants—September(3)	Sept-14	Sept-18	26,500	25.00
2014 Services Warrants—November(4)	Nov-14	Nov-18	6,500	25.00
2014 Settlement Warrants—December(5)	Dec-14	Dec-19	38,464	25.00
2015 Notes Warrants(6) (14)	Apr/May-15	Apr/May-20	219,785	4.00
2015 Services Warrants—May(7)	May-15	May-20	5,514	12.50
2015 LOC Guarantee Warrants—November (8)	Nov-15	Nov-20	74,000	15.00
2015 Debt Amendment Warrants—December (9), (15)	Dec-15	Dec-20	50,000	4.00
2015 PIPE Warrants—December (10), (15)	Dec-15	Dec-20	312,500	4.00
2016 Debt Amendment Warrants—February (11), (15)	Feb-16	Feb-21	50,000	4.00
2016 Debt Amendment Warrants—March (12), (15)	Mar-16	Mar-21	500,000	4.00
2016 Junior Debt Warrants (13)	Sep-16	Aug-21	124,999	4.00
Balance outstanding at September 30, 2016			1,450,542	$6.50
Warrants exercisable at September 30, 2016			1,376,542	$6.04

(1)	The 2014 Services Warrants—April were issued for fees incurred in conjunction with the issuance of convertible notes in 2014. The warrants were valued on the issuance date at $11.50 per share in conjunction with the valuation approach used for the initial valuation of the warrants issued in connection with the convertible notes issued in 2014.

(2)	The 2014 Services Warrants—September were issued to a consultant in exchange for advisory services with no readily available fair value. The warrants were originally issued at $39.00 per share and had a one-time price reset provision to the exercise price of the warrants issued to investors in the convertible notes offering in April 2014 if the exercise price of such convertible notes warrants changed prior to September 30, 2014. On September 22, 2014, the exercise price was changed to $25.00 per share. There are no further exercise price changes for this warrant series. The warrants were valued using the Black-Scholes option pricing model at $131,000 on the issuance date with an additional $6,000 recorded to expense on September 22, 2014 to reflect the change in fair value resulting from the exercise price change.

(3)	On September 22, 2014, the Company issued 26,500 warrants with an exercise price of $25.00 per share in conjunction with placement agent services for the Company’s September 2014 private equity placement. The warrants were valued using the Black-Scholes option pricing model at $296,000 on the issuance date.

(4)	On November 26, 2014, the Company issued 6,500 warrants with an exercise price of $25.00 per share for compensation for investor relations services provided. The warrants were valued using the Black-Scholes option pricing model at $43,000 on the issuance date.

(5)	On December 1, 2014, the Company issued 19,232 warrants with an exercise price of $39.00 per share and on December 15, 2014 issued 19,232 warrants with an exercise price of $25.00 per share to settle potential legal disputes resulting from claims made by the investors in the November 2013 private equity placement. The warrants issued on December 1, 2014 were issued concurrent with the issuance of 8,462 shares of the Company’s common stock in partial settlement of the potential legal disputes arising from claims by two investors. The Company settled all remaining potential legal disputes with all of the remaining investors in the November 2013 private placement on December 15, 2014 by issuing the second tranche of warrants and setting the exercise price of each warrant series issued at $25.00 with no further reset provisions. The combined issuance of the warrants and expense resulting from any price changes were valued using the Black-Scholes option pricing model at $246,000 and expensed to general and administrative expense.

(6)	On April 23, 2015, the Company issued warrants exercisable for up to 136,267 shares of our common stock and on May 7, 2015 the Company issued warrants exercisable for 83,518 shares of our common stock, each with an exercise price of $12.50 per share in conjunction with the Notes described in Note 8. The warrants were valued using the Black-Scholes option pricing model at $2,139,000 on the issuance date. On August 24, 2016, the exercise price of the warrants was reduced to $4.00 per share.

 Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

(7)	On May 7, 2015, the Company issued warrants exercisable for 5,514 shares of our common stock with an exercise price of $12.50 per share in conjunction with placement agent services for the Company’s May 2015 private equity placement. The warrants were valued using the Black-Scholes option pricing model at $56,000 on the issuance date. On August 24, 2016, the exercise price of the warrants was reduced to $4.00 per share.

(8)	On November 2, 2015, the Company issued warrants exercisable for up to 74,000 shares of our common stock with an exercise price of $15.00 per share in conjunction with the LOC guarantee described in Note 16. The warrants were valued using the Black-Scholes option pricing model at $246,000 on the issuance date. The warrants are exercisable beginning on November 1, 2016.

(9)	On December 30, 2015, the Company issued warrants exercisable for up to 50,000 shares of our common stock with an initial exercise price of $12.50 per share in conjunction with the December 30, 2015 Notes amendment described in Note 8. In the event that the Company issues additional common stock derivative securities at a price per share less than the exercise price, the Company is obligated to reduce the exercise price of the December Debt Amendment Warrants to a price per share equal to the newly issued shares or derivative common stock securities. On March 31, 2016, concurrent with the issuance of the additional debt amendment warrants, the exercise price was reduced to $5.00 per share. On August 24, 2016, the exercise price of the warrants was reduced to $4.00 per share.

(10)	On December 31, 2015, the Company issued warrants exercisable for up to 312,500 shares of our common stock with an initial exercise price of $5.00 per share in conjunction with the December private equity placement (the “December PIPE”). The warrants provide that if, prior to the earlier of June 30, 2016 or thirty days after the date on which the December PIPE shares and underlying warrants are registered for resale, the Company issued common share derivative securities at a price per share less than $5.00 per share, the Company was obligated to reduce the exercise price of the December PIPE warrants to a price per share equal to the newly issued shares or derivative common stock securities. This price protection clause expired on June 30, 2016. On August 24, 2016, the exercise price of the warrants was reduced to $4.00 per share.

(11)	On February 2, 2016, the Company issued warrants exercisable for up to 50,000 shares of our common stock with an initial exercise price of $12.50 per share in conjunction with the December 30, 2015 Notes amendment described in Note 8. The warrants were valued using the Black-Scholes option pricing model at $148,000 on the issuance date and were recorded as a derivative liability and additional debt discount. The warrants provided that, in the event that the Company issued additional common stock derivative securities at a price per share less than the exercise price, the Company was obligated to reduce the exercise price of the February Debt Amendment Warrants to a price per share equal to the newly issued shares or derivative common stock securities. On March 31, 2016, concurrent with the issuance of the additional debt amendment warrants, the exercise price was reduced to $5.00 per share. This price protection clause expired on June 30, 2016. On August 24, 2016, the exercise price of the warrants was reduced to $4.00 per share.

(12)	On March 31, 2016, the Company issued warrants exercisable for up to 500,000 shares of our common stock with an initial exercise price of $5.00 per share in conjunction with the December 30, 2015 Notes amendment described in Note 8. The warrants were valued using the Black-Scholes option pricing model at $1,497,000 on the issuance date and were recorded as a derivative liability and additional debt discount. The warrants provided that , in the event that the Company issued additional common stock derivative securities at a price per share less than the exercise price, the Company was obligated to reduce the exercise price of the March Debt Amendment Warrants to a price per share equal to the newly issued shares or derivative common stock securities. This price protection clause expired on June 30, 2016. On August 24, 2016, the exercise price of the warrants was reduced to $4.00 per share.

(13)	On September 1, 2016, the Company issued warrants exercisable for up to 124,999 shares of our common stock with an initial exercise price of $4.00 per share in conjunction with Unsecured Convertible Notes as described in Note 9 above. The warrants were valued using the Black-Scholes option pricing model at $271,000 on the issuance date and were recorded a debt discount.

(14)	Warrant exercise price was reduced from $12.50 to $4.00 per share on August 24, 2016.

(15)	Warrant exercise price was reduced from $5.00 to $4.00 per share on August 24, 2016 and the warrant agreement was amended to remove all provisions that had previously required derivative liability accounting treatment.

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

Future minimum rental payments under operating leases that have initial noncancelable lease terms in excess of one year as of September 30, 2016 are as follows:

Nine months ending September 30, 2016	$79,000

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Rent expense, net of sublease income, was $79,000 and $233,000 for three and nine months ended September 30, 2015, respectively, and $79,000 and $236,000 for the three and nine months ended September 30, 2016, respectively.

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

Standby Letter of Credit

Pursuant to the terms of the D-R Agreement, the Company is required to provide a backstop security of $2.1 million to secure performance of certain obligations under the D-R Agreement (the “BSS”). Effective November 2, 2015, the Company executed that certain Backstop Security Support Agreement (the “Support Agreement”), pursuant to which an investor agreed to provide the Company with financial and other assistance (including the provision of sufficient and adequate collateral) as necessary in order for the Company to obtain a $2.1 million letter of credit acceptable to Dresser-Rand as the BSS and with an expiration date of June 30, 2017 (“Letter of Credit”). If the investor is required to make any payments on the Letter of Credit, subject to the terms of the Intercreditor Agreement (as defined below), the Company must reimburse the investor the full amount of any such payment. Such payment obligation is secured by a pledge of certain collateral of the Company pursuant to a Security Agreement dated November 2, 2015 (“Security Agreement”), and the security interest in favor of and the payment obligations to the investor are subject to the terms of that certain Subordination and Intercreditor Agreement executed concurrently with the Support Agreement and Security Agreement (the “Intercreditor Agreement”) by and among the investor, the Company and the collateral agent pursuant to the Senior Notes.

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

Note 14—Subsequent Events

None .

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise indicated, the following discussion and analysis of our financial condition is as of September 30, 2016. Our results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Overview

Our proprietary and patented Power Oxidation technology creates greater industrial efficiencies by converting low-quality waste gases generated from industrial processes into usable on-site energy, therefore decreasing both operating costs and significantly reducing environmentally harmful gaseous emissions. We design, develop, license, manufacture and market our Power Oxidizers, which, when bundled with an electricity generating turbine in the 250 kilowatt, or kW, and 2 megawatt, or MW, sizes, are called Powerstations. We currently partner and are pursuing partnerships with large established manufacturers to integrate our Power Oxidizer with their gas turbines, with the goal to open substantial new opportunities for our partners to market these modified gas turbines to industries for which traditional power generation technologies were not technically feasible previously. We currently manufacture our Powerstations in the 250 kW size and manufacture just the Power Oxidizer for the 2MWsize. Beginning later in 2016, contingent upon the successful completion of certain field testing, our 2MW partner, Dresser-Rand a.s., a subsidiary of Dresser-Rand Group Inc., a Siemens company, or Dresser-Rand, will manufacture the 2MW Power Oxidizers under a manufacturing license and will pay us a non-refundable license fee for each unit manufactured.

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

Our Products and Value Proposition

We have developed a 250 kW Power Oxidizer that we integrate with a 250 kW gas turbine to produce 250 kW “Powerstations,” respectively. We have two Powerstations currently in operation at a landfill site in the Netherlands and at the Irvine campus of the University of California, Irvine, or UCI, and one additional Powerstation currently in the production phase expected to be installed at a landfill in southern California. We have built a Power Oxidizer of a significantly larger size, capable of generating sufficient heat and airflow to power a KG2 turbine produced by Dresser-Rand. Together, the Power Oxidizer and KG2 turbine comprise a 2MW Powerstation. The initial unit was constructed in the first quarter of 2016, and is currently being used in field tests that are expected to be completed in 2016, at a third party location in Southern California. We have sold two 2MW Power Oxidizers to Dresser-Rand, each of which were delivered to the customer site in October 2016 and are scheduled to be combined with KG2 turbines and installed at Pacific Ethanol’s facility in Northern California in 2016. We believe this scaled-up version of our Power Oxidizer, combined with the KG2 turbine, will result in a Powerstation product that is better aligned with the scale of emissions (and energy requirements) observed at the industrial facilities that we believe stand to benefit most from this technology. As with the 250kW Powerstation, the larger Powerstations are designed to provide an alternative to typical combustion-based power generation and enable industries to utilize their own waste gases to generate power.

We also expect to integrate our Power Oxidizer technology into additional sized gas turbines as well as other applications that can use the heat generated by our Power Oxidizers to power other industrial applications. We believe other industrial grade waste gas-to-heat opportunities, powered by an ultra-low pollution Power Oxidizer, include: (i) the generation of steam from coupling a Power Oxidizer with a traditional steam boiler, (ii) use in industrial grade dryers for kilns or industrial drying customer requirements, and (iii) use in industrial chiller units for customers requiring cold air or water in their processes.

We believe our Power Oxidizers provide a significantly lower fuel cost per kilowatt hour since they can operate using both premium, refined natural gas as well as a wide variety of lower quality, low hydrocarbon gases, traditionally considered to be “waste” gases, as well as certain volatile organic compounds, or VOCs, such as paint solvents. These gases and compounds are typically seen as a waste by-product of industrial processes and which often represent a source of pollution which in turn often requires expensive waste abatement equipment and significant recurring operating costs. Our Power Oxidizers can utilize many of these waste gases and VOC compounds as fuels for our Powerstations, which we intend to serve as a fuel cost reduction for our industrial customers.

We also believe our Power Oxidizers provide a superior air pollution waste abatement solution for industrial customers. A typical industrial customer historically requires electricity, steam and generates industrial gases as a by-product of their facility operations. Prior to our Powerstation solution, these customers would purchase energy or produce energy with a traditional gas turbine. Traditional gas turbines use a combustion chamber to ignite the natural gas and result in air pollution such as carbon dioxide, carbon monoxide, and nitrogen oxides. The gas turbine and by-product gases generally require pollution control equipment and recurring costs in order to comply with existing pollution standards, which vary by geography with different regulations. Since both the natural gas fuel and the industrial by-product gases oxidize in our Power Oxidizers over a much longer time than combustion heat sources, the Power Oxidizer eliminates both the gas fuels and by-products to levels below significantly all of the existing and proposed air quality emission standards in most areas of the world.

Reverse Stock Split

Our senior secured promissory notes, issued on April 23, 2015 and May 7, 2015, respectively, or the Senior Notes (see discussion below under “Financing Activities”), had three covenants, one of which was the requirement to enter into a reverse stock split in order to increase our share price above $5.00 per share in anticipation of an underwritten public offering. Our board of directors approved a reverse stock split of our authorized, issued and outstanding shares of common stock, as well as our authorized shares of preferred stock, par value $0.0001 per share, of which no shares are issued and outstanding, at a ratio of 1-for-50, or our Reverse Stock Split. On July 8, 2015, the Reverse Stock Split became effective and the total number of shares of common stock held by each stockholder of the Company converted automatically into the number of shares of common stock equal to: (i) the number of issued and outstanding shares of common stock held by each such stockholder immediately prior to the Reverse Stock Split divided by (ii) 50. We issued one whole share of the post-Reverse Stock Split common stock to any stockholder who otherwise would have received a fractional share as a result of the Reverse Stock Split, determined at the beneficial owner level by share certificate. As a result, no fractional shares were issued in connection with the Reverse Stock Split and no cash or other consideration was paid in connection with any fractional shares that would otherwise have resulted from the Reverse Stock Split.

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

Dresser-Rand 2 MW Integration

During the nine months ended September 30, 2016, we allocated a significant portion of our resources, including nearly all of our engineering staff and additional consultants, to the completion of our initial 2MW Power Oxidizer, which we subsequently integrated with the Dresser-Rand KG2-3GEF turbine to create a 2MW Powerstation that is currently undergoing final field testing.

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

The CLA calls for a series of technical milestones. The first technical milestone involved the completion of a “Sub-Scale Acceptance Test,” or SSAT, which we successfully completed in July 2015. The second technical milestone will be the “Full-Scale Acceptance Test,” or FSAT, that includes a multitude of tests using a full, working Combined System. During the second half of 2015 and continuing into the first quarter of 2016, we constructed the Combined System, which was substantially complete as of September 30, 2016. We commissioned the Combined System in the second quarter of 2016 and began the FSAT procedures. Both the SSAT and FSAT are required prior to the delivery of the first commercial 1.75 MW Combined System units.

The CLA also requires the satisfaction of certain binding conditions, all fully satisfied in 2015, in order for Dresser-Rand to be obligated to perform its covenants under the CLA, which covenants include the payment of license fees into escrow, the acceptance of binding purchase orders from its customers for KG2/PO units, the issuance of binding purchase orders to us for Power Oxidizer units and the performance of additional engineering services required for the FSAT. In March 2015, the CLA was amended to revise the second binding condition. The revised binding condition eliminates the need for a bond but requires the $400,000 quarterly cash payments due from Dresser-Rand to be paid into a cash escrow account. Funds may be released from the cash escrow as follows: (i) to Dresser-Rand for up to $500,000 to reimburse Dresser-Rand for certain engineering costs; (ii) to Dresser-Rand in the event of termination of the CLA as a result of a failed acceptance test; or (iii) to us upon the satisfaction of the FSAT. In September 2016, we and Dresser-Rand mutually agreed to waive the FSAT requirement for escrow cash release and, subsequently, Dresser-Rand released to us the $1.1 million in net license fees from the escrow account and, in October 2016, the escrow account was closed. In October 2016, we shipped the first two KG2/PO Power Oxidizer units to the Pacific Ethanol location in Stockton, California for further implementation with the Dresser-Rand KG2 turbines.

Dresser-Rand Commercial and Manufacturing Agreement

On June 29, 2016, we entered into a Commercial and Manufacturing License Agreement, or the CMLA, with Dresser-Rand, through ECP, intended to supersede and replace the CLA. Upon successful completion of the FSAT, and prior to December 31, 2016, the CLA will terminate and the CMLA will provide the terms of the commercial relationship between us and Dresser-Rand. Once the FSAT is completed, the effective date of the CMLA will be deemed November 14, 2014. In the event we are unable to successfully complete the FSAT, the CLA will continue to govern our commercial relationship with Dresser-Rand. As of September 30, 2016 a number of the FSAT test conditions have not been met and we anticipate further testing will take place in 2016.

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

If we and Dresser-Rand so elect, we will manufacture a certain number of Power Oxidizers as part of a certain number of Combined System projects during a transition period, or the Transition Phase, beginning after execution of the CMLA and prior to the period in which Dresser-Rand manufactures its first three Power Oxidizers as part of at least two individual Combined System projects, or the Initial Manufacturing Phase, as mutually agreed by the parties. So long as the License remains exclusive during the Transition Phase, if any, and the Initial Manufacturing Phase, we will provide a mutually agreed upon number of hours of engineering support services. After the conclusion of the Initial Manufacturing Phase, we will, for so long as the License remains exclusive, continue providing up to an agreed upon number of hours of such support services on an annual basis at no additional cost to Dresser-Rand, subject to certain conditions. Any additional engineering support services agreed upon by us and Dresser-Rand will be compensated at an hourly rate, to be upwardly adjusted annually. During the Transition Phase, we must also develop the spare parts list pertaining to the scope of supply to allow Dresser-Rand to offer service agreements for the Combined System.

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

Dresser-Rand must also: (i) develop the controls strategy for the Dresser-Rand gas turbine control system and integrate it with the Power Oxidizer control system; (ii) with support from us, manufacture and commercialize the Combined System following the Transition Phase; (iii) with support from us, develop and prioritize sales opportunities for the Combined System; (iv) assume the sales lead role with respect to each customer; and (v) take commercial lead in developing sales to customers. In addition, Dresser-Rand will be primarily responsible for overall warranty and other commercial conditions to Combined System customers, as well as sole project and service provider and interface with customers. Dresser-Rand will also be responsible for warranty, service and after-sales technical assistance for all portions of Combined Systems that comprise Dresser-Rand products. We, however, will be responsible for warranty and service for all products manufactured or otherwise provided by us prior to or during the Transition Phase.

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

Commercial Sales Efforts

We are entering the combined heat and power, or CHP, market that is highly competitive and historically conservative in its acceptance of new technologies. To date, we have sold and delivered one 250kW commercial PowerStation unit to the Netherlands and have sold one additional 250kW PowerStation unit to a landfill site in Southern California scheduled for delivery in 2017. We have also sold two initial 2MW Power Oxidizers to Dresser-Rand for installation at their end user customer, Pacific Ethanol, expected for delivery in the second half of 2016. These three systems, combined with the Dresser-Rand license fees of $1.6 million, represent our $4.6 million order backlog as of August 11, 2016. To date, we have billed $4.2 million and collected $4.1 million of our existing backlog.

In May 2016, we received a conditional purchase order for four 250kW Powerstations expected to be installed on a landfill site in Southern California and scheduled for delivery in late 2017. This order is valued at approximately $4.0 million and is subject to additional pre-sales engineering and permitting requirements.

Dresser-Rand Initial Commercial Activity

In January 2015, Pacific Ethanol announced the first sale of the new KG2-3GEF/PO unit, which placed a two unit order with Dresser-Rand. Pursuant to the terms of the CLA, we began working on the initial phase of these two systems immediately after the announcement of the order received by Dresser-Rand from Pacific Ethanol. After receipt of formal acceptance of the successful completion of the SSAT, in August 2015, we received a binding purchase order from Dresser-Rand for two 1.75MW Power Oxidizer units for a total purchase price of $2.1 million. We received the entire $2.1 million purchase price in the fourth quarter of 2015 after we satisfied the Dresser-Rand performance security requirement in November 2015. In September 2016, we secured the release of the license fees payable from Dresser-Rand, which had previously been placed in an escrow account and which were contingent upon satisfaction of the FSAT. We received $1.1 million in cash, representing the $1.6 million license fee net of $500,000 paid to Dresser-Rand for engineering services. We have not recognized the license fees as revenues as of September 30, 2016, since the required testing has not been completed.

Other Commercial Efforts

In May 2015, we received an award for our second commercial EC250 Powerstation as part of a California Energy Commission award of $1.5 million to the University of California, Irvine’s Advanced Power & Energy Program. We received a formal purchase order of approximately $900,000 in the third quarter of 2015 and through September 30, 2016 we have billed and collected $815,000. We anticipate that delivery and commission of this Powerstation will occur in 2017.

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

We also charge customers for commissioning services, post-sale support, and post-warranty service and maintenance on our Power Oxidizer units. We provide a standard warranty, which typically ends between nine months and one year after commissioning.

Operating expense reduction

Beginning in the first quarter of 2016, we evaluated our cash spending, including the costs incurred with our withdrawn underwritten public offering. Beginning in the second quarter of 2016 and continuing into the third quarter of 2016, we identified and implemented cost reductions, primarily the reduction of employee and consulting headcount and professional services, and we expect to implement additional cost reductions later in 2016, including a further reduction of service provider cash spending and a reduction in our fixed overhead costs. Excluding our debt service and excluding non-recurring costs related to the underwritten offering and testing of the FSAT, our quarterly cash spending for the three months ended September 30, 2016 was approximately $1,100,000, a reduction of approximately $400,000 from the first fiscal quarter of 2016.

Financing Activities

Underwritten offering withdrawal

On April 5, 2016, we formally requested that the Securities and Exchange Commission withdraw our registration statement, originally filed in July 2015. The underwritten public offering and a simultaneous listing on a national exchange was originally a requirement under our Senior Notes. After negotiating the March Amendments (defined below), our board of directors determined, with the consultation of our professional advisors, that market conditions in early 2016 were not conducive to a marketed underwritten public offering. We continue to consider a future underwritten public offering as a financing alternative if market conditions improve and to the extent we experience additional commercial success.

March 2016 Debt Amendments

On March 31, 2016, we executed amendments to the Senior Notes and related Securities Purchase Agreements, or, collectively, the March Amendments, each with certain investors holding the requisite number of conversion shares and warrant shares underlying the Senior Notes and warrants issued in April 2015 and May 2015 pursuant to the referenced Securities Purchase Agreements, or the April and May Warrants. The March Amendments (i) removed the requirement that we consummate a “Qualified Public Offering”; (ii) extended the deadline for us to commence trading on a Qualified Eligible Market (as defined in the March Amendments) to no later than April 14, 2016; provided that if we consummated a private offering of its securities resulting in gross proceeds to us of at least $3,000,000 after June 30, 2016 and prior to or on April 14, 2016, or a Qualified Private Offering, such deadline would be automatically extended to October 15, 2016; (iii) provided for the issuance of warrants to purchase up to 500,000 shares of our common stock, each with an exercise price of $5.00 per share, subject to adjustment as set forth within the warrants, or the March Warrants; and (iv) added an additional covenant on behalf of us that, on or prior to April 14, 2016, we would cause our net monthly cash flow directly associated with the CLA, taken together with our monthly capital expenditure spending associated with the CLA, and excluding expenditures associated with the FSAT requirements defined in the CLA, to be neutral or positive, to be accomplished by re-negotiation or termination of such CLA. On April 11, 2016, we consummated a $3 million private offering and thereby satisfied condition (ii) above. On March 31, 2016, we issued warrants to purchase 500,000 shares of our common stock, as described in Note 11 to our unaudited condensed consolidated financial statements included elsewhere in this report, or the March Warrants, and remained in compliance with the net monthly cash flow covenant listed in (iv) above during all relevant times. On June 29, 2016, we signed the CMLA, which will replace the CLA upon the successful completion of the technical tests associated with the KG2. Additionally, upon execution of the September Amendments (as defined below), the monthly cash flow covenant listed in (iv) above was removed.

The March Amendments amended the terms of the Senior Notes to extend the conversion feature until the term of the Senior Notes and to provide for the issuance of additional warrants. Additionally, in February 2016, pursuant to the terms of the December 2015 amendments to the Senior Notes, we issued warrants to purchase up to 50,000 shares of our common stock at an exercise price of $12.50 per share, or the February Warrants, and subsequently adjusted the exercise price to $5.00 per share with the issuance of the March Warrants. We accounted for the February Warrants and the March Warrants as derivative liabilities and recorded an additional $148,000 of debt discount upon the issuance of the February Warrants and $1,497,000 of debt discount upon the issuance of the March Warrants.  The December 31, 2015 debt discount and the additional discount recorded in February 2016 and March 2016 is amortized over the expected remaining life of the debt.

Stock Purchase Agreement

On April 11, 2016, we entered into a stock purchase agreement, pursuant to which we issued to an accredited investor an aggregate of 696,056 shares of our common stock in exchange for gross proceeds of approximately $3.0 million, or the April 2016 Private Placement. The closing of the April 2016 Private Placement satisfied the Qualified Private Offering requirement described in the March Amendments described in Note 11 to our unaudited condensed consolidated financial statements included elsewhere in this report under “March 2016 Amendment to Senior Notes”.

August Warrant Amendments

On August 24, 2016 the Company executed amendments to the April and May Warrants, additional warrants issued in December 2015 in connection with the execution of the December 2015 amendments to the Senior Notes and related Securities Purchase Agreements, the warrants issued in December 2015 in connection with our December 2015 equity offering, the additional warrants issued in February 2016 and the March Warrants. The amendments reduced the exercise price of such warrants to $4.00 per share and removed all remaining net cash settlement provisions, as applicable, in each warrant. For the warrants accounted for as derivative liabilities, the Company marked the warrants to market immediately prior to the change in the strike price to a value of $1,719,000. The removal of the warrant agreement provisions that required derivative accounting resulted in a reclassification of $1,719,000 from derivative liabilities to Paid-in Capital. The reduction in exercise price to $4.00 resulted in an additional discount to the Senior Notes of $206,000 which will be amortized to interest expense over the expected remaining life of the Senior Notes.

September and October 2016 Debt Amendments

Effective as of September 1, 2016, we executed amendments to the Senior Notes and related Securities Purchase Agreements, or the September Amendments, which are binding upon all of the Senior Notes. The September Amendments (i) extend the deadline for us to commence trading on a Qualified Eligible Market (as defined in the September Amendments) to no later than December 31, 2016; (ii) provide that we may, on or prior to September 1, 2016, issue to one or more investors up to an aggregate of $1,500,000 principal amount of one-year term unsecured notes, as described in Note 9 to our condensed consolidated financial statements included elsewhere in this report, and related warrants, and approve the forms of agreements to be executed in connection with the issuance of such unsecured notes and warrants; (iii) remove the covenant on behalf of us related to net monthly cash flow directly associated with the CLA; (iv) extend the earliest date on which the holders of the Senior Notes may require us to redeem all or any portion of such Senior Notes until December 31, 2016; and (v) extend the deadline for us to consummate a Further Private Offering (as defined in the Senior Notes) to December 31, 2016. Effective as of October 21, 2016, the Company executed amendments to the Senior Notes to clarify and conform the terms of such Senior Notes to the terms of previous amendments to such Senior Notes and the related Securities Purchase Agreements.

September Junior Notes

On September 1, 2016, we entered into a securities purchase agreement and related note agreements and warrant agreements whereby we issued $1,250,000 in convertible unsecured promissory notes, or the Junior Notes, and detachable five-year warrants to purchase an aggregate of 124,999 shares of the Company’s common stock at an exercise price of $4.00 per share, or the September 2016 Financing. The Company received total gross proceeds of $1,250,000, less transaction expenses of $20,000 consisting of legal costs for net proceeds of $1,230,000.

The Junior Notes bear interest at a rate of 12% per annum and mature on September 1, 2017. The Junior Notes are subordinate to the Senior Notes described in Note 8 to our condensed consolidated financial statements included elsewhere in this report. The Junior Notes are convertible at the option of the holder into common stock at an initial exercise price of $4.31and will automatically convert into shares of common stock in the event of a conversion of at least 50% of the then outstanding (i) principal, (ii) accrued and unpaid interest with respect to such principal and (iii) accrued and unpaid late charges, if any, with respect to such principal and interest, under the Senior Notes. Upon the conversion of 50% or more of the Senior Notes at a price per share less than $4.31, the conversion price of the Junior Notes will be reduced to the effective conversion price of the Senior Notes. The Junior Notes also contain a blocker provision that prevents the Company from effecting a conversion in the event that the holder, together with certain affiliated parties, would beneficially own in excess of 9.99% of the shares of common stock outstanding immediately after giving effect to such conversion. At any time after the issuance date of the Junior Notes, the Company may, at its option, redeem all or any portion of the then outstanding principal and accrued and unpaid interest with respect to such principal, or the Company Optional Redemption Amount, at 100% of such aggregate amount; provided, however, that the Company may not redeem all or any portion of the Company Optional Redemption Amount so long as any of the Senior Notes remain outstanding without the prior written consent of the collateral agent with respect to such Senior Notes and certain investors holding the requisite number of conversion shares and warrant shares underlying the Senior Notes and April and May Warrants.

The securities purchase agreement for the Junior Notes calls for the issuance of additional five-year warrants to purchase an aggregate of 62,500 shares at an exercise price of $4.00 per share on each of the 61st, 91st, 121st and 151st days after the closing of the September 2016 Financing, or, in each case, an Additional Warrant Date, but only in the event we have not consummated a further financing consisting of the issuance of common stock and warrants for aggregate gross proceeds of at least $3,000,000 prior to such respective Additional Warrant Date. As of November 1, 2016, we had not consummated a further financing and, as a result, issued warrants to purchase an aggregate of 62,500 shares of our common stock.

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

We have sustained recurring net losses and negative cash flows since inception and have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. Despite capital raises of $2.5 million in December 2015, $3.0 million in April 2016, and $1.25 million in September 2016 we expect to require additional sources of capital to support our growth initiatives. We must secure additional funding to continue as a going concern and execute our business plan.

Management’s plan is to obtain capital sufficient to meet our operating expenses by seeking additional equity and/or debt financing. The cash and cash equivalents balance (excluding restricted cash) on September 30, 2016 and December 31, 2015 was approximately $0.6 million and $2.6 million, respectively. In April 2016, management began taking steps to reduce our operational cash burn through a combination of staff reductions and reductions of outside service providers. We expect to implement additional cost savings through reduced overhead costs later in 2016 as well as reduced non-recurring costs and capital expenditures related to our efforts to develop the 2MW KG2. We expect that the $0.6 million of cash and cash equivalents as of September 30, 2016, the $3.0 million of equity raised in April 2016, $1.25 million in September 2016 and receipts on customer billings, will continue to fund our working capital needs, general corporate purposes, and related obligations into the fourth quarter of 2016 at our reduced spending levels. However, we expect to require significantly more cash for working capital and as financial security to support our growth initiatives.

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

Foreign Currency Adjustments

Our functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Income statement accounts are translated at average rates for the year. At September 30, 2016 and December 31, 2015, we did not hold any foreign currency asset or liability amounts. Gains and losses resulting from foreign currency transactions are reported as other income in the period they occurred.

Concentrations of Credit Risk

Cash and Cash Equivalents

We maintain our non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation, or FDIC, provides insurance coverage of up to $250,000. For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to these deposits. At September 30, 2016, we had $200,000 in deficit of the FDIC limit.

We consider all highly liquid investments available for current use with an initial maturity of three months or less and are not restricted to be cash equivalents. We invest our cash in short-term money market accounts.

Restricted Cash

Collateral Account

Under a credit card processing agreement with a financial institution that was entered in 2013, we are required to maintain funds on deposit with the financial institution as collateral. The amount of the deposit, which is at the discretion of the financial institution, was $50,000 on September 30, 2016 and December 31, 2015.

Dresser-Rand Escrow Account

Under the CLA, prepaid license fee payments of $400,000 per quarter were paid by Dresser-Rand into an escrow account with a financial institution beginning in August 2015. Dresser-Rand withdrew up to $125,000 per quarter from this escrow account for qualified engineering expenses incurred by Dresser-Rand under the terms and conditions of the CLA. Through September 30, 2016, Dresser-Rand funded $1,600,000 and withdrew $500,000. On September 26, 2016 substantially all of the remaining $1,100,000 was released to the Company from the escrow account and, in October 2016, the escrow account was closed. The balance in the escrow account was $5,000 and $150,000 on September 30, 2016 and December 31, 2015, respectively. See also Note 7 to our condensed consolidated financial statements included elsewhere in this report.

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for international customers are supported by guarantees or letters of credit. For those customers to whom we extend credit, we perform periodic evaluations of them and maintain allowances for potential credit losses as deemed necessary. We generally do not require collateral to secure accounts receivable. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2016, one customer accounted for all of our accounts receivable.

Accounts Payable

As of September 30, 2016 and December 31, 2015, three and five vendors, respectively, collectively accounted for approximately 45% and 50% of our total accounts payable.

Inventory

Inventory, which consists of raw materials, is stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method. At each balance sheet date, we evaluate our ending inventory for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. At September 30, 2016 and December 31, 2015, we did not have a reserve for slow-moving or obsolete inventory.

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

Accrued Warranties

Accrued warranties represent the estimated costs that will be incurred during the warranty period of our products. We make an estimate of expected costs that will be incurred by us during the warranty period and charge that expense to the consolidated statement of operations at the date of sale. We also reevaluate the estimate at each balance sheet date and if the estimate is changed, the effect is reflected in the consolidated statement of operations. We had no warranty accrual at December 31, 2015 or September 30, 2016. We expect that most terms for future warranties of our Powerstations and Power Oxidizers will be one to two years depending on the warranties provided and the products sold. Accrued warranties for expected expenditures within one year are classified as current liabilities and as non-current liabilities for expected expenditures for time periods beyond one year.

Deferred Rent

We record deferred rent expense, included in accrued expenses, which represents the temporary differences between the reporting of rental expense on the financial statements and the actual amounts remitted to the landlord. The deferred rent portion of lease agreements are leasing inducements provided by the landlord. Also, tenant improvement allowances provided are recorded as a deferred rent liability and recognized ratably as a reduction to rent expense over the lease term. As of September 30, 2016, we had $4,000 of deferred rent, recorded in accrued liabilities.

Intangible Assets

Our intangible assets represent intellectual property acquired during the reverse merger. We amortize our intangible assets with finite lives over their estimated useful lives.

Impairment of Long-Lived Assets

We account for our long-lived assets in accordance with the accounting standards which require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical carrying value of an asset may no longer be appropriate. We consider the carrying value of assets may not be recoverable based upon its review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of September 30, 2016 and December 31, 2015, we do not believe there have been any impairments of our long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products will continue, which could result in impairment of long-lived assets in the future.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, convertible notes, derivative liabilities, and capital lease liabilities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2016 and December 31, 2015. The carrying amounts of short-term financial instruments are reasonable estimates of their fair values due to their short-term nature or proximity to market rates for similar items.

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

We issued detachable common stock warrants and secured debt with a conversion feature in April and May 2015 and again in September 2016. We amended our existing debt to add a conversion feature in December 2015. The Company issued additional common stock warrants with price reset provisions in December 2015, February 2016, and March 2016. These embedded derivatives and detachable warrants were evaluated under ASC topic 815-40. We determined that the warrants and embedded conversion feature for the April 2014 issuance, the conversion feature for the 2015 issuances, the conversion feature for the 2016 issuance, and the warrants issued with price reset provisions should be accounted for as derivative liabilities. In August, 2016 all warrants issued that were previously determined to be accounted for as derivative liabilities were amended and we determined that after giving rise to the amendments, that the warrants were no longer required to be accounted for as derivative liabilities. We determined that the detachable warrants associated with the 2015 issuance on the issuance date and the detachable warrants associated with the 2016 issuance on the issuance date should not be accounted for as derivative liabilities. Warrants and the debt conversion features determined to be derivative liabilities were bifurcated from the debt host and are classified as liabilities on the consolidated balance sheet. Warrants not determined to be derivative liabilities were recorded to debt discount and paid-in capital. The Company records the warrants and embedded derivative liabilities at fair value and adjusts the carrying value of the common stock warrants and embedded derivatives to their estimated fair value at each reporting date with the increases or decreases in the fair value of such warrants and derivatives at each reporting date, recorded as a gain or (loss) in the consolidated statements of operations. The 2015 detachable warrants determined not to be derivative liabilities were recorded to debt discount with a corresponding entry to paid-in capital. The warrants amended in 2016 where the accounting was changed to eliminate derivative liability treatment were marked to market immediately prior to the amendment and the fair value was reclassified on the amendment date from derivative liabilities to paid in capital.

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

Revenues under long-term construction contracts are generally recognized using the completed-contract method of accounting. Long-term construction-type contracts for which reasonably dependable estimates cannot be made or for which inherent hazards make estimates difficult are accounted for under the completed-contract method. Revenues under the completed-contract method are recognized upon substantial completion—that is acceptance by the customer, compliance with performance specifications demonstrated in a factory acceptance test or similar event. Accordingly, during the period of contract performance, billings and costs are accumulated on the balance sheet, but no profit or income is recorded before completion or substantial completion of the work. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimate of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. As of September 30, 2016 and December 31, 2015, we had a $600,000 provision for contract losses for both periods presented.

Research and Development Costs

Research and development costs are expensed as incurred.  Research and development costs were $1,170,000 and $928,000 for the three months ended September 30, 2016 and 2015, respectively, and were $2,871,000 and $2,636,000 for the nine months ended September 30, 2016 and 2015, respectively.

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

Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive.  Options and warrants to purchase approximately 1.6 million and 0.5 million common shares were outstanding at September 30, 2016 and 2015, respectively, but were excluded from the computation of diluted loss per share due to the anti-dilutive effect on net loss per share.

All share and per share amounts in the table below have been adjusted to reflect the 1-for-50 reverse split of our issued and outstanding common stock on July 8, 2015, retroactively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(1,596,000)	$(3,310,000)	$(7,628,000)	$(8,601,000)
Weighted average number of common shares outstanding:
Basic and diluted	3,785,216	2,464,100	3,591,233	2,385,500
Net loss attributable to common stockholders per share:
Basic and diluted	$(0.42)	$(1.34)	$(2.12)	$(3.61)

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

In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842). ASU 2016-2 affects any entity entering into a lease and changes the accounting for operating leases to require companies to record an operating lease liability and a corresponding right-of-use lease asset, with limited exceptions. ASU 2016-2 is effective for fiscal years beginning after December 15, 2018. Early adoption is allowed. We have not yet assessed the impact ASU 2016-2 will have upon adoption.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016, COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues	$—	$—	$—	$—
Cost of goods sold:	—	—	—	—
Gross profit	—	—	—	—

Operating expenses:
Selling, general, and administrative	941,000	1,165,000	3,255,000	3,475,000
Research and development	1,170,000	928,000	2,871,000	2,636,000
Total operating expenses	2,111,000	2,093,000	6,126,000	6,111,000
Operating loss	(2,111,000)	(2,093,000)	(6,126,000)	(6,111,000)

Other income (expenses):
Interest expense	(246,000)	(150,000)	(985,000)	(257,000)
Amortization of debt discount	(809,000)	(1,117,000)	(2,209,000)	(1,921,000)
Loss on exchange of warrants	—	—	—	(279,000)
Loss on modification of convertible debt	—	—	(1,429,000)	—
Gain (loss) on valuation of derivative liabilities	1,570,000	50,000	3,124,000	(33,000)
Total other income (expenses), net	515,000	(1,217,000)	(1,499,000)	(2,490,000)
Loss before provision for income taxes	(1,596,000)	(3,310,000)	(7,625,000)	(8,601,000)
Provision for income taxes	—	—	3,000	—
Net loss	$(1,596,000)	$(3,310,000)	$(7,628,000)	$(8,601,000)

Loss per share—basic and diluted	$(0.42)	$(1.34)	$(2.12)	$(3.61)
Weighted average common shares—basic and diluted	3,785,216	2,464,100	3,591,233	2,385,500

Revenue, Cost of Goods Sold and Gross Profit/(Loss)

We had no revenues for both the three and nine months ended September 30, 2016 or 2015, respectively, and, therefore, we had no cost of goods sold or gross profit or loss.

Selling, general and administrative expenses

Selling, general and administrative expenses costs include officer compensation, salaries and benefits, stock-based compensation expense, consulting fees, legal expenses, intellectual property costs, accounting and auditing fees, investor relations costs, insurance, public company reporting costs and listing fees, and corporate overhead related costs.  Total selling, general and administrative expenses for the three months ended September 30, 2016 decreased $228,000, or 19.5%, to $941,000 from $1,169,000 for the same period of the prior year. The decrease was primarily due to the cost savings measures we implemented beginning in April 2016, including a decrease in stock compensation of $36,000, a decrease in professional services of approximately $166,000 for lower legal and investor relations expenses, a decrease of $17,000 in overhead, and a decrease of $11,000 for travel expenses.

Total selling, general and administrative expenses for the nine months ended September 30, 2016 decreased $221,000, or 6.4%, to $3,254,000 from $3,475,000 for the same period of the prior year. The decrease was primarily due to the net effect of a decrease of headcount costs and stock compensation expenses of approximately $37,000, a reduction of approximately $62,000 in travel expenses, an expense decrease due to overhead allocated to research and development of $44,000, a reduction of professional services of $16,000 and a reduction of approximately $42,000 in non-recurring charges, including bad debt expense and bank charges.

Research and development

Research and development costs include development expenses for the Power Oxidizer and integration expenses related to our Power Oxidizer products with other partners such as Dresser-Rand and include salaries and benefits, consultant fees, cost of supplies and materials for samples and prototypes, depreciation, as well as outside services costs. Research and development expense for the three months ended September 30, 2016 increased $242,000, or 26.0%, to $1,170,000 from $928,000 for the same period of the prior year. The increase is due to the net effect of lower recurring expenses due to lower headcount, an expense reduction due to an allocation of headcount costs to Power Oxidizers carried in fixed assets and inventory, an increase in non-recurring charges due to the FSAT test unit in 2016 and a decrease in non-recurring charges due to the SSAT testing in 2015. See tabular presentation and greater detail below.

Research and development expense for the nine months ended September 30, 2016 increased $235,000, or 8.9%, to $2,871,000 from $2,636,000 for the same period of the prior year.  he increase is due to the net effect of lower recurring expenses due to lower headcount, an expense reduction due to an allocation of headcount costs to Power Oxidizers carried in fixed assets and inventory, an increase in non-recurring charges due to the FSAT test unit in 2016 and a decrease in non-recurring charges due to the SSAT testing in 2015. See tabular presentation and greater detail below.

The following tabular presentation sets forth certain changes to research and development expenses for the three and nine months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and Development Expenses	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Recurring gross headcount, overhead, supplies and depreciation	669,000	766,000	2,370,000	2,459,000
Less amount capitalized to FSAT and Inventory units	(186,000)	—	(186,000)	—
Net recurring research and development expenses	483,000	766,000	2,184,000	2,459,000
Non-recurring FSAT equipment related expenses	687,000	—	687,000	—
Non-recurring SSAT related expenses	—	162,000	—	177,000
Total Research and Development expenses	$1,170,000	$928,000	$2,871,000	$2,636,000

The decrease in the recurring gross expenses of $97,000 to $669,000 for the three months ended September 30, 2016 and the decrease of $89,000 to $2,370,000 for the nine months ended September 30, 2016 is due to lower employee headcount, lower consulting, and lower stock compensation charges compared to the comparable 2015 reporting periods.

The three and nine months ended September 30, 2016 included a reduction of $186,000 related to salaries, benefits, and consulting costs associated with the buildout and completion of the FSAT unit and partial construction of the two Power Oxidizers delivered in October 2016 to Pacific Ethanol. We capitalized $45,000 to fixed assets for the FSAT unit and $141,000 into inventory for the Power Oxidizer units delivered to Pacific Ethanol in October 2016.

The three and nine months ended September 30, 2016 included $687,000 of non-recurring expenses and charges related to the FSAT conducted in the 2016 quarter, including $350,000 of assets capitalized in 2015 as fixed assets but not placed into service until the end of the second quarter of 2016. We determined that the underlying assets recorded in 2015 and certain similar assets recorded in 2016 were not likely to be recovered and therefore considered to be impaired. The three and nine months ended September 30, 2015 included non-recurring costs related to the SSAT, which was completed in 2015.

Other Income (Expenses):

Other income (expenses) for the three and nine months ended September 30, 2016 consisted primarily of cash and non-cash interest on the Senior Notes, placed in April and May 2015 and the Junior Notes, placed in September 2016, the non-recurring charge for the modification of the Senior Notes, cash and non-cash charges on the backstop security arrangement, and the mark to market adjustment for our derivative liabilities related to the Senior and Junior Notes and the warrants issued in conjunction with our December 2015 private equity placement. Other income (expenses) for the three and nine months ended September 30, 2015 consisted of the mark to market adjustment for the December 2014 warrants, which were exchanged for common stock in April 2015, and cash and non-cash interest on the Senior Notes, placed in late April and early May 2015.

Net Loss

For the three months ended September 30, 2016, our net loss was approximately $1.6 million, primarily from operating expenses of $2.1 million and $0.5 million of other income. Operating expenses include recurring cash basis expenses of $1.1 million, reduced by $0.2 million of recurring cash basis expenses capitalized to fixed assets and inventory, non-recurring expenses relating to the FSAT testing and equipment of $0.7 million, and non-cash expenses of $0.5 million, consisting of stock-based compensation expenses of $0.3 million and depreciation of $0.2 million. The $0.5 million of other income (net) consists of $0.3 million of cash interest expense and $0.8 million of non-cash interest expense, which is offset by a $1.6 million mark to market gain on derivative liabilities.

For the nine months ended September 30, 2016, our net loss was approximately $7.6 million, primarily from operating expenses of $6.1 million and other expenses (net) of $1.5 million. The operating expenses included $4.1 million of cash based expenses, a reduction of $0.2 million of recurring cash basis expenses capitalized to assets, non-recurring expenses relating to the FSAT testing and equipment charges of $0.7 million and $1.5 million of non-cash expenses including stock-based compensation of $1.0 million and depreciation of $0.5 million. Other expenses (net) consists of $1.0 million of interest on the Senior Notes, Junior Notes and $2.1 million backstop security, $2.2 million of amortization of the discount on the Senior Notes and Junior Notes, which is offset by a $3.1 million mark to market gain on derivative liabilities.

Earnings per share

Earnings per share, basic and diluted were ($0.42) and ($1.34) for the three months ended September 30, 2016 and 2015, respectively, and were ($2.12) and ($1.34) for the nine months ended September 30, 2016 and 2015, respectively.

Liquidity

Cash Flows used in Operating Activities

Our cash used in operating activities was approximately $5.4 million and $4.5 million for the nine months ended September 30, 2016 and 2015, respectively. Cash used in operating activities for the nine months ended September 30, 2016 resulted from a net loss of approximately $7.6 million, reduced by net non-cash charges of $2.5 million for stock-based compensation, gains on revaluation of derivative securities, non-cash interest expense due to amortization of debt discount and deferred financing charges, expense related to modification of debt, fixed asset impairment, and depreciation, offset by a change of $0.3 million of working capital, primarily due to a $1.9 million increase in inventory, accounts receivable and prepaid expenses offset by a $1.5 million increase in accounts payable and deferred revenue and a $0.1 million decrease in restricted cash. Cash used in operating activities for the nine months ended September 30, 2015 of $4.5 million resulted from a net loss of approximately $8.6 million reduced by $3.6 million of non-cash charges for stock based compensation, depreciation, and losses on revaluation of derivative securities and $0.5 million in additional working capital, primarily increases in accounts payable of $0.8 million and an increase of $0.3 million of restricted cash.

Cash Flows from Investing Activities

Cash used in investing activities of $0.7 million for the nine months ended September 30, 2016 was attributable to the purchase of parts and equipment to build the FSAT unit for the KG2 product development. Cash used in investing activities of $1.8 million for the nine months ended September 30, 2015 was attributable to the purchase of property and equipment consisting primarily of the multi-fuel test facility, which was used to satisfy the initial SSAT for the CLA and early payments made to construct the full KG2 prototype to be used in the KG2 integration for the FSAT.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2016 of $4.1 million consisted of a an equity investment of $2.9 million, net of $0.1 million in fees and the placement of $1.2 million, net of expenses of Junior Notes. Cash provided by financing activities for the nine months ended September 30, 2015 consisted of $4.7 million of proceeds from the $5.0 million Senior Notes placement, net of $0.3 million in fees, and $0.7 million received from a private equity placement of $0.8 million net of $0.1 million of fees.

Capital Resources

Our principal capital requirements are to fund our working capital requirements, invest in research and development and capital equipment and fund the continued costs of public company compliance requirements.  We have historically funded our operations through debt and equity financings.

From our inception, we have incurred losses from operations. For the nine months ended September 30, 2016, we have incurred losses from operations and have an accumulated deficit of approximately $38.7 million and a net loss of approximately $7.6 million. For the nine months ended September 30, 2016, we used cash in operations of approximately $5.4 million, which raises substantial doubt about our ability to continue as a going concern.

We expect to continue to incur substantial additional operating losses from costs related to the continuation of product and technology development and administrative activities.  Our cash on hand at September 30, 2016 was approximately $0.7 million (including restricted cash of $50,000).

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

Our principal sources of liquidity are cash and receivables.  As of September 30, 2016, cash and cash equivalents (including restricted cash) were $0.7 million, or 9.1% of total assets, compared to $2.8 million, or 37.1% of total assets, at December 31, 2015.  The decrease in cash and cash equivalents was primarily attributable to cash used in operating activities of $5.4 million and $0.7 million of spending on fixed assets, primarily on the KG2 unit to be used for the FSAT testing.

We have not yet achieved profitable operations and have yet to establish an ongoing source of revenue to cover operating costs and meet our ongoing obligations. During the three months ended September 30, 2016, we continued to reduce our cash operating expenses. Excluding one-time charges related to the FSAT unit testing, our September 2016 operational cash requirement decreased to approximately $1.1 million, down from approximately $1.5 million per quarter in the first quarter of 2016. In June 2016, we signed the CMLA with Dresser-Rand. The transition to the CMLA will decrease our cash needs for the next 12 months as compared to our projections for prior quarters due to lower working capital requirements. Since Dresser-Rand will begin manufacturing our Power Oxidizers and pay us a license fee of at least $370,000 per unit, our cash requirements is expected to decrease in future quarters. Our cash spending requirements, excluding debt repayment for the $6.25 million of debt due in 2017, are expected to be $7.0 million, consisting of:

●	Employee, occupancy and related costs: $3.2 million

●	Professional fees and business development costs: $0.8 million

●	Research and development programs: $0.5 million

●	Corporate filings: $0.5 million

●	Working capital: $1.0 million

●	Debt service: $1.0 million

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

Sale or lease of FSAT KG2 unit: We constructed a functional KG2 production unit as part of the FSAT testing and intend to sell or lease this unit within the next nine months.

Off-Balance Sheet Arrangements

Backstop Security

In November 2015, we delivered to Dresser-Rand a $2.1 million letter of credit with an expiration date of September 30, 2017, which Dresser-Rand accepted as the backstop security required in support of the purchase order for the first two KG2 Power Oxidizer units. Under the terms of the Dresser-Rand purchase order, the backstop security enables us to collect 50% of the order value in cash immediately with additional payments over time as we purchase materials for the Power Oxidizer units. In order to obtain the letter of credit to serve as the required backstop security, we executed a Backstop Security Support Agreement, or the Support Agreement, pursuant to which an investor agreed to provide us with financial and other assistance (including the provision of sufficient and adequate collateral) as necessary to obtain the letter of credit. If the investor is required to make any payments on the letter of credit, we will reimburse the investor the full amount of any such payment, subject to the terms of a Security Agreement and Subordination and Intercreditor Agreement executed concurrently with the Support Agreement.

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

As of September 30, 2016, the end of the quarterly period covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were ineffective at the reasonable assurance level. Such conclusion is due to the presence of material weaknesses in internal control over financial reporting. Management anticipates that our disclosure controls and procedures will remain ineffective until such material weaknesses are remediated.

Changes in Internal Control over Financial Reporting

Remediation of Material Weaknesses

To address our material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

We are attempting to remediate the material weaknesses in our disclosure controls and procedures and internal controls over financial reporting identified above by refining our internal procedures (see below).  During the nine months ended September 30, 2016, we initiated the following corrective actions, which management believes are reasonably likely to materially affect our financial reporting, as they are designed to remediate the material weaknesses as described above:

●	We have begun the process of further documenting our internal control structure.

●	We appointed additional independent directors to our audit and compensation committees.

●	We are in the process of further enhancing the supervisory procedures to include additional levels of analysis and quality control reviews within the accounting and financial reporting functions. We have implemented additional anti-fraud measures over our cash disbursements systems.

●	We are developing and implementing inventory control procedures.

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

ENER-CORE, INC. (Registrant)

Date: November 21, 2016	By:	/s/ Alain Castro
Alain Castro Chief Executive Officer

Date: November 21, 2016	By:	/s/ Domonic J. Carney
Domonic J. Carney Chief Financial Officer

EXHIBIT INDEX

			Incorporated by Reference
Exhibit				Filing		Filed
Number	Description of Exhibit	Form	File No.	Date	Exhibit	Herewith
3.1	Certificate of Incorporation, effective September 3, 2015	8-K	000-55400	9/3/15	3.3

3.2	Bylaws, adopted effective September 3, 2015	8-K	000-55400	9/3/15	3.4

4.1	Form of Amendment to Warrant(s)	8-K	001-37642	8/30/2016	4.1

4.2	Form of Convertible Unsecured Promissory Note	8-K	001-37642	9/2/2016	4.1

4.3	Form of Warrant	8-K	001-37642	9/2/2016	4.2

4.4	Fifth Amendment to Senior Secured Notes issued in April 2015, effective as of September 1, 2016	8-K	001-37642	9/2/2016	4.3

4.5	Fifth Amendment to Senior Secured Notes issued in May 2015, effective as of September 1, 2016	8-K	001-37642	9/2/2016	4.4

10.1+	Option Agreement, dated July 1, 2016, between the Company and Stephen Markscheid	8-K	000-55400	7/6/2016	10.3

10.2	Securities Purchase Agreement, dated September 1, 2016, by and among Ener-Core, Inc. and certain investors set forth therein	8-K	001-37642	9/2/2016	10.1

10.3	Subordination and Intercreditor Agreement, September 1, 2016, by and among Ener-Core, Inc., Ener-Core Power, Inc., Longboard Capital Advisors LLC, Anthony Tang and Empery Tax Efficient, LP	8-K	001-37642	9/2/2016	10.2

10.4	Sixth Amendment to Securities Purchase Agreement dated April 22, 2015, effective as of September 1, 2016	8-K	001-37642	9/2/2016	10.3

10.5	Fifth Amendment to Securities Purchase Agreement dated May 7, 2015, effective as of September 1, 2016	8-K	001-37642	9/2/2016	10,4

10.6	Fourth Amendment to Commercial License Agreement, dated September 26, 2016, between Ener-Core Power, Inc. and Dresser-Rand Company	8-K	001-37642	9/30/2016	10.1

10.7+	First Amendment to Ener-Core, Inc. 2015 Omnibus Incentive Plan	8-K	001-37642	9/30/2016	10.2

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

+	Indicates a management contract or compensatory plan.
#	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

