Form 10-K
period 2016-12-31
Ener-Core, Inc.
filed 2017-04-14
CIK 1495536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 001-37642

ENER-CORE, INC.
(Exact name of issuer as specified in its charter)

Delaware	46-0525350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8965 Research Drive Irvine, California	92618
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2016, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $14.7 million, based on a closing price of $3.94 per share of common stock as reported on the OTCQB Marketplace on such date.

As of April 10, 2017, the registrant had 4,063,660 shares of common stock outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2016

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

Overview

We design, develop, license, manufacture and have commercially deployed products based on proprietary technologies that generate industrial levels of usable heat in a pressure vessel using a wide variety of organic gases as fuel for an oxidation reaction. Our technology allows for the use of gases that, historically, were unusable as fuels for traditional industrial gas to energy conversion systems, such as combustion chambers, and that typically required costly pollution abatement equipment in order for industries to reduce the pollutant gas emissions and therefore to comply with increasingly stringent air pollution standards. Our technology facilitates a high-temperature oxidation reaction for a variety of organic gases which in turn allows our pressure vessels to extract heat energy from organic gases, including many “waste” gases considered to be air pollution by many industries.

We refer to our technology as “Power Oxidation,” and refer to our products as “Power Oxidizers” or “Power Oxidation Vessels.” We develop applications for our technology by integrating our Power Oxidizers with traditional gas-fired industrial equipment (such as boilers, dryers, ovens, and chillers) that require steady and consistent heat sources. In our first deployed applications, our technology serves as a low-emissions alternative for combustion chambers used with gas-fired electric turbines. Our Power Oxidizers produce a steady heat source that can be used to (i) generate electricity by coupling our technology with a variety of modified gas turbines, (ii) produce steam by coupling our technology with a variety of modified steam boilers, or (iii) provide on-site heat at industrial facilities through heat exchanger applications.

Our proprietary and patented Power Oxidation technology is designed to create greater industrial efficiencies by providing the opportunity to convert low-quality organic waste gases generated from industrial processes into usable on-site energy, therefore decreasing both operating costs and significantly reducing environmentally harmful gaseous emissions. We design, develop, license, manufacture and market our Power Oxidizers, which, when bundled with an electricity generating turbine in the 250 kilowatt, or kW, and 2 megawatt, or MW, sizes, are called Powerstations. We currently partner and are pursuing partnerships with large established manufacturers to integrate our Power Oxidizer with their gas turbines, with the goal to open substantial new opportunities for our partners to market these modified gas turbines to industries for which traditional power generation technologies previously were not technically feasible. We currently manufacture our Powerstations in the 250 kW size and manufacture just the Power Oxidizer for the 2 MW size for the initial 2 units sold. Beginning in 2017, our 2 MW partner, Dresser-Rand a.s., a subsidiary of Dresser-Rand Group Inc., a Siemens company, or Dresser-Rand, will manufacture the 2 MW Power Oxidizers under a manufacturing license and will pay us a non-refundable license fee for each unit manufactured by Dresser-Rand.

Our Opportunity

Our economic opportunity is an enhancement to the beneficial combination of combined heat and power equipment, or CHP. CHP is rapidly becoming the choice of new power equipment installations since it can provide a superior economic return, typically by combining electricity production generated by a natural gas turbine with the capture of the heat generated and used in industrial processes. Our CHP solutions provide this same economic advantage with the additional benefit of lower fuel costs through use of low-quality by product gases as fuels and with superior organic gas air pollution abatement.

The creation of organic gases is a by-product of many modern industries. Industrial by-product gases take many forms and are often subject to governmental or regulatory oversight via air quality or air standards boards. The rules and guidelines implemented by these boards lead to compliance costs for companies with industrial facilities that emit the waste gases. Our technology provides a cost-effective alternative to the typical economic and environmental costs of organic hydrocarbon pollution abatement by providing industrial facilities the option to generate power while simultaneously reducing the atmospheric pollution and avoid further pollution abatement costs.

Our Technology

Our technology involves the acceleration of a naturally occurring, gas oxidation process by injecting hydrocarbon gases into a pressure vessel under a controlled, high temperature, high pressure, and oxygen rich environment. Oxidation is a natural and commonly observed chemical change that occurs when a substance reacts with oxygen over a prolonged period of time. Under normal atmospheric conditions, oxidation is a slow reaction and is observed in nature as the rusting of metals or tarnishing of silver; however, oxidation also occurs during the decomposition of organic materials, including the decomposition of hydrocarbon gases into water, heat and carbon dioxide. Our research and development team has developed a process to accelerate the natural decomposition of hydrocarbon gases in a pressure vessel and, by doing so, accelerate the reduction of these waste gases to usable heat energy. The acceleration of the reaction allows our pressure vessels to provide for a low cost, low pollution, industrial heat source from waste gas streams, volatile organic compounds (such as paint thinners and solvents), or premium refined natural gas.

In nature, methane and other greenhouse gases react with oxygen in the air and are eventually decomposed through an oxidation reaction over a period of 10 to 20 years. The speed of the reaction is dependent on three primary variables: the temperature, the pressure of the gases, and the abundance of oxygen. The oxidation reaction is exothermic (i.e., generates heat as a natural output of the chemical reaction), but since the reaction occurs slowly in natural, ambient conditions, the heat generated by the reaction is dissipated and normally unnoticeable. Our Power Oxidizer accelerates the natural process by introducing a hydrocarbon-rich waste gas stream into a pressure vessel with a high concentration of air, under pressure, and at high temperature. The combination of these factors results in an oxidation reaction occurring in 0.5–1.25 seconds. By accelerating the reaction within the controlled, steady state environment of our Power Oxidizers, the heat generated from the reaction is compounded and provides a heat output within the heat profile ranges necessary to operate standard gas turbines and industrial equipment requiring heat, such as ovens, dryers, or chiller units. The process does not ignite the gaseous fuel, resulting in a much lower air pollution profile. The length (over 0.5 seconds) of resident time of the gases in our Power Oxidizers allows the reaction to not only extract thermal energy, but also serves as a highly efficient device to eliminate other air pollution that is increasingly regulated by air quality pollution regulations.

Traditionally, industrial heat is provided by the combustion of a hydrocarbon, which generates pollution such as nitrogen oxide (NO2, or NOX) as a by-product. NOX emissions are highly regulated and are often a significant barrier to industrial expansion by air pollution regulators in many of our target markets. By comparison, our Power Oxidizers provide sufficient and steady heat at temperatures lower than the temperatures at which NOX is generated in a combustion reaction. The combination of our ability to utilize a low quality or “waste” fuel with the elimination of NOX generation (as compared to combustion heat sources) makes our Power Oxidizers a superior alternative to traditional heat generation sources and provides a competitive advantage for our technology.

Further, our Power Oxidizers are designed to operate on gases with extremely low energy densities as compared to alternative chemical reactions, such as combustion, which typically require refined and high BTU concentration fuels. Our Power Oxidizers, by comparison, can operate on waste gases with extremely low BTU concentration of organic gases or, if required, on commercially available natural gas or other high quality hydrocarbon gas products. Our Power Oxidation technology, however, is not useful for combustion of exhaust gases emitted as the result of combustion reactions, such as carbon dioxide or carbon monoxide.

See Figure 1 below for the gas density operating range of our Power Oxidizers.

Figure 1

Our Products

Our first commercial product, or the EC Series, is the Ener-Core Powerstation EC250, or EC250, which consists of a combination of our Power Oxidizer and a 250 kW gas turbine. The gas turbine was initially developed by Ingersoll-Rand, plc, or Ingersoll-Rand, and subsequently enhanced by our predecessor, FlexEnergy, Inc., or FlexEnergy. The substitution of the Power Oxidizer for the combustor within a traditional turbine allows for the resulting, modified turbine to utilize low energy density waste gases as a fuel, in place of commercially purchased gases. The low energy density gases that the EC Series products can use as a fuel do not have an alternative commercial market as traditional combustion-based turbines require uncontaminated high energy fuels and thus cannot run on low energy density gases, and therefore such low energy density gases have no market value. In most of our targeted geographical markets, these low-quality gases would require pollution abatement equipment, often at considerable expense, to comply with air quality standards. Our products utilize the low quality gases as a fuel source and eliminate the gases to emissions level well below the current best practices pollution abatement alternatives.

Our second commercial product is currently sold under a contract manufacturing and commercial licensing agreement, or CMLA, to Dresser-Rand. In November 2014, we entered into a commercial license agreement, or CLA, with Dresser-Rand, pursuant to which we agreed to jointly develop a Powerstation that consisted of our Power Oxidizer integrated with a Dresser-Rand KG2 turbine rated up to 2 MW of power output. The resulting product is currently being marketed and sold by Dresser-Rand’s international teams under the Dresser-Rand brand and is called the KG2-3GEF/PO (or KG2 with Power Oxidizer, or KG2/PO). In June 2016, we executed the CMLA, which was intended to replace the CLA upon satisfaction of certain requirements. In April 2017, we amended the terms of the CMLA to make the CMLA effective as of January 1, 2017, at which time it superseded and replaced the CLA. The CLA required us to fulfill, sell and warranty any Power Oxidizers sold to Dresser-Rand. The first two systems sold to Dresser-Rand were shipped to a Stockton, California biorefinery site owned Pacific Ethanol, Inc., or Pacific Ethanol, in the fourth quarter of 2016. Any future 2MW systems are expected to be sold under the CMLA based on a per unit royalty payment payable to us and without a product warranty requirement by Ener-Core.

We believe our Power Oxidizers provide a significantly lower fuel cost per kilowatt hour since they can operate using both premium and refined natural gas, a wide variety of lower quality, low hydrocarbon gases, traditionally considered to be “waste” gases, as well as certain volatile organic compounds, or VOCs, such as paint solvents. These gases and compounds are typically seen as a waste by-product of industrial processes, which often represent a source of pollution and, in turn, require expensive waste abatement equipment and significant recurring operating costs. As such, our Power Oxidizers are designed to serve as an opportunity for our industrial customers to reduce their fuel costs.

We also believe our Power Oxidizers provide a superior air pollution waste abatement solution for industrial customers. Typically, industrial customers require electricity and steam for their operations and generate industrial gases as a by-product of their facility operations. Prior to the introduction of our Powerstations, these customers would purchase energy or produce energy using a traditional gas turbine, which uses a combustion chamber to ignite refined natural gas and generates air pollution in the form of carbon dioxide, carbon monoxide and nitrogen oxides. The gas turbine and by-product gases generally require pollution control equipment and recurring costs in order to comply with existing pollution standards, which vary by geography. Since both the natural gas fuel and the industrial by-product gases oxidize in our Power Oxidizers over a much longer time than combustion heat sources, the Power Oxidizer reduces both the gas fuels and by-products to levels below substantially all of the existing and proposed air quality emission standards in most areas of the world.

Competitive Advantages

As compared to alternative technologies, Power Oxidation provides certain advantages over alternative energy-generation technologies, including the following:

●	Operates on a wider range of fuels. Our system is designed to operate on gases with energy densities as low as 50 BTU/scf (1700 kJ/m3). By comparison, most turbine, engine, and fuel cell systems require fuel quality of significantly higher energy densities.

●	Lower air emissions. Our Power Oxidizer technology produces substantially lower emissions of NOX and Carbon Monoxide (CO) (< 1ppm) than, and destroys up to 99% of VOCs compared to, combustion-based systems like gas engines or gas turbines or other commonly deployed pollution abatement systems.

Figure 2

●	No chemicals or catalysts for pollution abatement or control. Today, most of the low-quality waste gases produced by industries are processed through pollution abatement technologies that do not generate energy from the gases and are solely in place to reduce the volume of emissions to the atmosphere. Unlike other pollution abatement systems, such as selective catalytic reduction, our Power Oxidizer does not use chemicals or catalysts and, thus, cannot be rendered inactive from catalyst poisoning or degradation.

●	Requires less fuel conditioning. Our system is capable of running on fuels with high levels of contaminants and is designed to require substantially less fuel pre-treatment than competing systems. In most cases, our system is able to process the waste gases from industrial processes without any of the fuel pre-treatment processes that are typically required by combustion-based methods to remove impurities and contaminants prior to generating energy from gases.

Our Power Oxidation technologies also have certain disadvantages over alternative energy-generation technologies, including the following:

●	New and unproven technology. Our Power Oxidation technologies have only been demonstrated commercially in a 250 kW product and our technology has only been commercially available since 2013. Although we have received a purchase order for two of our larger 2 MW Power Oxidizers, we currently have no commercial deployments of these larger units and have not demonstrated their full commercial viability outside of our test facility.

●	Commercial viability. Our Power Oxidation products have had limited commercial installation and to date have been produced on a limited scale.

Material Product Commercialization to Date

●	Initial Commercial Unit—250 kW Unit: In June 2014, our first commercial EC250 Powerstation was installed at a landfill in the Netherlands that is owned and operated by Attero, one of the leading waste management companies in the Netherlands.

●	First Licensing Agreement: On November 14, 2014, we entered into the CLA to develop and market Dresser-Rand’s KG2-3GEF 2 MW gas turbine coupled with our Power Oxidizer. The CLA and ongoing integration provides for a scale-up of our technology into the larger utility grade sized turbines requested by our customers. Under the CLA, Dresser-Rand agreed to pay an initial license fee of $1.6 million, which was initially placed in escrow, and to commercialize the technology through its sales and distribution channels. In July 2015, we successfully completed the first of two technical milestones, which enabled Dresser-Rand to begin commercialization of the KG2-3GEF/PO turbines.

●	Initial Order—2 MW Unit into Distillery Market: On January 12, 2015, Pacific Ethanol publicly announced that it had placed an order with Dresser-Rand that included two KG2-3GEF/PO units. The order represents the first two commercial KG2/PO units that are designed to include our Power Oxidizer units. In August 2015, after the completion of the first technical test, we received a formal purchase order for $2.1 million for two Power Oxidizer units. We delivered the units associated with this initial order to the Stockton, California biorefinery site owned by Pacific Ethanol in October 2016 and installed the units in December 2016. Final commissioning has been delayed due to project changes outside of the scope of our deliverables under the larger project installation, although we expect final commissioning to occur in the first half of 2017.

●

Additional 250 kW Commercial Units: In May 2015, the Orange County Board of Supervisors approved a project to install an EC250 Powerstation at the Santiago Canyon landfill in Orange County, California, and in August 2015, we received a purchase order for $900,000 for the EC250 Powerstation unit. The order represents an entry into a closed landfill opportunity that we believe has the potential for additional sales in the future. In 2016, it was determined that the Santiago Canyon landfill site did not have sufficient power infrastructure on site. Alternative locations for the EC250 Powerstation are currently being evaluated.

●	Completion of Full Scale Acceptance Test—2 MW Unit: Under the CLA, the second technical test is the full-scale acceptance test, or FSAT, which is required after achievement of the first technical milestone, the “Sub-Scale Acceptance Test,” which we successfully completed in August 2015. The FSAT consists of the building and installation of a full prototype of a working 2 MW KG2/PO unit at a site in Southern California, and then the testing of the prototype under different operating conditions for performance and life cycle validation. We completed construction of the 2 MW Power Oxidizer in 2016 and began the field testing of the 2 MW unit in the first half of 2016. In September 2016, after initial testing results were received, the $1.6 million license fee payment from Dresser-Rand was released from escrow, from which we received $1.1 million in cash, representing the $1.6 million license fee net of $500,000 paid to Dresser-Rand for engineering services. We substantially completed field testing in the fourth quarter of 2016. In April 2017, we amended the CMLA to acknowledge completion of a substantial portion of the field tests and identified additional field tests to be conducted on the initial units currently being commissioned. These additional field tests must be conducted at an industrial facility with industrial waste gases and we expect to complete these additional tests in the second quarter of 2017.

●	Fulfillment and Delivery of Existing Customer Order Backlog of Approximately $4.6 Million: As of March 12, 2017, and prior to recognition of revenues associated with these orders, we had a backlog of approximately $3.0 million for our Power Oxidizers and approximately $1.6 million of Dresser-Rand license fees. During 2016, we (i) assembled, shipped and installed the first two Power Oxidizers for the two KG2/PO units sold by Dresser-Rand to Pacific Ethanol and (ii) received the $1.6 million license fee payment from Dresser-Rand that was previously paid into escrow, less $500,000 paid to Dresser-Rand for engineering services. We are currently evaluating the revenue recognition on these orders in conjunction with the FSAT testing process described above. We expect to complete the commissioning for the Pacific Ethanol units in the first half of 2017. Additionally, while we received payments on the EC250 Powerstation unit for which we received a purchase order in August 2015, delivery of this unit (originally sourced to deliver at the Santiago Canyon landfill location) has been delayed pending a change of the delivery location by the customer. We expect the unit to be installed at an alternative site in 2017.

Over the next year, we expect to continue our product commercialization efforts with the following deliverables and projects:

●	Commercialization of EC250 Powerstations and Additional KG2 Power Oxidizers: We have a pipeline of additional opportunities through Dresser-Rand for KG2/PO units and directly sold units for our EC250 Powerstations. We expect to receive additional purchase orders for these products in 2017.

●	New Partnerships for Additional Electric Turbine and Industrial Heat Application Manufacturers: We are in preliminary discussions with additional electric turbine partners, including a 5 MW Power Oxidizer partner and numerous industrial dryer, chiller, oven and boiler manufacturers that are interested in our 250 kW and 2 MW Power Oxidizers for use as heat sources for CHP applications. We anticipate signing definitive agreements with one or more of these partners in 2017 for initial deliveries beginning in 2018.

●	New Partnerships for Additional Fuel Stock Sources: We are in preliminary discussions with providers of equipment such as anaerobic digesters and rotary concentrators of exhaust fumes. We believe this equipment, once integrated with our Power Oxidizers, will expand our potential waste fuel sources to include bio-mass disposal and VOCs, such as paint fumes and solvents. We believe that our products and technology will allow end customers to reduce or eliminate pollution abatement expenses for these additional waste fuels, while also converting those waste fuels into useful energy, which we expect will provide these customers with a superior return and drive more rapid adoption of our products and technology.

Commercial Sales Efforts

We are entering the CHP market, which is highly competitive and historically conservative in its acceptance of new technologies. To date, we have sold and delivered one 250 kW commercial Powerstation unit to the Netherlands and have sold one additional 250 kW Powerstation unit to a landfill site in Southern California, which is scheduled for delivery in 2017. We have also sold two 2 MW Power Oxidizers to Dresser-Rand, which were delivered to a Stockton, California biorefinery site owned by Pacific Ethanol in October 2016 and installed in December 2016, but which remain subject to final acceptance conditions that were not met as of December 31, 2016. These three systems, combined with the Dresser-Rand license fees of $1.6 million, represent our $4.6 million order backlog as of April 13, 2017. To date, we have billed $4.2 million and collected $4.1 million of our existing backlog.

In May 2016, we received a conditional purchase order for four 250 kW Powerstations expected to be installed on a landfill site in Southern California and scheduled for delivery in late 2017. This order is valued at approximately $4.0 million and is subject to additional pre-sales engineering and permitting requirements.

In April 2017, we executed an amendment to the CMLA with Dresser-Rand, pursuant to which Dresser-Rand agreed to pay us $1.2 million in April 2017. This payment represents an advance payment on future license fees for KG2/PO units to be sold under the CMLA. We have not, as yet, received a purchase order for any system subject to this license fee advance. As such, we do not consider the $1.2 million advance to be backlog as of April 13, 2017.

Licensing Approach

On November 14, 2014, we entered into the CLA with Dresser-Rand through our wholly-owned subsidiary, Ener-Core Power, Inc., which granted Dresser-Rand the right to market and sell the Dresser-Rand KG2-3GEF 2 MW gas turbine coupled with our Power Oxidizer, or a Combined System. The CLA grants Dresser-Rand exclusive rights to commercialize our Power Oxidizer, within the 1–4 MW range of power capacity, bundled with the Dresser-Rand KG2 gas-turbine product line. As part of the CLA, Dresser-Rand agreed to pay us a $1.6 million initial license fee, under the condition that we were able to successfully scale up the technology to a size of 2 MW. Dresser-Rand also agreed to achieve annual sales thresholds agreed to by both companies in order to retain the exclusivity of the commercial license. Upon payment of the initial license fee in full, Dresser-Rand obtained an exclusive license to sell our Power Oxidizer within the 1–4 MW range of power capacity, bundled with a gas-turbine to generate electricity.

On June 29, 2016, we entered into the CMLA with Dresser-Rand through Ener-Core Power, Inc., which both companies intended would supersede and replace the CLA. In April 2017, we amended the terms of the CMLA to make the CMLA effective as of January 1, 2017, at which time it superseded and replaced the CLA.

Under the CMLA, as amended, Dresser-Rand has a worldwide license to manufacture, market, commercialize and sell the Power Oxidizer as part of the Combined System within the 1 MW to 4 MW range of power capacity, or the License. Initially, the License will be exclusive, even as to us, and will remain exclusive for so long as Dresser-Rand sells a minimum of number of units of the Combined System, constituting the “Sales Threshold,” over a predetermined Sales Threshold time period. The initial Sales Threshold shall begin on the earlier of the “Initial System Completion Date” or July 15, 2017 and shall be fifteen months long. The Initial System Completion Date is the date at which the final operational field test is accepted by D-R and is expected in the second quarter of 2017. Each subsequent Sales Threshold time period shall be one year in length thereafter. If Dresser-Rand does not meet the Sales Threshold in any Sales Threshold time period, and the Sales Threshold is not otherwise waived, Dresser-Rand may maintain exclusivity of the License by making a true-up payment to us for each unit that is in deficit of the Sales Threshold, or a True-Up Payment; provided, however, that Dresser-Rand may not maintain an exclusive License by making a True-Up Payment for more than two consecutive Sales Threshold time period. In the event Dresser-Rand does not meet the Sales Threshold, does not qualify for a waiver and elects not to make the True-Up Payment, the License will convert to a nonexclusive License.

Upon a sale by Dresser-Rand of a Combined System unit to a customer, before any discounts, the CMLA requires Dresser-Rand to make a license fee payment to us equal to a percentage of the sales price of the Combined System purchased, in accordance with a predetermined fee schedule that is anticipated to result in a payment of between $370,000 and $650,000 per Combined System unit sold, or the License Fee. Payment terms to us from Dresser-Rand will be 50% of each License Fee within 30 days of order and 50% upon the earlier of the Combined System commissioning or twelve months after the order date.

In April 2017, we executed an amendment to the CMLA with Dresser-Rand, pursuant to which Dresser-Rand agreed to pay us $1.2 million in April 2017 in cash, which represents advance payments on license fees for KG2/PO units representing less than the required minimum number of licenses which would otherwise be required to maintain their exclusivity under the CMLA, as amended. In exchange for this payment, we have agreed to provide a total credit of $1,760,000 against future license payments associated for these KG2/PO units, consisting of a payment credit of $1,200,000 and an additional discount of $560,000.

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

Under the CLA, we were required to maintain our existing backstop security, or the Backstop Security, in favor of Dresser-Rand in support of all products manufactured, supplied or otherwise provided by us during the period beginning on the execution date of the CMLA, or the Execution Date, and continuing through the expiration of the warranty period for the Combined System units sold to customers as of the Execution Date. Concurrent with the execution of the amendment to the CMLA in April 2017, we and Dresser-Rand modified the Backstop Security requirement. As modified, we are required to maintain a $500,000 Backstop Security, reduced from $2.1 million, and the Backstop Security was extended from June 2017 to March 31, 2018.

Dresser-Rand must also: (i) develop the controls strategy for the Dresser-Rand gas turbine control system and integrate it with the Power Oxidizer control system; (ii) with support from us, manufacture and commercialize the Combined System; (iii) with support from us, develop and prioritize sales opportunities for the Combined System; (iv) assume the sales lead role with respect to each customer; and (v) take commercial lead in developing sales to customers. In addition, Dresser-Rand will  be primarily responsible for overall warranty and other commercial conditions to Combined System customers, as well as sole project and service provider and interface with customers. Dresser-Rand will also be responsible for warranty, service and after-sales technical assistance for all portions of Combined Systems that comprise Dresser-Rand products. We, however, will be responsible for warranty and service for all products manufactured or otherwise provided by us prior to the execution of the Commercial and Manufacturing License Agreement.

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

Figure 3

We believe the total addressable U.S. market size is at least $5 billion for our Power Oxidizer technology, based on our assumption that our 250 kW Power Oxidizer is most appropriate for landfills and our 2 MW Power Oxidizer is most appropriate for our other targeted markets. We also believe the total addressable market size in Europe, Japan and China provides us with potentially meaningful opportunities.

Geographic Target Markets

We initially identified our geographic target markets to consist of North America, Europe, Japan and China, with selective evaluations of other regions on a case-by-case basis. While we intend to focus primarily on the North American and European geographic markets over the next year, we expect and intend to evaluate commercial opportunities in other geographic markets.

In the United States, we are focused on opportunities where our low-quality fuels configuration and our ultra-low emissions configuration provide competitive advantages. We are also focused on specific states where the wholesale electricity prices are the highest, as this typically results in the most attractive return on investment scenarios for prospective customers. These states include California, New Jersey, New York, Maine, New Hampshire, Massachusetts, Connecticut, Rhode Island and Vermont.

Internationally, we have identified similar opportunities in Canada and western European countries with similar environmental and regulatory laws as the United States, such as the Netherlands, Belgium, the United Kingdom, Germany, Italy, France and Spain.

Vertical Markets

We believe that our current products provide a superior value proposition for two customer types: (i) open and closed existing landfills and (ii) industrial facilities that could benefit from on-site CHP generation coupled with waste gas pollution abatement, or collectively CHP+A. We also believe that larger sized Power Oxidizer turbines of 5 MW and above, once developed, will likely be met with demand from large industrial facilities such as oil and gas refineries and petrochemical plants. We also see the integration of third party equipment utilizing heat (boilers, chillers, ovens and dryers) and equipment providing additional fuel sources (digesters and rotary concentrators) as central to our strategy to provide superior CHP+A customer solutions.

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

Figure 4

Typical gas emissions profile of a landfill throughout its entire life-cycle. The entire shaded area (yellow and green) represents our Power Oxidizer’s operational range to use methane at varying percentage levels. The yellow area represents the operational range of traditional combustion based turbines relating to landfill gas.

Utilizing the market data that is available through the U.S. Environmental Protection Agency’s, or EPA, Landfill Methane Outreach Program, or LMOP, a voluntary assistance program that helps to reduce methane emissions from landfills by encouraging the recovery and beneficial use of landfill gas as a renewable energy source, we have been able to compile the data shown in Figure 5 regarding the age of the current closed landfills in California.

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

Industrial Target Markets (excluding landfills)

Most industrial processes use heat energy in the form of heat, steam, or electricity for their operation. Many of these processes also generate by-product waste gases with many embedded contaminants and impurities that are then either vented directly into the atmosphere or put through a pollution abatement or treatment process prior to release into the atmosphere. For industries in which pollution abatement is mandated by applicable air pollution regulations, the facility typically purchases abatement equipment (scrubbers, thermal abatement, carbon absorber, etc.) separately from power production equipment, and such equipment destroys the waste gases, but does not utilize or monetize them. Our Power Oxidizers provide both functions in one unit and typically use waste gases as a partial or complete replacement of purchased commercial-grade gases. In applications where the waste gases have extremely low usable hydrocarbon content (or relatively low volumes of waste gases), significant values may still exist resulting from the coupling of power generation and pollution abatement that the Power Oxidizer provides (i.e., our CHP+A solution).

Figure 6

We reviewed the industries in which we believe the combination of pollution abatement requirements, power consumption requirements, and the generation of waste gases provides the potential for superior economic returns with our products. Using these key attributes, we have identified twelve targeted vertical markets, aside from landfill opportunities, in California that we believe may result in sales. According to the EPA, these twelve markets represent in excess of 1,100 facilities in California and over 8,000 facilities in the United States that we believe have the combination of attributes that may indicate a superior economic return from installation of a Power Oxidizer.

In addition to landfill opportunities, we intend to first pursue the following five general vertical industrial markets, representing thousands of potential installation sites across the US, as we believe they are the most likely to benefit from the Power Oxidizer in its current sizes. We are marketing to these five vertical industrial markets, primarily for those facilities located in California, through direct contact from our sales department, tradeshow representation, and internet outreach and through Dresser-Rand’s sales and marketing efforts. Each is discussed in greater detail below:

●	Fuel-grade ethanol and beverage ethanol/alcohol distilleries and related products production (>500 facilities throughout the U.S.)

●	Rendering and animal processing by-products (>600 facilities)

●	Wastewater and sewage treatment (>3,500 facilities)

●	“High tech” aerospace and defense instruments and materials; semiconductor and electronics manufacturing (>2,200 facilities)

●	Petroleum and petrochemical storage, distillation and petroleum production (>600 facilities)

As we continue to increase our pipeline of commercial opportunities with industrial facilities spanning across these vertical industrial markets, we expect the majority of the opportunities to be in relation to the 2 MW KG2/PO systems, with the exception of rendering opportunities, where we expect demand for both EC250 units and KG2/PO units.

Fuel-grade and beverage ethanol/alcohol distilleries and related products production (NAICS Code 325193)

Ethanol or beverage alcohol production represents over 500 facilities across the United States, including Pacific Ethanol’s fuel grade ethanol plant in Stockton, California that purchased the first two KG2/PO units from Dresser-Rand. Both fuel grade and beverage alcohol distilleries use electricity and steam and produce a steady stream of waste hydrocarbons that can be used with our Power Oxidizer to reduce the amount of natural gas that is purchased as a fuel source, as well as reduce the amount of electricity purchased to run the industrial plants. Although the details of Pacific Ethanol’s breakdown of savings are confidential, we believe that Pacific Ethanol selected our Power Oxidizer solution based on an economic return that consisted of the avoidance of power purchases and improved pollution abatement. In this regard, Pacific Ethanol has publicly stated that it expects to achieve annual savings of $3–$4 million per year after the on-site combined heat and power plant becomes operational.

Rendering and animal processing by-products (NAICS Codes 311111 and 311613)

Meat rendering plants process animal by-product materials for the production of tallow, grease and high-protein meat and bone meal used primarily in pet food. Rendering operations produce VOCs as air pollutants. Although some greenhouse gases are produced, the primary issues related to the emissions of VOCs is the foul odor nuisance when these facilities are in proximity to residential areas.

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

We believe our Power Oxidizers provide a superior abatement function as compared to such emission control technologies, as our products also provide power generation. We believe that the combination of the abatement function and power generation results in a superior economic alternative for many rendering plants, to which we have actively begun to market our Powerstations.

Wastewater and sewage treatment facilities, anaerobic digestion (NAICS Codes 221310 and 221320)

Wastewater and sewage treatment facilities use anaerobic digester units to treat raw sewage with both methane gas generation and water intensive bio-solids by-products. Typically, the methane gas is eliminated by a thermal oxidizer and the bio-solids are either dried on-site with an industrial dryer or, in certain cases, the water heavy bio-solids are transported to another facility, often long distances from the treatment facility, which results in significant tipping fees and transportation costs to the facility, which is often a municipality.

We believe our Power Oxidizers, coupled with an anaerobic digester, a turbine, and using residual heat for an industrial dryer represents a significant positive economic solution by utilizing the waste methane to generate electricity and heat, allows for on-site drying with significantly lower emissions compared to a combustion dryer, and eliminates costly trucking and tipping fees for bio-solids that otherwise would have to transport these heavy waste products. We see significant sales opportunities for our solutions in nearly all of the larger metropolitan areas in California and other US locations.

Aerospace and defense instruments and materials manufacturing (NAICS Code 334511) and semiconductor and electronics manufacturing (NAICS Codes 334416, 334412 and 334417)

Manufacturers in the aerospace and defense instruments and materials industry and the semiconductor and electronics industry represent in excess of 2,200 facilities in the U.S., including nearly 600 in California. Many of these high tech manufacturers are well-capitalized and often represent industries with an increased focus on being “carbon neutral” or “green friendly.” The underlying economics are similar to the CHP+A economics of ethanol production, as described above, namely the extraction of heat energy from hydrocarbon by-product gases, the elimination of other waste gases and the avoidance of other abatement costs. To date, we have not had commercial success in the high-tech manufacturing market, but we have begun to market the solution to these manufacturers, with positive reception from some of the manufacturers with whom we have held discussions.

Petroleum gas and related petrochemical production (NAICS Code 32511)

There has been a strong, worldwide trend toward the reduction of venting, flaring, and waste of associated petroleum gas, also known as flared gas, due to concerns about its contribution to global warming. Associated petroleum gas is a form of natural gas that is commonly found within deposits of petroleum and is produced as an undesirable by-product during the extraction of the petroleum. Our technology not only destroys the harmful pollutants that reside within the associated petroleum gas, but it can also be installed to produce on-site electricity and/or steam, creating significant cost savings for oil and gas producers. We see multiple opportunities in the petroleum market sector, primarily in locations where low quality gas is permanently flared as unusable, such as tank farms, or in locations using industrial steam to produce and distill petroleum related products.

In September 2014, at the request of a major Canadian integrated oil company, in the first phase of a three phase commercial rollout, we successfully demonstrated the ability of our full-scale EC250 to operate on an ultra-low energy density fuel (~50 BTU/scf) similar in composition to the associated petroleum gases flared by many oil drilling sites around the world. The exhaust emissions and energy production were measured and independently verified by UCI’s combustion laboratory, and the oil company that retained us to perform the test deemed the demonstration to be successful enough to move to the next phase of its proposed commercial rollout. The customer has delayed the second phase due to internal budgetary requirements but remains interested in future commercial deployment. If the oil company deems the second phase of the rollout to be satisfactory, the oil company’s technology development team has indicated to us that there would be sufficient environmental and cost-savings advantages associated with our technology such that a large-scale, multi-year series of commercial installations at multiple sites in Canada would likely receive support from the oil company’s senior management.

Other vertical markets

We are in the early stages of evaluating opportunities in the following industries. We have begun initial marketing efforts to these seven markets for selected project opportunities:

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

Competition

The target markets for the Power Oxidizer are highly developed and mature for solutions using combustion as a heat source but are new and fairly undeveloped for applications of our Power Oxidizer technologies. If a site already has a high quality waste gas with high enough energy density to generate power with this standard combustion-based equipment, and the resulting emissions levels do not exceed regulatory limits, then we deem such site to be outside of our target market.

Our technology represents a value-added pre-process for power generation equipment such as gas turbines, reciprocating engines or steam generation equipment such as steam boilers. We do not consider ourselves competitors with the providers of this equipment but rather consider ourselves as complementary to such providers.

We compete with existing co-generation solutions and other power generation solutions for our current and future customers. Those existing solutions typically have more mature technology and a lower equipment cost than our Power Oxidizer units. Our Power Oxidizers typically are more expensive per kilowatt of power capacity when compared to the initial cost of equipment, and competing products typically have lower upfront costs than our Power Oxidizers. However, we believe that, in many situations, once the total cost of a co-generation project, including fuel costs and the value of pollution abatement, is quantified, our Power Oxidizers provide a superior rate of return for our customers. Our Power Oxidizers often cost less than purchasing separately combustion-based CHP+A equipment.

We believe that there are very few, if any, companies that are actively pursuing the commercial utilization of oxidation technologies for generation of on-site energy, particularly in light of the technology patents we hold. In addition to our efforts to replace existing combustion technologies, we compete against other companies in two sectors, each with its distinct competitive landscape:

●	Low-quality fuels—Within applications where the gas source has an energy density (BTU/ft3) below the minimum level required by reciprocating engines and standard gas turbines, we believe that our Power Oxidizer does not have a direct technological or manufacturing competitor. In these situations, the prospective customer can elect to do nothing and allow low BTU gas to simply be emitted into the atmosphere, often at considerable expense for pollution abatement equipment and ongoing operating costs. Alternatively, the customer can purchase gas such as propane or natural gas, mix it with the low BTU gas to make combustion feasible, and then flare the mixture. Because this alternative results in the destruction of the low BTU gas instead of converting the gas into a form of energy that could be sold or monetized, we do not consider it to be a direct form of competition.

●	Ultra-low emissions—Within applications where a customer is required to meet emissions regulations and controls limits, typically by national, regional or local legislation, our systems compete with pollution control technologies, such as Selective Catalytic Reduction, Dry-Low-NOx, or Dry-Low-Emissions systems, and in some cases, with low-emission flares and thermal oxidizers. As many of our competitors are large, well-established companies, they derive advantages from production economies of scale, worldwide presence, and greater resources, which they can devote to product development or promotion.

Although we are occasionally compared to wind and solar power production, we do not consider existing renewable energy solutions to be direct competitors. Existing renewable sources such as wind and solar are economically feasible in particular geographic locations, whereas our solution is applicable to any area with a sufficient quantity of low quality gases. We expect our Power Oxidizers to be able to provide base-load power for more than 95% of the time, while wind and solar solutions typically provide intermittent power and can only provide power for 20–40% of the time. As a result, although the capital cost per kilowatt is similar, the availability of the Power Oxidizer provides a significantly lower overall cost of power produced.

Research and Development

Our engineering team is comprised of a group of experienced mechanical, electrical and chemical engineers who have worked together on the Power Oxidizer for the last eight years. Our engineers have worked in a number of larger firms, including Honeywell International, Inc., General Motors Company, Inc., AlliedSignal, Inc., Capstone Turbine Corporation, General Electric Company, and Underwriters Laboratories Inc. Combined, they have decades of experience developing and commercializing a number of gas turbines, reciprocating engines, and related products.

Since 2011, our research and development milestones include:

●	In November 2011, SRI commissioned the first EC250 field test unit at the U.S. Army base at Fort Benning, Georgia. The project was funded by the U.S. Department of Defense, or DoD, Environmental Security Technology Certification Program, or ESTCP, which seeks innovative and cost-effective technologies to address high-priority environmental and energy requirements for the DoD. As part of the ESTCP protocol, SRI conducted independent verification tests in October 2012. Exhaust emission measurements were taken in accordance with standard EPA reference methods. The EC250 emissions were far below the allowable NOx limits of the California Air Resources Board 2013 waste gas standards, which are considered to be among the strictest standards in the world.

●	In June 2014, our first commercial EC250 Powerstation was installed at a landfill in the Netherlands that is owned and operated by Attero, one of the leading waste management companies in the Netherlands.

●	In July 2015, we completed the installation of our self-constructed Multi-Fuel Test Facility, or MFTF, located next to our corporate offices in Irvine, California. The MFTF will become a critical element to our ongoing development initiatives, enabling our engineering team to continue to test a wider range of low-quality gases that could be used to fuel our Power Oxidizers in the future, and also to experiment with (and prove the feasibility of) different sizes of future Power Oxidizer systems.

●	In June 2016, we completed the integration of the Dresser-Rand KG2-GEF 2 MW gas turbine and our Power Oxidizer, which resulted in the first commercial KG2/PO unit. Between June and December 2016, we successfully conducted the FSAT protocols under the CLA.

●

In December 2016, the first two KG2/PO units were installed at a biorefinery site in Stockton, California owned by Pacific Ethanol. The two KG2/PO units were each energized and operated at power in late 2016 and operated as designed during commissioning work performed in the first quarter of 2017. Final commissioning, which we expect in the second quarter of 2017, has been delayed due to reasons outside of the scope of our involvement in the project.

We have made, and will continue to make, substantial investments in research and development. Research and development costs for the years ended December 31, 2016 and 2015 were $3.6 million and $3.4 million, respectively.

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

We believe that Power Oxidation technology is a patent domain largely independent from combustion. Within the patent domain, the technology has been described as “Gradual Oxidation,” as the patents were filed prior to our management’s decision in late 2014 to change the process name to “Power Oxidation.” Our current patent grants and pending applications consist of:

●	Patents granted: 44

○	33 U.S. patents
○	11 non-U.S. patents

●	Pending applications: 21

○	6 U.S. applications
○	15 non-U.S. applications

We intend to continue to protect our Power Oxidation technology in current patent application filings and expect to file additional patent applications for various implementations, markets and uses as we continue to develop our technology.

Global Energy Market and Government Policies

As most countries around the world continue to industrialize, the industrial plants/facilities representing a broad range of industries result in a rapidly growing demand for more electricity and more on-site steam. Our market research indicates that there are approximately three million industrial facilities around the world that could potentially use over 250kW of power, and collectively they consume approximately $800 billion in energy costs in order to operate their plants. These same industrial facilities, located all around the world and across a broad range of industries, also represent about 36% of the world’s greenhouse gas emissions. These emissions have led to environmental concerns, political legislation geared towards promoting renewable power and policy trends for eliminating harmful gases and waste products.

The combination of these trends and challenges places us in a unique position to capitalize on a growing need for on-site power, steam and heat, while at the same time productively utilizing the low-quality industrial gases that are rapidly becoming a significant global concern.

Recent international agreements, policy announcements, and environmental legislation, either already enacted or proposed, support the continued commercialization and scale up of our Power Oxidizer technology. We believe that the capabilities of our technology fit well within the global focus on all of the following:

●	Maximizing methane usage from all sources to eliminate flared gas;

●	Industrial waste gas destruction to prevent emissions of the waste gases into the atmosphere; and

●	Efficient on-site energy generation, while minimizing emissions.

We believe that our technology provides an attractive financial return on investment for industrial facilities in many regions of the world, without any financial incentives that are typically necessary for renewable power projects. In addition, we are seeing an increasing amount of significant new regulations, policies and international agreements being enacted globally that potentially benefit our business and potentially accelerate the decision-making process made by companies that are considering the deployment of our technology. Some of these regulations, policies and international agreements that we believe are the most pertinent to our value proposition are listed below. While most of these policies are either non-binding or carry limited penalties, we believe they represent the general direction of air quality standards for many geographic locations. Although such policies are generally non-binding or carry limited penalties, we believe that some industries are moving to comply with such policies, which often takes months or years to plan and implement. Companies that voluntarily comply with such policies often do so to generate positive public relations and/or to avoid public backlash. As public pressure through news and social media streams to reduce air pollution intensifies, we believe that some companies are beginning to voluntarily comply with these policies. We believe that such public pressure may encourage potential customers to consider our product solutions, which they may not otherwise have considered. Notwithstanding the foregoing, we are unable to predict the likely future course of relevant regulations and policies in the United States due to recent efforts by the current presidential administration and others to rescind or repeal certain existing goals, policies and regulations designed to address climate change and reduce certain gas emissions and the uncertain impact of such actions on both federal and state levels. Any successful efforts to rescind or repeal such goals, policies and regulations may negatively impact our value proposition and/or reduce or eliminate existing incentives to adopt our products.

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

Figure 7

The regulations, policies and international agreements above are examples of the evolving policy landscape for global energy as well as the pressures on industries to reduce their emissions. Our Power Oxidizer can enable many of the intensive industrial facilities worldwide to comply and benefit from these changing environmental and energy policies. The Power Oxidizer utilizes polluting methane and waste gases to efficiently produce the heat needed to generate energy (electricity and/or steam) on-site. This enables industrial facilities to offset their purchases of utility power and fuels, while also destroying polluting gases and drastically reducing their NOX emissions.

Current and Future Efforts

Our research and development efforts are currently focused on the following activities:

●	Commercializing and installing technology into vertical markets. We are currently working to successfully commercialize and install our technology into several of the five vertical industrial markets discussed under the subheading “Industrial Target Markets (excluding landfills).” Thus far, we have successfully commercialized our technology into old, inactive landfills and have worked with Dresser-Rand to commercialize our technology into a large fuel ethanol distillery. As we continue to evolve, we intend to demonstrate the technical feasibility and economic value of deploying our technology into a variety of additional industries that currently generate waste gases.

●	Integration with heat applications. We are currently working to integrate our Power Oxidizer technology with a variety of industrial heat applications such as dryers, ovens, boilers, and water chillers and commercialized within industrial facilities (across the same broad base of industries we already target) in order to provide additional value propositions for our current and future gas turbine products.

●	Scaling up to other sized gas turbines. We have already established close working relationships with several other gas turbine manufacturers and large industrial partners to facilitate the potential development of additional systems.

●	Expanding the global reach of our technology. Further developing our technology to work with industrial heat applications will allow us to partner with global manufacturers of heat equipment and access new markets.

●

Integration with anaerobic digesters. We believe that the partnership with anaerobic digesters will provide for a greater variety of waste feed stocks that can be converted to unrefined organic gas fuels which could be used as a fuel source for our Power Oxidizers.  We see this integration as critical to penetrating some of our highest potential vertical markets such as wastewater treatment and animal rendering.

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

For the EC250 units, we purchase gas turbines from a single supplier, FlexEnergy. The Power Oxidizers used in our KG2/PO units are bundled with Dresser-Rand gas turbines as a single sourced supplier.

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

Employees

As of April 10, 2017, we have 13 full-time employees. None of our employees are covered by a collective bargaining agreement. We believe our relationship with our employees is good. We also employ consultants, including technical advisors and other advisors, on an as-needed basis to supplement existing staff.

Corporate Information

Ener-Core, Inc. was incorporated in Nevada in April 2010 under the name “Inventtech Inc.” Our operating subsidiary, Ener-Core Power, Inc., was incorporated in Delaware in July 2012 under the name “Flex Power Generation, Inc.” Ener-Core Power, Inc. became our subsidiary in July 2013 by way of a reverse merger transaction, or the Merger, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reverse Merger.”

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

The address of our corporate headquarters is 8965 Research Drive, Irvine, California 92618, and our telephone number is (949) 616-3300. Our website address is www.ener-core.com. The information that is contained on, or that may be accessed through, our website is not a part of this report. We have included references to our website in this report solely as inactive textual references.

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

We have never been profitable and, as of December 31, 2016 we had an accumulated deficit of $41.2 million. We incurred net losses of $10.0 million in the year ended December 31, 2016 and net losses of $13.1 million and $10.5 million in the years ended December 31, 2015 and 2014, respectively. We expect to continue to incur net losses for the foreseeable future as we continue to develop our products and seek customers and distribution for our products. Because of the risks and uncertainties associated with developing and commercializing our products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unsuccessful in addressing these risks, our business may fail and investors may lose all of their investment.

Our limited operating history makes evaluating our business and future prospects difficult, and may increase the risk of your investment.

We design, develop, license and manufacture products based on proprietary technologies that aim to expand the power-generation range of gaseous fuels. While we shipped our first commercial product, the Ener-Core Powerstation EC250, in November 2013, and installed our first two KG2/PO systems in 2016, to date, our other manufacturing efforts have been limited to our prototype units and the assembly of our Multi-Fuel Test Facility used in research and development. As such, we have a limited operating history with respect to designing and manufacturing systems for producing continuous energy from a broad range of sources, including previously unusable low quality waste gases, providing a limited basis for investors to evaluate our business, operating results, and prospects. Additionally, while the basic technology has been verified, our ability to accurately forecast the cost of producing and distributing our systems or technology or to determine a precise date on which our systems or technology will be widely released is limited.

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

There is no assurance that we will operate profitably or generate positive cash flow in the future. As of December 31, 2016, we had $1.4 million in cash and cash equivalents (including restricted cash). We will require additional financing in order to proceed with the manufacture and distribution of our products, including our EC250, KG2/PO and other Power Oxidizer products. During the next 12 months, we currently project our cash needs to be in excess of $6.5 million, currently budgeted for employee, occupancy and related costs ($3.5 million), professional fees and business development costs ($0.5 million), research and development programs ($0.5 million), corporate filings ($0.5 million) and working capital ($1.5 million). We will require additional financing if the costs of the development and operation of our existing technologies are greater than we have currently anticipated or if we are not successful in earning revenues. Our sales and fulfillment cycle can exceed 24 months, and we do not expect to generate sufficient revenue in the next 12 months to cover our operating costs.

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

Since inception, we have experienced recurring operating losses and negative cash flows and we expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. Without additional financing, these conditions raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue in operation for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. As a result, the report of our independent registered public accounting firm that accompanies our audited consolidated financial statements for the years ended December 31, 2016 and 2015, respectively, contains going concern qualifications and our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern. In addition to our history of losses, our accumulated deficits as of December 31, 2016, December 31, 2015, and December 31, 2014 were approximately $41.2 million, $31.1 million, and $18.0 million, respectively. At December 31, 2016, December 31, 2015 and 2014, we had cash and cash equivalents (including restricted cash) of $1.4 million, $2.8 million, and $2.2 million, respectively.

In order to continue as a going concern, we will need, among other things, additional capital resources. Our management’s plan is to obtain such resources by seeking additional equity and/or debt financing. During 2016, we raised a total of $4.6 million through debt financing, raised $3.0 million through equity financing and refinanced $5.0 million of our outstanding indebtedness. During 2015, we raised a total of $5.0 million through debt financing and $3.3 million through equity financing. We may be required to raise capital on unfavorable terms, assuming opportunities to raise capital are even available to us. Our failure to obtain additional capital would have an adverse effect on our financial position, results of operations, cash flows, and business prospects, and ultimately on our ability to continue as a going concern. If we are unable to obtain adequate capital, we could be forced to cease operations.

Any incurrence of additional indebtedness could adversely affect our ability to operate our business, remain in compliance with existing or future debt or commercial covenants, make payments on our debt and limit our growth.

As of April 10, 2017, we had $10.4 million of indebtedness outstanding, consisting of the principal balance and accrued interest on our outstanding convertible senior secured notes, originally issued in April and May 2015 and December 2016, or the Senior Notes, and convertible unsecured notes, originally issued in September 2016, or the Convertible Unsecured Notes, and balances due on capital lease financings.

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

Our products are being sold into mature markets and represent an emerging and unproven technology. We cannot be certain as to whether our targeted customers will accept our technology or will purchase our products in sufficient quantities to allow our business to grow. To succeed, demand for our current products must increase significantly in existing markets and there must be strong demand for products that we introduce in the future. If a sustainable market fails to develop or develops more slowly than we currently anticipate, we may be unable to recover the losses we have incurred to develop our products, we may have further impairment of assets, and we may be unable to meet our operational expenses. The development of a sustainable market for our systems may be hindered by many factors, including some that are out of our control. Examples include:

●	customer reluctance to try a new product or concept;

●	the relaxing of regulatory requirements or policies regarding the environment;

●	potential customers’ perception that our EC250, KG2/PO and other Power Oxidizer products that we may develop are not competitive on a cost basis;

●	the costs associated with the installation and commissioning of our EC250, KG2/PO and other Power Oxidizer products that we may develop;

●	maintenance and repair costs associated with our products;

●	economic downturns and reduction in capital spending;

●	customer perceptions of our products’ safety, quality and effectiveness;

●	customer and potential customer awareness of our products;

●	the emergence of newer, more competitive technologies and products;

●	the financial and operational stability of our turbine partners;

●	the inability of our turbine partners to fulfill orders in a timely manner;

●	excessive warranty-related costs associated with parts replacement for Power Oxidizer or turbine components for Powerstations operating in the field; and

●	the inability of our commercial partners to successfully sell and market our co-branded Power Oxidizer products.

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

We have sold, and our business plan anticipates that we will continue to sell, products with warranties. There can be no assurance that the provision for estimated product warranty will be sufficient to cover our warranty expenses now or in the future. We cannot ensure that our efforts to reduce our risk through warranty disclaimers will effectively limit our liability. While we expect warranty costs to decrease significantly on a per unit basis, the limited operating time for our commercial units makes our warranty and other post-sale charges difficult to estimate. Further, we may, at times, undertake programs to enhance the performance of units previously sold. Such enhancements may be provided at no cost or below our cost. If we choose to offer such programs, such actions could result in significant additional costs to our business. For example, during 2014, we provided for a warranty reserve of $242,000 for our initial EC250 commercial unit to allow for full replacement of key components primarily related to sub-components furnished by our suppliers. For the KG2/PO units delivered to Pacific Ethanol in 2016, we expect to provide a combined warranty reserve of approximately $500,000. If our commercial units have greater than expected warranty related expenses or if we experience warranty costs associated with our oxidizer units, we may experience lower gross margins on our products or we may be required to increase our expenses to re-engineer our Power Oxidizer products. Further, any significant incurrence of warranty expense in excess of estimates could have a material adverse effect on our operating results, financial condition, and cash flow.

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

In addition to environmental concerns, the market for alternative energy technologies is driven in part by customers’ desire for stable, cost-effective energy production methods, including technologies that minimize waste or allow use of waste gases to capture more value from traditional energy production methods. Although increases or volatility in the costs of traditional energy production, including the cost of additives to flare or use waste gases, may drive some interest in our technology, significant reductions in the cost of traditional energy production and resources could have the opposite effect, resulting in decreased willingness by customers to invest in comparatively unproven alternative energy technologies. If traditional energy production costs and pricing drop significantly for a sustained period of time, customers may not view our products as providing a comparative economic benefit and we may not be able to compete successfully in our target markets.

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

Our Power Oxidizer products are currently commercialized in a manner that is fully integrated with a gas turbine, thus providing a complete Powerstation to the ultimate customer and operator. We purchase the turbines for the 250 kW Powerstations from an independent third party. The availability of these turbines is dependent on the current commercial backlog and financial stability of their manufacturers. A lengthy sub-component fulfillment timeframe could impact our ability to timely deliver a Powerstation and therefore could delay our revenues. The turbines are typically long lead time components and the pricing of these turbines could increase over time, causing the overall price of the integrated Powerstation to become commercially uncompetitive, which would hinder sales of our Power Oxidizer products or render them prohibitively expensive, which would result in decreased profit margins. Once operational, any issues in the reliability of the turbine, either due to issues with the Power Oxidizer or any inherent flaws in the turbine, could result in excessive warranty obligations for us and a level of operational reliability that is deemed unsatisfactory by our customers, which could hurt our relationships with our customers and materially and adversely affect our business, prospects, operating results and financial condition.

We are dependent on our suppliers, some of which are single or limited source suppliers, and the inability or refusal of these suppliers to deliver necessary components at prices, volumes, and schedules acceptable to us would have a material adverse effect on our business, prospects, operating results, and financial condition.

We are continually evaluating, qualifying, and selecting suppliers for our gas-to-heat and electricity conversion systems. For our Power Oxidizer units, our raw materials generally consist of readily available pipes, tanks and machined metal products made of steel and other readily available commercial metals. We also purchase an integrated controls system that is configured from off-the-shelf units. However, for certain proprietary components, we use parts that are single-sourced from certain suppliers for machined parts designed and built to our specifications. For example, we purchase gas turbines for our EC250 units from a single supplier, FlexEnergy, and the Power Oxidizers used in our KG2/PO units are bundled with Dresser-Rand gas turbines as a single sourced supplier. We expect to move away from single-sourced suppliers as our production levels increase and with future modifications to our products. We also intend to source globally from a number of suppliers, some of whom may, however, be single source suppliers for these components, in particular for the gas turbine sub-component. While we attempt to maintain the availability of components from multiple sources, it may not always be possible to avoid purchasing from a single source. To date, we have no qualified alternative sources for any of our single-sourced components.

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

We cannot determine how any deregulation or restructuring of the electric utility industry may ultimately affect the market for our products. Changes in regulatory standards or policies that currently support investment in more environmentally efficient power production could reduce the level of investment in the research and development of alternative power sources, including gas-to-heat and electricity conversion systems. Changes in the regulation or structure of the electric utility industry may result in rule changes that create challenges for our marketing and sales efforts. For example, as part of electric utility deregulation, federal, state, and local governmental authorities may impose transitional charges or exit fees, which would make it less economical for some potential customers to switch to our products, thereby materially adversely affecting our revenue and other operating results. Further, we are unable to predict the likely future course of relevant regulations and policies in the United States due to recent efforts by the current presidential administration and others to rescind or repeal certain existing goals, policies and regulations designed to address climate change and reduce certain gas emissions and the uncertain impact of such actions on both federal and state levels. Any successful efforts to rescind or repeal such goals, policies and regulations may negatively impact our value proposition and/or reduce or eliminate existing incentives to adopt our products.

Our business depends substantially on the continuing efforts of certain personnel whose absence or loss could materially disrupt our business.

Our future success depends substantially on the continued services of our executive officers, especially our Chief Executive Officer, Alain J. Castro, our Chief Financial Officer, Domonic Carney, our engineering vice president, Douglas Hamrin and our Director of Product Sales, Mark Owen. If one or more of these persons were to become unable or unwilling to continue in their present positions, we may not be able to replace them readily or timely, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain their replacements, if any acceptable persons may be found. In addition, if any of our executive or engineering officers joins a competitor or forms a competing company, we may lose some of our customers or potential customers.

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

The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we report annually on the effectiveness of our internal control over financial reporting and that our principal executive officer and principal financial officer conclude as to the effectiveness of our disclosure controls and procedures on a quarterly basis. Among other things, we must perform systems and processes evaluation and testing. We must also conduct an assessment of our internal controls to allow management to report on our assessment of our internal control over financial reporting, as required by Section 404 of Sarbanes-Oxley. We have identified material weaknesses in our internal control over financial reporting as of December 31, 2016. As defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Specifically, we determined that we had the following material weaknesses in our internal control over financial reporting: (i) we do not have full written documentation of all of our internal control policies and procedures; (ii) we do not have sufficient segregation of duties within accounting functions, which is a basic internal control; (iii) for the year ended December 31, 2016, we had inadequate controls over our costing and accounting for our capitalized inventory and project costing including a lack of a perpetual inventory system and (iv) for the year ended December 31, 2016, management concluded that (a) our management information systems and information technology internal control design was deficient because the potential for unauthorized access to certain information systems and software applications existed during 2016 in several departments, including corporate accounting, and (b) certain key controls for maintaining the overall integrity of systems and data processing were not properly designed and operating effectively, which increased the likelihood of potential material errors in our financial reporting.

As of December 31, 2016, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective at the reasonable assurance level. This conclusion was due to the presence of material weaknesses in our internal control over financial reporting, as described above.

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

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

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

An active or liquid market in our common stock or securities exercisable or convertible for our common stock does not currently exist and might not develop or, if it does develop, it might not be sustainable. The last reported sale price of our common stock on the OTCQB Marketplace on April 10, 2017 was $2.00 per share. The historic bid and ask quotations for our common stock, however, should not be viewed as an indicator of the current or historical market price for our common stock nor as an indicator of the market price for our common stock if our common stock were to be listed on a national securities exchange. The offering price for our securities as issued by the Company from time to time is determined through discussions between the Company and the prospective investor(s), with reference to the most recent closing price of our common stock on the OTCQB Marketplace, and may vary from the market price of our securities following any offering. Further, our trading volume on the OTCQB Marketplace has been generally very limited.

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

As of April 13, 2017, we have outstanding options and warrants to purchase an aggregate of 6,004,818 shares of our common stock at exercise prices ranging from $2.50 to $50.00 per share. Of these, 645,937 represent shares underlying employee and director options with exercise prices ranging from $2.50 to $24.00 per share and 5,358,881 represent shares underlying warrants at exercise prices ranging from $3.00 to $50.00 per share. As of April 13, 2017, we also have outstanding convertible notes with an aggregate principal amount of $10.4 million, which are convertible into shares of our common stock in accordance with the terms of such notes at a conversion price of $2.50 per share.

Further, the trading price of our securities could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, or when there is a large number of shares of our common stock available for sale, as would occur in the event of an exercise of outstanding options and/or warrants or a conversion of our outstanding convertible notes.

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

Our leadership and principal stockholders own or, upon exercise of outstanding convertible notes and warrants, could own, a large percentage of our voting stock, which would allow them to influence substantial control over matters requiring stockholder approval.

Currently, our executive officers, directors, Like Capital Limited, SAIL Exit Partners, LLC and its affiliates and Jeneration Capital Master Fund and its affiliates beneficially own approximately 55.6% of our outstanding common stock, based on the beneficial ownership at April 10, 2017. If these stockholders act together, they may be able to elect our board of directors, depending on stockholder participation at our annual meetings, and may significantly influence most other matters requiring approval by stockholders, including the approval of mergers, going private transactions, and other extraordinary transactions, as well as the terms of any of these transactions. Further, but for the application of blocker provisions in certain security instruments that subject the conversion or exercise of such instruments, as applicable, to 4.99% or 9.99% beneficial ownership limitations, a number of additional stockholders would beneficially own greater than ten percent of our outstanding common stock at April 10, 2017. If these stockholders were to exercise such instruments to the maximum extent possible, absent such blocker provisions, such stockholders would have the ability to also obtain a substantial interest in our Company. This concentration and potential further concentration of ownership could have the effect of delaying a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could in turn have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the then-prevailing market price for their shares of common stock.

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

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our securities.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority, or FINRA, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements may make it more difficult for broker-dealers to recommend that their customers buy our securities, which may limit your ability to buy and sell our securities and have an adverse effect on the market for our securities.

We are a former “shell company” and, as such, are subject to certain limitations not applicable to other public companies generally.

Prior to our reverse merger transaction in July 2013, we were a public reporting “shell company,” as defined in Rule 12b-2 under the Exchange Act. Although we are no longer a “shell company,” the Rule 144 safe harbor available for the resale of our restricted securities is only available to our stockholders if we have filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months, other than current reports on Form 8-K, at the time of the proposed sale, regardless of whether the restricted securities were initially issued at the time we were a shell company or subsequent to termination of such status. Other reporting companies that are not former shell companies and have been reporting for more than 12 months are not subject to this same reporting threshold for non-affiliate reliance on Rule 144.

As a result of the restrictions applicable to former shell companies, we may be less successful in offering registered securities to investors and investors may have less interest in obtaining restricted securities, which may materially and adversely affect our ability to efficiently and timely raise additional financing, if we are able to do so at all.

Further, as shell companies and reverse merger transactions have been, and remain to some degree, subject to additional scrutiny by the SEC, FINRA and the national securities exchanges, our prior shell company status and the reverse merger transaction that terminated it may result in delays in the completion of any offering and our attempt to qualify for and list on a national securities exchange. Specifically, as a former shell company and subject of a reverse merger transaction, we are required to demonstrate the ability to maintain a threshold per share market price for an extended trading period in order to qualify for listing on a national securities exchange. If we are unable to do so, we will breach certain contractual obligations and may need to complete additional securities issuances on terms and at pricing that would be materially adverse to our financial condition and dilutive to our stockholders.

The indemnification rights provided to our directors, officers and employees may result in substantial expenditures by us and may discourage lawsuits against its directors, officers, and employees.

Our certificate of incorporation and bylaws contain provisions permitting us to enter into indemnification agreements with our directors, officers, and employees. We also have contractual obligations to provide such indemnification protection to the extent not covered by directors’ and officers’ liability insurance. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against our directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit us and our stockholders.

To date, we have not paid any cash dividends and we do not anticipate paying any such dividends in the foreseeable future.

We have never paid cash dividends on our capital stock. We do not currently anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends. We presently intend to retain all earnings for our operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

For the year ended December 31, 2016 and through March 31, 2017, our headquarters were located at 9400 Toledo Way, Irvine, California 92618. The property consisted of a mixed use commercial office, production, and warehouse facility of 32,649 square feet and expired December 31, 2016. We extended the lease at a reduced rate until March 31, 2017.  The monthly rent was $26,825 for 2016 and reduced to $15,000 per month for the three months ending March 31, 2017. As of April 1, 2017, our headquarters is located at 8965 Research Drive, Irvine, CA 92618 and consists of a mixed use commercial office of 4,960 square feet. From January through March 2017, our monthly rent was $15,000 for the Toledo Way property holdover and, from April 1, 2017, our monthly rent is $10,168 per month, with annual escalations on April 1, 2018 to $10,473 per month and on April 1, 2019 to $10,787 per month for the Research Drive property. The Toledo Way lease terminated on April 1, 2017 and the Research Drive property lease expires on March 31, 2020.

As of March 31, 2017, our combined remaining minimum lease payments for both the residual three months at Toledo Way and the new lease at Research Drive through March 31, 2020 is $422,000.

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

	Closing Bid
	High ($)	Low ($)
Year ended December 31, 2015
First Quarter	13.00	6.50
Second Quarter	14.00	6.50
Third Quarter	8.00	2.75
Fourth Quarter	7.00	3.63

	Closing Bid
	High ($)	Low ($)
Year ended December 31, 2016
First Quarter	5.30	2.80
Second Quarter	4.75	3.20
Third Quarter	4.00	2.30
Fourth Quarter	3.10	1.52

Based on the records of our transfer agent, we had 4,063,660 shares of common stock issued and outstanding as of April 10, 2017.

Holders

Based on the records of our transfer agent, there were 130 stockholders of record of our common stock as of April 10, 2017 (not including beneficial owners who hold shares at broker/dealers in “street name”).

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

Recent Sales of Unregistered Securities

On December 13, 2016, we issued 44,444 shares of our common stock to an accredited investor upon conversion by such investor of an outstanding convertible senior secured promissory note originally issued on May 9, 2015 at a conversion price of $2.50 per share.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for fiscal years ended December 31, 2016 and 2015, should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors” and “Description of Business” sections and elsewhere in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this report. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Overview

Our proprietary and patented Power Oxidation technology is designed to create greater industrial efficiencies by providing the opportunity to convert low-quality organic waste gases generated from industrial processes into usable on-site energy, therefore decreasing both operating costs and significantly reducing environmentally harmful gaseous emissions. We design, develop, license, manufacture and market our Power Oxidizers, which, when bundled with an electricity generating turbine in the 250 kilowatt, or kW, and 2 megawatt, or MW, sizes, are called Powerstations. We currently partner and are pursuing partnerships with large established manufacturers to integrate our Power Oxidizer with their gas turbines, with the goal to open substantial new opportunities for our partners to market these modified gas turbines to industries for which traditional power generation technologies previously were not technically feasible. We currently manufacture our Powerstations in the 250 kW size and manufacture just the Power Oxidizer for the 2 MW size. Beginning in 2017, Dresser-Rand a.s., a subsidiary of Dresser-Rand Group Inc., a Siemens company, or Dresser-Rand, will manufacture the 2 MW Power Oxidizers under a manufacturing license and will pay us a non-refundable license fee for each unit manufactured by Dresser-Rand.

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

Our Products and Value Proposition

We have developed a 250 kW Power Oxidizer that we integrate with a 250 kW gas turbine to produce 250 kW Powerstations. We have Powerstations currently in operation at a landfill site in the Netherlands and at the Irvine campus of the University of California, Irvine, and one additional Powerstation currently in the production phase expected to be installed at a landfill in southern California. We have also built a Power Oxidizer of a significantly larger size, capable of generating sufficient heat and airflow to power a KG2 turbine produced by Dresser-Rand. Together, the Power Oxidizer and KG2 turbine comprise a 2 MW KG2/PO unit. The initial unit was constructed in the first quarter of 2016 and was used in field tests during 2016 at a third party location in Southern California. We have sold two 2 MW KG2/PO units to Dresser-Rand, each of which were delivered to the Stockton, California biorefinery site owned by Pacific Ethanol in October 2016. In December 2016, we combined the 2 MW Power Oxidizers with KG2 turbines and installed the resulting KG2/PO units. Final commissioning has been delayed due to project changes outside of the scope of our deliverables under the larger project installation, although we expect final commissioning to occur in the second quarter of 2017. We believe this scaled-up version of our Power Oxidizer, once combined with the KG2 turbine, results in a Powerstation product that is better aligned with the scale of emissions (and energy requirements) observed at the industrial facilities that we believe stand to benefit most from this technology. As with the 250 kW Powerstation, the larger Powerstations are designed to provide an alternative to typical combustion-based power generation and enable industries to utilize their own waste gases to generate power.

We also expect to integrate our Power Oxidizer technology into additional sized gas turbines as well as other applications that can use the heat generated by our Power Oxidizers to power other industrial applications. We believe other waste gas-to-heat opportunities, powered by an ultra-low pollution Power Oxidizer, include: (i) the generation of steam from coupling a Power Oxidizer with a traditional steam boiler, (ii) use in industrial grade dryers for kilns or industrial drying customer requirements, and (iii) use in industrial chiller units for customers requiring cold air or water in their processes.

We believe our Power Oxidizers provide a significantly lower fuel cost per kilowatt hour since they can operate using both premium and refined natural gas, a wide variety of lower quality, low hydrocarbon gases, traditionally considered to be “waste” gases, as well as certain volatile organic compounds, or VOCs, such as paint solvents. These gases and compounds are typically seen as a waste by-product of industrial processes, which often represent a source of pollution and, in turn, require expensive waste abatement equipment and significant recurring operating costs. As such, our Power Oxidizers are designed to serve as an opportunity for our industrial customers to reduce their fuel costs.

We also believe our Power Oxidizers provide a superior air pollution waste abatement solution for industrial customers. Typically, industrial customers require electricity and steam and generate industrial gases as a by-product of their facility operations. Prior to the introduction of our Powerstations, these customers would purchase or produce energy using a traditional gas turbine, which uses a combustion chamber to ignite natural gas and generates air pollution in the form of carbon dioxide, carbon monoxide and nitrogen oxides. The gas turbine and by-product gases generally require pollution control equipment and recurring costs in order to comply with existing pollution standards, which vary by geography. Since both the natural gas fuel and the industrial by-product gases oxidize in our Power Oxidizers over a much longer time than combustion heat sources, the Power Oxidizer reduces both the gas fuels and by-products to levels below substantially all of the existing and proposed air quality emission standards in most areas of the world.

Dresser-Rand 2 MW Integration

During the year ended December 31, 2016, we allocated a significant portion of our resources, including nearly all of our engineering staff and additional consultants, to the completion of our initial 2 MW Power Oxidizer, which we subsequently integrated with the Dresser-Rand KG2-3GEF turbine to create a 2 MW KG2/PO unit. The initial system was fully constructed in the second quarter of 2016 and began an initial test run in the third quarter of 2016. Final field tests were conducted on the initial system in the fourth quarter of 2016.

On November 14, 2014, we entered into a Commercial License Agreement, or, as amended, the CLA, with Dresser-Rand through our wholly-owned subsidiary, Ener-Core Power, Inc., which granted Dresser-Rand the right to market and sell the Dresser-Rand KG2-3GEF 2 MW gas turbine coupled with our Power Oxidizer, or a Combined System. The CLA grants Dresser-Rand exclusive rights to commercialize our Power Oxidizer, within the 1–4 MW range of power capacity, bundled with the Dresser-Rand KG2 gas-turbine product line. As part of the CLA, Dresser-Rand agreed to pay us a $1.6 million initial license fee, under the condition that we were able to successfully scale up the technology to a size of 2 MW. Dresser-Rand also agreed to achieve annual sales thresholds agreed to by both companies in order to retain the exclusivity of the commercial license. Upon payment of the initial license fee in full, Dresser-Rand obtained an exclusive license to sell our Power Oxidizer within the 1–4 MW range of power capacity, bundled with a gas-turbine to generate electricity.

The CLA called for a series of technical milestones. The first technical milestone involved the completion of a “Sub-Scale Acceptance Test,” or SSAT, which we successfully completed in July 2015. The second technical milestone was the “Full-Scale Acceptance Test,” or FSAT, which included a multitude of tests using a full, working Combined System. During the second half of 2015 and continuing into the first quarter of 2016, we constructed the Combined System, which was substantially complete as of September 30, 2016. We commissioned the Combined System in the second quarter of 2016 and began the FSAT procedures. We conducted an additional set of tests in November 2016 and provided the test results to Dresser-Rand in December 2016. As of April 2017, we had passed all required FSAT-related field tests conducted to date. We were unable to conduct one required test due to system issues beyond our control, but we expect to perform this final test in the second quarter of 2017.

The CLA also requires the satisfaction of certain binding conditions, all fully satisfied in 2015, in order for Dresser-Rand to be obligated to perform its covenants under the CLA, which covenants include the payment of license fees into escrow, the acceptance of binding purchase orders from its customers for KG2/PO units, the issuance of binding purchase orders to us for Power Oxidizer units and the performance of additional engineering services required for the FSAT. In March 2015, the CLA was amended to revise the second binding condition. The revised binding condition eliminates the need for a bond but requires the $400,000 quarterly cash payments due from Dresser-Rand to be paid into a cash escrow account. In September 2016, we and Dresser-Rand mutually agreed to release the escrowed cash of $1.1 million in net license fees and, in October 2016, the escrow account was closed. In October 2016, we shipped the first two KG2/PO units to the Pacific Ethanol location in Stockton, California for further implementation with the Dresser-Rand KG2 turbines. These systems were installed and initially started up in December 2016. Final commissioning is expected in the second quarter of 2017 after project deliverables and tasks outside of the scope of our commissioning obligations are completed by other parties.

Dresser-Rand Commercial and Manufacturing Agreement

On June 29, 2016, we entered into a Commercial and Manufacturing License Agreement, or the CMLA, with Dresser-Rand, through our wholly-owned subsidiary, Ener-Core Power, Inc. In April 2017, we amended the terms of the CMLA to make the CMLA effective as of January 1, 2017, at which time it superseded and replaced the CLA.

Under the CMLA, as amended, Dresser-Rand will have a worldwide license to manufacture, market, commercialize and sell the Power Oxidizer as part of the Combined System within the 1 MW to 4 MW range of power capacity, or the License. Initially, the License will be exclusive, even as to us, and will remain exclusive for so long as Dresser-Rand sells a minimum of number of units of the Combined System in each Sales Threshold subject to certain conditions and exceptions. The Initial Sales Threshold shall begin on the earlier of the “Initial System Completion Date” or July 15, 2017 and shall be fifteen months long. The Initial System Completion Date is the date at which the final operational field test is accepted by D-R and is expected in the second quarter of 2017. Each subsequent Sales Threshold shall be one year in length thereafter. If Dresser-Rand does not meet either the initial or any subsequent Sales Threshold, and the Sales Threshold is not otherwise waived, Dresser-Rand may maintain exclusivity of the License by making a true-up payment to us for each unit that is in deficit of the Sales Threshold, or a True-Up Payment; provided, however, that Dresser-Rand may not maintain an exclusive License by making a True-Up Payment for more than two consecutive sales threshold periods. In the event Dresser-Rand does not meet the Sales Threshold, does not qualify for a waiver and elects not to make the True-Up Payment, the License will convert to a nonexclusive License.

Upon a sale by Dresser-Rand of a Combined System unit to a customer, before any discounts, the CMLA requires Dresser-Rand to make a license fee payment to us equal to a percentage of the sales price of the Combined System purchased, in accordance with a predetermined fee schedule that is anticipated to result in a payment of between $370,000 and $650,000 per Combined System unit sold, or the License Fee. Payment terms to us from Dresser-Rand will be 50% of each License Fee within 30 days of order and 50% upon the earlier of the Combined System commissioning or twelve months after the order date.

In April 2017, we executed an amendment to the CMLA with Dresser-Rand, pursuant to which Dresser-Rand agreed to pay us $1.2 million in April 2017 in cash, which represents advance payments on license fees for KG2/PO units representing less than the required minimum number of licenses which would otherwise be required to maintain their exclusivity under the CMLA. In exchange for this payment, we have agreed to provide a total credit of $1,760,000 against future license payments associated for these KG2/PO units, consisting of a payment credit of $1,200,000 and an additional discount of $560,000.

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

Under the CLA, we were required to maintain our existing backstop security, or the Backstop Security, in favor of Dresser-Rand in support of all products manufactured, supplied or otherwise provided by us during the period beginning on the execution date of the CMLA, or the Execution Date, and continuing through the expiration of the warranty period for the Combined System units sold to customers as of the Execution Date; Concurrent with the execution of the amendment to the CMLA in April 2017, we and Dresser-Rand modified the Backstop Security requirement. As modified, we are required to maintain a $500,000 Backstop Security, reduced from $2.1 million, and the Backstop Security was extended from June 2017 to March 31, 2018.

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

Commercial Sales Efforts

We are entering the CHP market, which is highly competitive and historically conservative in its acceptance of new technologies. To date, we have sold and delivered one 250 kW commercial Powerstation unit to the Netherlands and have sold one additional 250 kW Powerstation unit to a landfill site in Southern California, which is scheduled for delivery in 2017. We have also sold two 2 MW Power Oxidizers to Dresser-Rand, which were delivered to a Stockton, California biorefinery site owned by Pacific Ethanol in October 2016 and installed in December 2016, but which remain subject to acceptance conditions that were not met as of December 31, 2016. These three systems, combined with the Dresser-Rand license fees of $1.6 million, represent our $4.6 million order backlog as of April 14, 2017. To date, we have billed $4.2 million and collected $4.1 million of our existing backlog.

In May 2016, we received a conditional purchase order for four 250 kW Powerstations expected to be installed on a landfill site in Southern California and scheduled for delivery in late 2017. This order is valued at approximately $4.0 million and is subject to additional pre-sales engineering and permitting requirements.

In April 2017, we executed an amendment to the CMLA with Dresser-Rand, pursuant to which Dresser-Rand agreed to pay us $1.2 million in April 2017. This payment represents an advance payment on future license fees for KG2/PO units to be sold under the CMLA. We have not, as yet, received a purchase order for any system subject to this license fee advance. As such, we do not consider the $1.2 million advance to be backlog as of April 13, 2017.

Dresser-Rand Initial Commercial Activity

In January 2015, Pacific Ethanol announced the first sale of the new KG2-3GEF/PO unit, which placed a two unit order with Dresser-Rand. Pursuant to the terms of the CLA, we began working on the initial phase of these two systems immediately after the announcement of the order received by Dresser-Rand from Pacific Ethanol. After receipt of formal acceptance of the successful completion of the SSAT, in August 2015, we received a binding purchase order from Dresser-Rand for two KG2/PO Power Oxidizer units rated for 1.75 MW for a total purchase price of $2.1 million. We received the entire $2.1 million purchase price in the fourth quarter of 2015 after we satisfied the Dresser-Rand performance security requirement in November 2015. In September 2016, we secured the release of the license fees payable from Dresser-Rand, which had previously been placed in an escrow account and which were contingent upon satisfaction of the FSAT. We received $1.1 million in cash, representing the $1.6 million license fee net of $500,000 paid to Dresser-Rand for engineering services. We have not recognized the license fees as revenues as of December 31, 2016, since the FSAT process was not completed at that time.

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

During 2016, our commercial sales and marketing focus was to work with the domestic and international sales and marketing teams from Dresser-Rand to facilitate additional KG2/PO unit sales in order to drive Power Oxidizer sales. While we expect to close multiple KG2/PO opportunities in 2017, some of our potential orders for KG2/PO units require the successful completion of the FSAT tests and the initial system commissioning, which we expect to occur in the second quarter of 2017. In parallel, our existing internal sales team has continued to advance commercial opportunities and enter new industrial markets with our EC250 product. We have also expanded our understanding of our greater, integrated Powerstation solution and are working towards value-added partnership relationships with key providers of products which can use our ultra-low emissions heat. We also intend to sell the Combined System, a full working KG2/PO unit described above, upon completion of the FSAT procedures. Several parties have expressed interest and we view the possible sale of the Combined System as a potential cash recovery later in 2017.

In April 2017, we executed an amendment to the CMLA with Dresser-Rand, pursuant to which Dresser-Rand agreed to pay us $1.2 million in April 2017, which represents advances on license fees for future KG2/PO systems (as described in greater detail above). We believe that Dresser-Rand’s decision to advance us such license fees future KG2/PO units represents a commitment to the commercial deployment of the KG2/PO units.

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

Operating Expense Reduction

Beginning in the first quarter of 2016, we evaluated our cash spending, including the costs incurred with our withdrawn underwritten public offering. Beginning in the second quarter of 2016 and continuing into the third quarter of 2016, we identified and implemented cost reductions, primarily the reduction of employee and consulting headcount and professional services, and we implemented additional cost reductions later in 2016 and into early 2017, including a further reduction of service provider cash spending and a reduction in our fixed overhead costs.

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

Reverse Stock Split

Our April 2015 and May 2015 senior notes (see discussion below under “Financing Activities”) had three covenants, one of which was the requirement to enter into a reverse stock split in order to increase our share price above $5.00 per share in anticipation of an underwritten public offering. Our board of directors approved a reverse stock split of our authorized, issued and outstanding shares of common stock, as well as our authorized shares of preferred stock, par value $0.0001 per share, of which no shares are issued and outstanding, at a ratio of 1-for-50, or our Reverse Stock Split. On July 8, 2015, the Reverse Stock Split became effective and the total number of shares of common stock held by each stockholder of the Company converted automatically into the number of shares of common stock equal to: (i) the number of issued and outstanding shares of common stock held by each such stockholder immediately prior to the Reverse Stock Split divided by (ii) 50. We issued one whole share of the post-Reverse Stock Split common stock to any stockholder who otherwise would have received a fractional share as a result of the Reverse Stock Split, determined at the beneficial owner level by share certificate. As a result, no fractional shares were issued in connection with the Reverse Stock Split and no cash or other consideration was paid in connection with any fractional shares that would otherwise have resulted from the Reverse Stock Split. All share and per share amounts have been adjusted to reflect the reverse stock split.

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

Financing Activities

March 2016 Debt Amendments

On March 31, 2016, we executed amendments to the convertible senior secured promissory notes originally issued in April and May 2015, or the 2015 Senior Notes, and related Securities Purchase Agreements, or, collectively, the March Amendments, each with certain investors holding the requisite number of conversion shares and warrant shares underlying the 2015 Senior Notes and warrants issued in April 2015 and May 2015 pursuant to the referenced Securities Purchase Agreements, or the April and May 2015 Warrants. The March Amendments (i) removed the requirement that we consummate a “Qualified Public Offering”; (ii) extended the deadline for us to commence trading on a Qualified Eligible Market (as defined in the March Amendments) to no later than April 14, 2016; provided that if we consummated a private offering of its securities resulting in gross proceeds to us of at least $3,000,000 after June 30, 2016 and prior to or on April 14, 2016, or a Qualified Private Offering, such deadline would be automatically extended to October 15, 2016; (iii) provided for the issuance of warrants to purchase up to 500,000 shares of our common stock, each with an exercise price of $5.00 per share, subject to adjustment as set forth within the warrants, or the March Warrants; and (iv) added an additional covenant on behalf of us that, on or prior to April 14, 2016, we would cause our net monthly cash flow directly associated with the CLA, taken together with our monthly capital expenditure spending associated with the CLA, and excluding expenditures associated with the FSAT requirements defined in the CLA, to be neutral or positive, to be accomplished by re-negotiation or termination of such CLA. On April 11, 2016, we consummated a $3 million private offering and thereby satisfied condition (ii) above. On March 31, 2016, we issued warrants to purchase 500,000 shares of our common stock, or the March Warrants, and remained in compliance with the net monthly cash flow covenant listed in (iv) above during all relevant times. On June 29, 2016, we entered into the CMLA with Dresser-Rand, which both companies intended would supersede and replace the CLA. In April 2017, we amended the terms of the CMLA to make the CMLA effective as of January 1, 2017, at which time it superseded and replaced the CLA . Additionally, upon execution of the September Amendments (as defined below), the monthly cash flow covenant listed in (iv) above was removed.

The March Amendments amended the terms of the 2015 Senior Notes to extend the conversion feature until the term of the 2015 Senior Notes and to provide for the issuance of additional warrants. Additionally, in February 2016, pursuant to the terms of the December 2015 amendments to the 2015 Senior Notes, we issued warrants to purchase up to 50,000 shares of our common stock at an exercise price of $12.50 per share, or the February Warrants, and subsequently adjusted the exercise price to $5.00 per share with the issuance of the March Warrants, to $4.00 per share upon the execution of the various warrant amendments on August 24, 2016 (as described below under “August Warrant Amendments”) and to $3.00 per share upon the execution of the amendment and restatement of the 2015 Senior Notes. We accounted for the February Warrants and the March Warrants as derivative liabilities and recorded an additional $148,000 of debt discount upon the issuance of the February Warrants and $1,497,000 of debt discount upon the issuance of the March Warrants.  The December 31, 2015 debt discount and the additional discount recorded in February 2016 and March 2016 is amortized over the expected remaining life of the debt.

Underwritten Offering Withdrawal

On April 5, 2016, we formally requested that the SEC withdraw our registration statement, originally filed in July 2015. The underwritten public offering and a simultaneous listing on a national exchange was originally a requirement under our 2015 Senior Notes. After negotiating the March Amendments, our board of directors determined, with the consultation of our professional advisors, that market conditions in early 2016 were not conducive to a marketed underwritten public offering.

April 2016 Equity Financing

On April 11, 2016, we entered into a stock purchase agreement, pursuant to which we issued to an accredited investor an aggregate of 696,056 shares of our common stock in exchange for gross proceeds of approximately $3.0 million, or the April 2016 Private Placement. The closing of the April 2016 Private Placement satisfied the Qualified Private Offering requirement described in the March Amendments.

August 2016 Warrant Amendments

On August 24, 2016, we executed amendments to certain warrants issued in April and May 2015 Warrants, the additional warrants issued in December 2015, the warrants issued in connection with our equity financing in December 2015, the additional warrants issued in February 2016 and the additional warrants issued in March 2016. The amendments reduced the exercise price of such warrants to $4.00 per share and removed all remaining net cash settlement provisions, as applicable, in each warrant. For the warrants accounted for as derivative liabilities, we marked the warrants to market immediately prior to the change in the strike price to a value of $1,719,000. The removal of the warrant agreement provisions that required derivative accounting resulted in a reclassification of $1,719,000 from derivative liabilities to paid-in capital. The reduction in exercise price to $4.00 resulted in an additional discount to the 2015 Senior Notes of $206,000 which will be amortized to interest expense over the expected remaining life of the 2015 Senior Notes.

September and October 2016 Debt Amendments

Effective as of September 1, 2016, we executed amendments to the 2015 Senior Notes and related Securities Purchase Agreements, or the September Amendments, which are binding upon all of the 2015 Senior Notes. The September Amendments (i) extend the deadline for us to commence trading on a Qualified Eligible Market (as defined in the September Amendments) to no later than December 31, 2016; (ii) provide that we may, on or prior to September 1, 2016, issue to one or more investors up to an aggregate of $1,500,000 principal amount of one-year term unsecured notes and related warrants, and approve the forms of agreements to be executed in connection with the issuance of such unsecured notes and warrants; (iii) remove the covenant on behalf of us related to net monthly cash flow directly associated with the CLA; (iv) extend the earliest date on which the holders of the 2015 Senior Notes may require us to redeem all or any portion of such 2015 Senior Notes until December 31, 2016; and (v) extend the deadline for us to consummate a Further Private Offering (as defined in the 2015 Senior Notes) to December 31, 2016. Effective as of October 21, 2016, we executed amendments to the 2015 Senior Notes to clarify and conform the terms of such 2015 Senior Notes to the terms of previous amendments to such 2015 Senior Notes and the related Securities Purchase Agreements.

September 2016 Convertible Unsecured Notes

On September 1, 2016, we entered into a securities purchase agreement and related note agreements and warrant agreements whereby we issued $1,250,000 in convertible unsecured promissory notes, or the Convertible Unsecured Notes, and detachable five-year warrants to purchase an aggregate of 124,999 shares of our common stock at an exercise price of $4.00 per share, or the September 2016 Financing. We received total gross proceeds of $1,250,000, less transaction expenses of $20,000 consisting of legal costs, for net proceeds of $1,230,000.

The Convertible Unsecured Notes bear interest at a rate of 12% per annum and mature on September 1, 2017; provided, however, that we may not prepay any portion of the outstanding principal and accrued and unpaid interest under the Convertible Unsecured Notes so long as any of the Senior Notes remain outstanding and in no event will the maturity date of such Convertible Unsecured Notes be earlier than at least ninety-one (91) days after the maturity date under the Senior Notes. The Convertible Unsecured Notes are subordinate to the Senior Notes. The Convertible Unsecured Notes were initially convertible at the option of the holder into common stock at a conversion price of $4.31 per share and will automatically convert into shares of common stock in the event of a conversion of at least 50% of the then outstanding (i) principal, (ii) accrued and unpaid interest with respect to such principal and (iii) accrued and unpaid late charges, if any, with respect to such principal and interest, under the 2015 Senior Notes. On November 23, 2016, in connection with the December 2016 Financing (as described below), the conversion price was reduced to $2.50 per share. The Convertible Unsecured Notes also contain a blocker provision that prevents us from effecting a conversion in the event that the holder, together with certain affiliated parties, would beneficially own in excess of 9.99% of the shares of common stock outstanding immediately after giving effect to such conversion. At any time after the issuance date of the Convertible Unsecured Notes, we may redeem all or any portion of the then outstanding principal and accrued and unpaid interest with respect to such principal, or the Company Optional Redemption Amount, at 100% of such aggregate amount; provided, however, that we may not redeem all or any portion of the Company Optional Redemption Amount so long as any of the Senior Notes remain outstanding without the prior written consent of the collateral agent with respect to such Senior Notes and certain investors holding the requisite number of conversion shares and warrant shares underlying the Senior Notes and related warrants.

The securities purchase agreement for the Convertible Unsecured Notes provides for the issuance of additional five-year warrants to purchase an aggregate of 62,500 shares at an exercise price of $4.00 per share on each of the 61st, 91st, 121st and 151st days after the closing of the September 2016 Financing, or, in each case, an Additional Warrant Date, but only in the event we have not consummated a further financing consisting of the issuance of common stock and warrants for aggregate gross proceeds of at least $3,000,000 prior to such respective Additional Warrant Date. As of January 30, 2017, we had not consummated a further financing and, as a result, issued warrants to purchase an aggregate of 250,000 shares of common stock, consisting of the issuance of an aggregate of 62,500 shares of common stock on each of November 1, 2016, December 1, 2016, December 31, 2016 and January 30, 2017.

December 2016 Convertible Senior Secured Promissory Notes and Warrants Financing

On November 23, 2016, we entered into a securities purchase agreement, pursuant to which we issued to 21 accredited investors unregistered convertible senior secured promissory notes with an aggregate principal amount of approximately $3.7 million, or the 2016 Senior Notes, and five-year warrants, or the December 2016 Financing Warrants, to purchase an aggregate of 1,498,622 shares of our common stock at an exercise price of $3.00 per share, or the December 2016 Financing Warrant Shares, with aggregate net proceeds to us after a ten percent original issue discount and placement agent fee of approximately $3.2 million, or the December 2016 Financing. In connection with the December 2016 Financing, we agreed to secure the listing of our common stock on a national securities exchange by no later than December 31, 2017.

The 2016 Senior Notes bear no ordinary interest, as the principal amount of the 2016 Senior Notes will include an original issue discount. Upon an Event of Default (as defined in the 2016 Senior Notes), however, the 2016 Senior Notes will bear interest at a rate of 10% per annum. The 2016 Senior Notes will mature on December 31, 2018. The 2016 Senior Notes rank pari passu with the 2015 Senior Notes and rank senior to the Convertible Unsecured Notes. The 2016 Senior Notes will be convertible at the option of the holder into common stock at an exercise price of $2.50 (as subject to adjustment therein) and will automatically convert into shares of common stock on the fifth trading day immediately following the date on which (i) the Weighted Average Price (as defined in the 2016 Senior Notes) of the common stock for each trading day during a twenty trading day period equals or exceeds $5.00 (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction) and no Equity Conditions Failure (as defined in the 2016 Senior Notes) has occurred. The 2016 Senior Notes also contain a blocker provision that prevents us from effecting a conversion in the event that the holder, together with certain affiliated parties, would beneficially own in excess of either 4.99% or 9.99%, with such threshold determined by the holder prior to issuance, of the shares of common stock outstanding immediately after giving effect to such conversion.

Upon an Event of Default and delivery to the holder of the 2016 Senior Note of notice thereof, such holder may require us to redeem all or any portion of its 2016 Senior Note at a price equal to 115% of the Conversion Amount (as defined in the 2016 Senior Notes) being redeemed. Additionally, upon a Change of Control (as defined in the 2016 Senior Notes) and delivery to the holder of the 2016 Senior Note of notice thereof, such holder may also require us to redeem all or any portion of its 2016 Senior Note at a price equal to 115% of the Conversion Amount being redeemed. Further, at any time from and after January 1, 2018 and provided that we have not received either (i) initial deposits for at least eight 2 MW Power Oxidizer units or (ii) firm purchase orders totaling not less than $3,500,000 and initial payment collections of at least $1,600,000, in each case during the period commencing on the issuance date of the 2016 Senior Notes and ending on December 31, 2017, the holder of the 2016 Senior Note may require us to redeem all or any portion of its 2016 Senior Note at a price equal to 100% of the Conversion Amount being redeemed.

At any time, we may redeem all or any portion of the then outstanding principal and accrued and unpaid interest with respect to such principal under the 2016 Senior Notes, at 100% of such aggregate amount; provided, however, that the aggregate Conversion Amount to be redeemed pursuant to all 2016 Senior Notes must be at least $500,000, or such lesser amount as is then outstanding. The portion of the 2016 Senior Note(s) to be redeemed shall be redeemed at a price equal to the greater of (i) 110% of the Conversion Amount of the 2016 Senior Note being redeems and (ii) the product of (A) the Conversion Amount being redeemed and (B) the quotient determined by dividing (I) the greatest Weighted Average Price (as defined in the 2016 Senior Notes) of the shares of common stock during the period beginning on the date immediately preceding the date of the notice of such redemption by us and ending on the date on which the redemption by us occurs by (II) the lowest Conversion Price (as defined in the 2016 Senior Notes) in effect during such period.

The 2016 Senior Notes contain a provision that prevents us from entering into or becoming party to a Fundamental Transaction (as defined in the 2016 Senior Notes) unless the successor entity assumes all of our obligations under the 2016 Senior Notes and the related transaction documents pursuant to written agreements in form and substance satisfactory to at least a certain number of holders of the 2016 Senior Notes.

In connection with the execution of the purchase agreement for the December 2016 Financing and the issuance of the 2016 Senior Notes, Ener-Core Power, Inc. entered into a Guaranty, pursuant to which it has agreed to guarantee all of our obligations under the purchase agreement, the 2016 Senior Notes and the related transaction documents.

The December 2016 Financing Warrants are exercisable immediately in exchange for cash. In addition, unless all of the December 2016 Financing Warrant Shares that are subject to an exercise notice with respect to any December 2016 Financing Warrant are registered for resale pursuant to an effective registration statement and are issuable without any restrictive legend, such December 2016 Financing Warrant may also be exercised by way of a cashless exercise. The December 2016 Financing Warrants also provide that the exercise price of each December 2016 Financing Warrant will be adjusted upon the occurrence of certain events such as stock dividends, stock splits and other similar events. The December 2016 Financing Warrants include a blocker provision that prevents us from effecting any exercise in the event that the holder, together with certain affiliated parties, would beneficially own in excess of either 4.99% or 9.99%, with such threshold determined by the holder prior to issuance, of the shares of common stock outstanding immediately after giving effect to such exercise.

December 2016 Amendments to 2015 Senior Notes

On November 23, 2016, we and certain investors holding 2015 Senior Notes executed amendment agreements, or the Amendment Agreements, to amend and restate the 2015 Senior Notes in order to (i) provide that the 2015 Senior Notes rank pari passu with the 2016 Senior Notes and (ii) adjust the terms of such 2015 Senior Notes, including without limitation the initial conversion price per share, to conform to the 2016 Senior Notes. Additionally, the Amendment Agreements provide for the issuance to the holders of the 2015 Senior Notes of additional warrants, or the December 2016 Additional Warrants, to purchase an aggregate of 2,222,217 shares of common stock at an exercise price of $3.00 per share, or the Additional Warrant Shares, in connection with the amendment and restatement of the 2015 Senior Notes. The Amendment Agreements also adjusted the exercise price of certain warrants held by the investors holding 2015 Senior Notes to $3.00 per share.

December 2016 Amendments to Convertible Unsecured Notes

On November 23, 2016, we and certain investors holding Convertible Unsecured Notes executed amendments to the securities purchase agreement for the Convertible Unsecured Notes, or the September 2016 SPA, to (i) extend the deadline for us to commence trading on a Qualified Eligible Market (as defined in the September 2016 SPA) to no later than December 31, 2017 and (ii) reduce the exercise price of certain warrants held by the investors holding Convertible Unsecured Notes to $3.00 per share. Additionally, we and certain investors holding Convertible Unsecured Notes executed amendments to such Convertible Unsecured Notes to reduce the initial conversion price per share of such Convertible Unsecured Notes to $2.50 and adjust certain definitions.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements, as well as the reported revenues and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in the notes to our consolidated financial statements included elsewhere in this filing, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.

Basis of Presentation

The accompanying consolidated financial statements include our accounts and our wholly-owned subsidiary, Ener-Core Power, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation. All monetary amounts are rounded to the nearest $000, except for certain per share amounts.

The accompanying financial statements have been prepared in accordance with GAAP.

Reclassifications

Certain amounts in the 2015 consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications have no effect on previously reported net loss.

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

Foreign Currency Adjustments

Our functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Income statement accounts are translated at average rates for the year. At December 31, 2016 and 2015, we did not hold any foreign currency asset or liability amounts. Gains and losses resulting from foreign currency transactions are reported as other income in the period they occurred.

Concentrations of Credit Risk

Cash and Cash Equivalents

We maintain our non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation , or FDIC, provides insurance coverage of up to $250,000. For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to these deposits. At December 31, 2016, we had $1.1 million in excess of the FDIC limit.

We consider all highly liquid investments available for current use with an initial maturity of three months or less and are not restricted to be cash equivalents. We invest our cash in short-term money market accounts.

Restricted Cash

Collateral Account

Under a credit card processing agreement with a financial institution that was entered in 2013, we are required to maintain funds on deposit with the financial institution as collateral. The amount of the deposit, which is at the discretion of the financial institution, was $50,000 on December 31, 2016 and 2015.

Dresser-Rand Escrow Account

Under the CLA, prepaid license fee payments of $400,000 per quarter were paid by Dresser-Rand into an escrow account with a financial institution beginning in August 2015. Dresser-Rand withdrew up to $125,000 per quarter from this escrow account for qualified engineering expenses incurred by Dresser-Rand under the terms and conditions of the CLA. Through September 26, 2016, Dresser-Rand funded $1,600,000 and withdrew $500,000. On September 26, 2016 substantially all of the remaining $1,100,000 was released to us from the escrow account and, in October 2016, the escrow account was closed. The balance in the escrow account was $0 and $150,000 on December 31, 2016 and 2015, respectively. See also “Note 8—Deferred Revenues and Customer Advances” to our consolidated financial statements included elsewhere in this report.

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

As of December 31, 2016 and 2015, two customers accounted for 100% of net accounts receivable.

Accounts Payable

As of December 31, 2016 and 2015, eight and five vendors, respectively, collectively accounted for approximately 50% of our total accounts payable.

Inventory

Inventory, which consists of raw materials, is stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method. At each balance sheet date, we evaluate our ending inventory for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. At December 31, 2016 and 2015, we did not have a reserve for slow-moving or obsolete inventory.

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

Accrued Warranties

Accrued warranties represent the estimated costs that will be incurred during the warranty period of our products. We make an estimate of expected costs that will be incurred by us during the warranty period and charge that expense to the consolidated statement of operations at the date of sale. We also reevaluate the estimate at each balance sheet date and if the estimate is changed, the effect is reflected in the consolidated statement of operations. We had no warranty accrual at December 31, 2016 or 2015. We expect that most terms for future warranties of our Powerstations and Power Oxidizers will be one to two years, depending on the warranties provided and the products sold. Accrued warranties for expected expenditures within one year are classified as current liabilities and as non-current liabilities for expected expenditures for time periods beyond one year.

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

Impairment of Long-Lived Assets

We account for our long-lived assets in accordance with the accounting standards which require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical carrying value of an asset may no longer be appropriate. We consider the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of December 31, 2016 and 2015, we do not believe there have been any impairments of our long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products will continue, which could result in impairment of long-lived assets in the future.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, derivative liabilities, secured notes payable and related debt discounts and capital lease liabilities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016 and 2015. The carrying amounts of short-term financial instruments are reasonable estimates of their fair values due to their short-term nature or proximity to market rates for similar items.

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

We issued warrants to purchase common stock and secured debt with a conversion feature in April and May 2015, September 2016 and December 2016. We amended the 2015 Senior Notes to add a conversion feature in December 2015. We issued additional warrants to purchase common stock with price reset provisions in December 2015, February 2016 and March 2016. These embedded derivatives and warrants were evaluated under ASC topic 815-40. We determined that the conversion feature for the 2015 secured debt, the conversion feature for the September 2016 secured debt, and the warrants issued with price reset provisions should be accounted for as derivative liabilities. In August 2016, all outstanding warrants that we previously determined should be accounted for as derivative liabilities were amended and we determined that, after giving effect to the amendments, we were no longer required to account for the warrants as derivative liabilities. In December 2016, we modified the terms of the September 2016 secured debt and determined that, after giving effect to the amendments, we were no longer required to account for the conversion features as derivative liabilities. We determined that the conversion features of the warrants issued in April and May 2015, September 2016 and December 2016 should not be accounted for as derivative liabilities. Warrants and the debt conversion features determined to be derivative liabilities were bifurcated from the debt host and were classified as liabilities on the consolidated balance sheet. Warrants not determined to be derivative liabilities were recorded to debt discount and paid-in capital. We record the warrants and embedded derivative liabilities at fair value and adjust the carrying value of the warrants to purchase common stock and embedded derivatives to their estimated fair value at each reporting date with the increases or decreases in the fair value of such warrants and derivatives at each reporting date, recorded as a gain or (loss) in the consolidated statements of operations. The warrants issued in 2015 that we no longer account for as derivative liabilities were recorded to debt discount with a corresponding entry to paid-in capital. The warrants that were amended in 2016 such that we were no longer required to account for them as derivative liabilities were marked to market immediately prior to the amendment and the fair value was reclassified on the amendment date from derivative liabilities to paid-in capital.

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

Revenues under long-term construction contracts are generally recognized using the completed-contract method of accounting. Long-term construction-type contracts for which reasonably dependable estimates cannot be made or for which inherent hazards make estimates difficult are accounted for under the completed-contract method. Revenues under the completed-contract method are recognized upon substantial completion—that is acceptance by the customer, compliance with performance specifications demonstrated in a factory acceptance test or similar event. Accordingly, during the period of contract performance, billings and costs are accumulated on the balance sheet, but no profit or income is recorded before completion or substantial completion of the work. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimate of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. As of December 31, 2016 and 2015, we had a $600,000 provision for contract losses.

Research and Development Costs

Research and development costs are expensed as incurred.  Research and development costs were $3,628,000 and $3,412,000 for the years ended December 31, 2016 and 2015, respectively.

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

Income Taxes

We account for income taxes under the provisions of the accounting standards. Under the accounting standards, deferred tax assets and liabilities are recognized for the expected future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such asset will not be realized through future operations. Our deferred tax assets and liabilities are primarily related to our Net Operating Losses and timing differences between book and tax accounting for depreciation and our net deferred tax assets were fully reserved as of December 31, 2016 and 2015.

The accounting guidance for uncertainty in income taxes provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. We recognize any uncertain income tax positions on income tax returns at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. As of December 31, 2016 and 2015 and there were no unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at December 31, 2016 and 2015 and have not recognized interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2016 or 2015.

We are subject to taxation in the U.S. and various state and foreign jurisdictions.

We do not foresee material changes to our gross uncertain income tax position liability within the next twelve months.

Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. Approximately 9,808,000 and 1,084,000 shares of common stock issuable upon full exercise of all options and warrants at December 31, 2016 and 2015, respectively and all shares potentially issuable in the future under the terms of the Secured Notes Payable were excluded from the computation of diluted loss per share due to the anti-dilutive effect on the net loss per share.

	Year ended December 31, 2016	Year ended December 31, 2015

Net loss	$(10,026,000)	$(13,107,000)
Weighted average number of common shares outstanding:
Basic and diluted	3,594,026	2,405,147
Net loss attributable to common stockholders per share:
Basic and diluted	$(2.79)	$(5.45)

Comprehensive Income (Loss)

We have no items of other comprehensive income (loss) in any period presented. Therefore, net loss as presented in our Consolidated Statements of Operations equals comprehensive loss.

Results of Operations for the Fiscal Years Ended December 31, 2016 and 2015

Ener-Core, Inc.

Consolidated Statements of Operations

	Year Ended December 31,	Year Ended December 31,
	2016	2015

Revenues	$—	$—
Cost of goods sold	—	600,000
Gross profit (loss)	—	(600,000)

Operating expenses:
Selling, general, and administrative	4,162,000	5,197,000
Research and development	3,752,000	3,412,000
Total operating expenses	7,914,000	8,609,000
Operating loss	(7,914,000)	(9,209,000)

Other income (expenses):
Interest income	1,000	2,000
Loss on debt conversion	(91,000)	—
Loss on exchange of warrants	—	(279,000)
Loss on modification of convertible debt	(1,429,000)	—
Loss on debt extinguishment	(262,000)	(707,000)
Gain (loss) on revaluation of derivative liabilities, net	4,094,000	(198,000)
Interest expense	(4,422,000)	(2,716,000)
Total other income (expenses), net	(2,109,000)	(3,898,000)
Loss before provision for income taxes	(10,023,000)	(13,107,000)
Provision for income taxes	3,000	—
Net loss	$(10,026,000)	$(13,107,000)

Loss per share—basic and diluted	$(2.79)	$(5.45)
Weighted average common shares—basic and diluted	3,594,026	2,405,147

Revenue

Our revenue primarily consists of Power Oxidizer sales as well as engineering services. For the years ended December 31, 2016 and 2015, we recorded no revenue. Although we shipped our first two KG2/PO units, valued at $2.0 million, in 2016, and we received $1.1 million of license fees from Dresser-Rand in 2016, we determined that the revenue cycle was not completed by December 31, 2016 and these balances were recorded to deferred revenues as of December 31, 2016.

Cost of Goods Sold

We had no revenues or cost of goods sold for the year ended December 31, 2016. For the year ended December 31, 2015, we had $600,000 of cost of goods sold. Cost of goods sold for the year ended December 31, 2015 represents the estimated contract loss on the first two 2 MW Power Oxidizers sold to Dresser-Rand, which we delivered in 2016, with revenue deferred as described above. We reviewed our estimated contract loss as of December 31, 2016 and determined that no additional contract loss was required for the year ended December 31, 2016.

Gross Profit (Loss)

Gross profit (loss) decreased from ($600,000) in 2015 to $0 in 2016, representing the $0.6 million contract loss provision for the first two 2 MW Power Oxidizers sold to Dresser-Rand, which we recorded in the year ended December 31, 2015, with no comparable contract loss for the year ended December 31, 2016.

Operating Expenses

Total operating expenses for the years ended December 31, 2016 and 2015 were $7.9 million and $8.6 million respectively. Our operating expenses consist of non-cash expenses including stock compensation charges and depreciation and cash-basis expenses, consisting of employee salaries and benefits paid in cash, rents and overhead, research and development materials, consulting expenses, professional services, and insurance.

The decrease was due to cash-basis expense reductions of $0.7 million due to:

●	$0.6 million decrease in employee salaries and benefits due to the combination of $0.3 million for decreased research and development staff in 2016 to support the Dresser-Rand KG2 integration and $0.3 million of research and development expense capitalized into inventory or fixed assets.

●	$0.6 million decrease in non-recurring professional fees primarily related to our Form S-1 filings with the SEC and related uplisting efforts.

●	$0.2 million decrease in selling, general and administrative expenses, consisting of consulting and professional expenses related to restricting sales efforts in European markets as part of our 2016 cost cutting endeavors.

●	$0.1 million decrease in travel-related costs.

●	$0.7 million increase in expensed equipment, utilities and fuel costs for the KG2 integration testing, primarily for costs related to the FSAT testing.

Non-cash expenses were consistent between the years ended December 31, 2016 and 2015, due to an increase of $0.1 million of depreciation resulting from additional depreciation on the SSAT unit capitalized in mid-2015, offset by a $0.1 million decrease in share-based compensation charges due to reduced headcount.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include officer compensation, salaries and benefits, stock-based compensation expense, consulting fees, legal expenses, intellectual property costs, accounting and auditing fees, investor relations costs, insurance, public company reporting costs and listing fees, and corporate overhead related costs. Total selling, general and administrative expenses for the year ended December 31, 2016 decreased $1,035,000 to $4,162,000 from $5,197,000 for the same period of the prior year.

The decrease for the year ended December 31, 2016 compared to 2015 is primarily due to the combined effect of a decrease of $0.6 million for legal and accounting fees incurred in the year ended December 31, 2015 associated with costs for a withdrawn public offering and a decrease in recurring expenses of $0.4 million, including consulting and employee headcount cost reductions of $0.2 million, travel and other expense reductions of $0.1 million, and stock-based compensation expense reduction of $0.1 million. In April 2016, we began an aggressive cost reduction effort to reduce selling, general and administrative headcount and other costs. During the year ended December 31, 2016, we reduced expenses by $0.4 million and have identified further selling, general and administrative expense reductions consisting of headcount costs and facility costs, including relocation of our headquarters, which we expect to save approximately $0.4 million per year.

Research and Development Expenses

Research and development costs include development expenses for the Power Oxidizer and integration expenses related to our Power Oxidizer products with partners such as Dresser-Rand and include salaries and benefits, consultant fees, cost of supplies and materials for samples and prototypes, depreciation, as well as outside services costs. Research and development expenses for the year ended December 31, 2016 increased $340,000 to $3,752,000 from $3,412,000 for the year ended December 31, 2015.

The increase is due to an increase in non-recurring charges due to the FSAT test unit in 2016, offset by the net effect of lower recurring expenses due to lower headcount, an expense reduction due to an allocation of headcount costs to Power Oxidizers carried in fixed assets and inventory, and a decrease in non-recurring charges due to the SSAT testing in 2015.

The following tabular presentation sets forth in greater detail certain changes to research and development expenses for the years ended December 31, 2016 and 2015, respectively:

	Year ended December 31,
	2016	2015
Research and Development Expenses	(unaudited)	(unaudited)
Recurring gross headcount, overhead, supplies and depreciation	3,045,000	3,235,000
Less amount capitalized to FSAT and inventory units	(258,000)	—
Net recurring research and development expenses	2,787,000	3,235,000
Non-recurring FSAT equipment-related expenses	965,000	—
Non-recurring SSAT-related expenses	—	177,000
Total research and development expenses	$3,752,000	$3,412,000

The decrease in the recurring gross expenses of $190,000 to $3,045,000 for the year ended December 31, 2016 is due to lower employee headcount, lower consulting costs and lower stock compensation charges compared to the year ended December 31, 2015, offset by $125,000 of greater depreciation in the year ended December 31, 2016 compared to 2015, which relates to depreciation on the SSAT equipment beginning in the third quarter of 2015.

The year ended December 31, 2016 included a reduction of $258,000 related to salaries, benefits, and consulting costs allocated to the buildout and completion of the FSAT unit and construction of the two 2 MW Power Oxidizers delivered in October 2016 to Pacific Ethanol.

The year ended December 31, 2016 included $965,000 of non-recurring expenses and charges related to the FSAT conducted in 2016, including $124,000 of non-recurring CLA settlement costs accrued as of December 31, 2016 and $350,000 of assets capitalized in 2015 as fixed assets but expensed in 2016. We determined that the underlying assets recorded in 2015 and certain similar assets recorded in 2016 were not likely to be recovered and therefore considered to be impaired. The year ended December 31, 2015 included non-recurring costs related to the SSAT, which was completed in 2015.

Other Income (Expenses)

Other income and expenses for the year ended December 31, 2016 of ($2,109,000) consisted primarily of combined interest paid in cash and non-cash amortization of debt discount of ($4,422,000), loss on debt modification of ($1,429,000), a loss on debt extinguishment of ($262,000), a loss on debt conversion of ($91,000), offset by a gain on the fair value adjustment of our derivative liabilities of $4,094,000. Of the ($4,422,000) of interest expense, ($322,000) was attributable to the 2016 Senior Notes issued in December 2016, ($287,000) was attributable to the Convertible Unsecured Notes, and ($416,000) was attributable to the combination of cash payments to the securing party of our backstop letter of credit and non-cash amortization of letter of credit fees. The remaining ($3,397,000) relates primarily to $600,000 of cash interest and $2,587,000 of amortization of debt discount and deferred financing costs for our 2015 Senior Notes. The loss on debt modification, loss on debt extinguishment, and substantially all of the gain on fair value adjustment of derivative liabilities pertain to the 2015 Senior Notes in existence until December 2, 2016. The loss on debt conversion of ($91,000) relates to the conversion of $111,111 of principal outstanding under a 2015 Senior Note into 44,444 shares of common stock in December 2016.

Other income and expenses for the year ended December 31, 2015 of ($3,898,000) consisted primarily of combined interest expense and amortization of debt discount of ($2,716,000), loss on debt extinguishment of ($707,000) and a loss of ($198,000), all associated with our 2015 Senior Notes, with a further loss of ($279,000) related to the exchange of warrants issued in 2014 for shares of our common stock in April 2015.

Net Loss

For the year ended December 31, 2016, our net loss was approximately $10.0 million, primarily from operating expenses of $7.9 million and other expenses, net of $2.1 million.

For the year ended December 31, 2015, our net loss was approximately $13.1 million, primarily from $600,000 in negative gross profit, operating expenses of $8.6 million, and other expense of $3.9 million.

The decrease in the net loss of $3.1 million from $13.1 million for the year ended December 31, 2015 to $10.0 million for the year ended December 31, 2016 was due to a decrease in other expenses, net of $1.8 million, and a decrease in the operating loss of $1.2 million, as described above.

Liquidity

Cash Flows Used in Operating Activities

Cash used in operating activities was approximately $7.6 million and $4.3 million for the years ended December 31, 2016 and 2015, respectively. Cash used in operating activities for the year ended December 31, 2016 resulted from a net loss of approximately $10.0 million, reduced by non-cash charges of $3.0 million and increased by $0.4 million of working capital used. The non-cash charges consisted of $3.1 million in non-cash amortization of debt discounts and deferred financing fees, $1.3 million for stock-based compensation, a $1.7 million loss due to the modification and extinguishment of the 2015 Senior Notes, and $0.5 million for depreciation offset by a $4.1 million gain on changes in the fair value of derivative liabilities. The $0.7 million change in working capital was primarily due to an increase of $2.0 million for inventory, offset by a $0.9 million increase in customer advances and a net decrease of $0.4 million in prepaid expenses and restricted cash.

Cash used in operating activities for the year ended December 31, 2015 resulted from a net loss of approximately $13.1 million, reduced by non-cash charges of $6.0 million and $2.8 million of working capital. The non-cash charges consisted of $2.2 million in non-cash amortization of debt discounts and deferred financing fees, $1.5 million for stock-based compensation, a $0.7 million loss due to the modification of the 2015 Senior Notes recorded as a debt extinguishment loss, a $0.6 million provision for estimated contract losses on our first two commercial KG2/PO units, $0.2 million for losses on revaluation of derivative securities, and $0.4 million for depreciation. The $2.8 million change in working capital was primarily due to a $2.8 million increase in customer advances, an increase of $0.9 million in accounts payable, offset by an increase of $0.7 million for purchased inventory.

Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 31, 2016 of $0.7 million consisted primarily of payments made to complete the full KG2/PO prototype used in the KG2 integration for the FSAT. Cash used in investing activities of $3.1 million for the year ended December 31, 2015 was attributable to the purchase of property and equipment consisting primarily of the MFTF, which was used to satisfy the SSAT for the CLA and payments made to construct the full KG2/PO prototype to be used in the KG2 integration for the FSAT.

Cash Flows Provided by Financing Activities

Cash provided by financing activities of $7.0 million for the year ended December 31, 2016 was attributable to $2.9 million in equity placements, net of offering costs and fees, $2.9 million in convertible senior secured notes, net of offering costs and fees and $1.2 million in convertible unsecured notes. Cash provided by financing activities of $7.8 million for the year ended December 31, 2015 was attributable to $3.3 million in equity placements and the $5.0 million of 2015 Senior Notes issued and sold in April and May 2015, net of offering costs and fees.

Capital Resources and Going Concern

Our principal capital requirements are to fund our working capital requirements, invest in research and development and capital equipment and fund the continued costs of public company compliance requirements. We have historically funded our operations through debt and equity financings.

From our inception, we have incurred losses from operations. For the year ended December 31, 2016, we had a net loss of approximately $9.9 million and an accumulated deficit of approximately $40.0 million. For the year ended December 31, 2016, we used cash in operations of approximately $7.6 million, which raises substantial doubt about our ability to continue as a going concern.

We expect to continue to incur substantial additional operating losses from costs related to the continuation of product and technology development and administrative activities. Our cash on hand at December 31, 2016 was approximately $1.3 million.

On April 11, 2016, we issued and sold 696,056 shares of our common stock at a purchase price of $4.31 per share and received gross proceeds of approximately $3,000,000 from the sale of such shares. On September 1, 2016, we issued the Convertible Unsecured Notes with an aggregate principal amount of $1.25 million and warrants for the purchase of up to 124,999 shares of our common stock for gross proceeds of $1.25 million. In December 2016, we issued the 2016 Senior Notes with an aggregate principal amount of approximately $3.7 million and issued related warrants to purchase up to 1,498,622 shares of our common stock in exchange for gross proceeds of $3.4 million. In December 2016, we also amended and restated the 2015 Senior Notes such that, after giving effect to such amendment and restatement and the applicable original issue discount, the aggregate principal amount outstanding was approximately $5.6 million. In connection with the amendment and restatement of the 2015 Senior Notes, we issued related warrants to purchase up to 2,222,217 shares of our common stock. We paid $642,000 in offering costs and fees associated with these equity and debt financings.

On April 23, 2015, we issued and sold convertible senior secured promissory notes with an aggregate principal amount of $3.1 million and warrants to purchase up to 136,264 shares of our common stock. On May 1, 2015, we issued and sold 108,000 shares of our common stock at a purchase price of $7.50 per share and received gross proceeds of approximately $810,000 from the sale of such shares. On May 7, 2015, we issued and sold senior secured promissory notes with an aggregate principal amount of $1.9 million and warrants to purchase of up to 83,517 shares of our common stock. In December 2016, we amended and restated the 2015 Senior Notes issued on April 23, 2015 and May 7, 2015, as described above. On December 31, 2015, we issued and sold 625,000 shares of our common stock and warrants to purchase up to 312,500 shares of our common stock for gross proceeds of $2.5 million. We paid $550,000 in costs and fees associated with these equity and debt financings.

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

Our principal source of liquidity is cash. As of December 31, 2016, cash and cash equivalents (including restricted cash) were $1.4 million, or 17.3% of total assets, compared to $2.8 million, or 37.2% of total assets, at December 31, 2015. The decrease in cash and cash equivalents during the year ended December 31, 2016 was due to the receipt of $7.0 million of cash from debt and equity financings, offset by cash used in operating activities of $7.6 million and $0.7 million of spending on fixed assets, primarily on the KG2/PO system used for the FSAT testing.

Through the end of 2015, our product sales were limited to initial system sales that were not profitable and required additional cash in excess of expected cash receipts. In addition, we incurred significant development and administrative expenses in order to develop our products with little or no cash contribution from sales. Beginning in 2016 we began to focus on reduction of our operating costs payable in cash through headcount and overhead cost reductions and saw an increase in cash collections from customers from sales transactions that are expected to be cash flow positive. During 2015, we received no cash from license fees. In 2016, we received $1.1 million of cash from license fees and we expect to receive additional license fees in 2017 from our CMLA agreement with Dresser-Rand including $1.2 million expected in the second quarter of 2017 and additional license payments upon receipt of firm purchase orders for licenses along with product sales receipts for 250kW unit sales expected to be profitable.

We have not yet achieved profitable operations and have yet to establish an ongoing source of revenue to cover operating costs and meet our ongoing obligations. Our cash needs for the next 12 months are projected to be in excess of $6.5 million, which we estimate to include the following:

●	Employee, occupancy and related costs: $3.5 million

●	Professional fees and business development costs: $0.5 million

●	Research and development programs: $0.5 million

●	Corporate filings: $0.5 million

●	Working capital: $1.5 million

Off-Balance Sheet Arrangements

In November 2015, we delivered to Dresser-Rand a $2.1 million letter of credit with an expiration date of June 30, 2017, which Dresser-Rand accepted as the backstop security required in support of the purchase order for the first two 2 MW Power Oxidizer units. Under the terms of the Dresser-Rand purchase order, the backstop security enables us to collect 50% of the order value in cash immediately with additional payments over time as we purchase materials for the Power Oxidizer units. In order to obtain the letter of credit to serve as the required backstop security, we executed a Backstop Security Support Agreement, or the Support Agreement, pursuant to which an investor agreed to provide us with financial and other assistance (including the provision of sufficient and adequate collateral) as necessary to obtain the letter of credit. If the investor is required to make any payments on the letter of credit, we will reimburse the investor the full amount of any such payment, subject to the terms of a Security Agreement and Subordination and Intercreditor Agreement executed concurrently with the Support Agreement.

Concurrent with the execution of the amendment to the CMLA in April 2017, we and Dresser-Rand modified the requirements for our existing backstop security. As modified, we are required to maintain a $500,000 backstop security, reduced from $2.1 million, and the backstop security was extended from June 2017 to March 31, 2018.

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

Recently Issued Accounting Pronouncements

In May, 2014, the FASB issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a framework for addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles. ASU 2014-09 is effective beginning with the calendar year ended December 31, 2017. We have not yet assessed the impact ASU 2014-09 will have upon adoption on our financial position, results of operations or cash flows.

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

We intend to take advantage of some or all of the reduced regulatory and reporting requirements that remain available to us so long as we qualify as an “emerging growth company,” except that we have irrevocably elected not to take advantage of the extension of time to comply with new or revised financial accounting standards available under Section 102(b) of the JOBS Act. Among other things, this means that our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an emerging growth company, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected. Likewise, so long as we qualify as an emerging growth company, we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate us. As a result, investor confidence in us and the market price of our common stock may be materially and adversely affected.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2016 and 2015, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1 and are incorporated by reference herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

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

As of December 31, 2016, the end of the fiscal year covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were ineffective at the reasonable assurance level. Such conclusion is due to the presence of material weaknesses in internal control over financial reporting as described below. Management anticipates that our disclosure controls and procedures will remain ineffective until such material weaknesses are remediated.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2016 due to the following material weaknesses:

1.	We do not have complete written documentation of all of our internal control policies and procedures. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	For the year ended December 31, 2016, we did not have a sufficient, integrated purchasing and accounting system to allow for proper tracking, control and costing of our prototype KG2/PO unit costs carried as a fixed asset and Powerstations currently under construction for sale and carried in inventory. Although we believe that our costing is accurate, based on additional review and procedures, to the extent we sell additional units, we will need to enhance our controls over our inventory systems. Management evaluated the impact of our failure to have adequate inventory accounting systems, coupled with the risk associated with costing our inventory, and the expected future activity for our inventory costing system and has concluded that the control deficiency that resulted represented a material weakness.

4.	For the year ended December 31, 2016, management concluded that the Company’s management information systems and information technology internal control design was deficient because the potential for unauthorized access to certain information systems and software applications existed during 2015 in several departments, including corporate accounting. Additionally, certain key controls for maintaining the overall integrity of systems and data processing were not properly designed and operating effectively. These deficiencies increased the likelihood of potential material errors in our financial reporting. Management evaluated the impact of our failure to have adequate information technology controls, on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to exemptions available to issuers that are non-accelerated files or qualify as “emerging growth companies”, as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act.

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

We do not expect to have fully remediated these material weaknesses until management has tested those internal controls and found them to have been remediated. We expect to continue to improve our internal controls and to test the improvements during our annual testing for the fiscal year ending December 31, 2017.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our directors and executive officers and their ages and positions as of April 10, 2017 are as follows:

Name	Age	Position(s)
Alain J. Castro	47	Chief Executive Officer and Director
Domonic J. Carney	50	Chief Financial Officer, Secretary and Treasurer
Douglas A. Hamrin	46	Vice President, Engineering
Michael J. Hammons(3)	47	Director
Jeffrey A. Horn(1)(2)	62	Director
Bennet P. Tchaikovsky(1)	47	Director
Ian Copeland(2)	54	Director
Stephen Markscheid(1)(2)	63	Director

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

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

Stephen Markscheid, Independent Director

Mr. Markscheid became one of our directors on June 29, 2016. Mr. Markscheid brings over 30 years of corporate finance experience in the United States, Asia and Europe, including experience in mergers and acquisitions, strategic investments, joint ventures and new business development across industries in emerging markets. Mr. Markscheid has served as Chief Executive Officer of Synergenz BioScience Inc. since 2007, head of international business for Mammoth Industries since 2013 and partner of Wilton Partners since 2014. He has also been an independent member of the boards of directors of CNinsure, Inc. since 2007, Jinko Solar, Inc. since 2009, China Integrated Energy Corporation since 2011, China Ming Yang Wind Power Group since 2011 and ChinaCast Education Corporation since 2011. Mr. Markscheid was previously a representative of the US-China Business Council from 1978 to 1983, a vice president of Chase Manhattan Bank from 1984 to 1988, a vice president of First Chicago Bank from 1988 to 1993, a case leader of Boston Consulting Group from 1994 to 1997, a director of business development of GE Capital (Asia Pacific) from 1998 to 2001, a senior vice president of GE Healthcare Financial Services from 2003 to 2006 and the chief executive officer of HuaMei Capital Company, Inc. from 2006 to 2007. Mr. Markscheid received his bachelor’s degree in East Asian studies from Princeton University in 1976, a master’s degree in international affairs and economics from Johns Hopkins University (SAIS) in 1980 and an MBA from Columbia University in 1991. Mr. Markscheid brings to our board of directors extensive experience as an independent director and substantial corporate finance experience, particularly in the Asian marketplaces.

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

Audit Committee

The Audit Committee currently consists of Messrs. Tchaikovsky (Chairman), Markscheid and Horn. The Audit Committee operates under a written charter, which is available at http://ir.ener-core.com/governance-docs. The purpose of the Audit Committee is to oversee the accounting and financial reporting processes of our company and the audits of our financial statements. In addition to other powers and responsibilities, the Audit Committee (i) is directly responsible for the appointment, compensation, retention, oversight and termination, if necessary, of the independent registered public accounting firm, (ii) reviews the independence and quality control procedures of the independent registered public accounting firm, (iii) reviews and discusses the annual audited financial statements with management and the independent registered public accounting firm, and (iv) reviews, and approves as appropriate, all related party transactions. Our board of directors has determined that Mr. Tchaikovsky is an “audit committee financial expert” as defined by the regulations promulgated by the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely upon the review of copies of such reports furnished to us and written representations that no other reports were required during the year ended December 31, 2016 or prior fiscal years, all of our officers, directors and greater than ten percent stockholders have complied with all applicable Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE AND DIRECTOR COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes the material elements of the compensation awarded to our current executive officers. This compensation discussion focuses on the information contained in the following tables and related footnotes and narrative for the last completed fiscal year.

Our current executive compensation program may from time to time include the following principal components: (i) base salary; (ii) equity compensation plan awards; (iii) discretionary annual cash bonuses; and (iv) perquisites and benefits.

Our Compensation Philosophy and Objectives

Our philosophy regarding compensation of our executive officers includes the following principles:

●	our compensation program should reward the achievement of our strategic initiatives and short- and long-term operating and financial goals;

●	compensation should appropriately reflect differences in position and responsibility;

●	compensation should be reasonable; and

●	the compensation program should be understandable and transparent.

In order to implement such compensation principles, we have developed the following objectives for our executive compensation program:

●	overall compensation levels must be sufficiently competitive to attract and retain talented leaders and motivate those leaders to achieve superior results;

●	to the extent practicable, a portion of total compensation should be contingent on, and variable with, achievement of objective corporate performance goals, and that portion should increase as an executive’s position and responsibility increases;

●	total compensation should be higher for individuals with greater responsibility and greater ability to influence our achievement of operating goals and strategic initiatives;

●	the number of elements of our compensation program should be kept to a minimum, and those elements should be readily understandable by and easily communicated to executives, stockholders, and others; and

●	executive compensation should be set at responsible levels to promote a sense of fairness and equity among all employees and appropriate stewardship of corporate resources among stockholders.

Determination of Compensation

The Compensation Committee was formed in July 2015 to be our primary authority to determine the compensation available to our executive officers. The Compensation Committee reviews market data on the compensation of directors and officers of comparable companies and may modify the compensation of our directors and executive officers in order to better align their compensation with our goals and objectives and ensure their compensation is competitive in the marketplace.

Compensation Benchmarking and Peer Group

In 2015, we took steps, including the engagement of a third party compensation consultant, to establish peer company comparisons to ensure that the Compensation Committee has an informed view of the compensation paid to our executives, with a goal toward total direct compensation for our executives that is on par with the median total direct compensation paid to executives in peer companies if annually established target levels of performance at our company and business segment levels are achieved. The Compensation Committee tabled this evaluation in 2016, but intends to revisit the issue in the first half of 2017. We expect the Compensation Committee’s recommendations to include a better alignment of management compensation with the achievement of key performance goals and objectives.

Elements of Compensation

The principal elements of our current executive compensation program are:

●	base salary; and

●	Equity compensation plan awards.

While base salary is generally included as an element of compensation of our executive officers in every year, the granting of equity compensation awards, as well as bonuses and perquisites, is determined on a case-by-case basis. During the fiscal year ended December 31, 2016, our compensation program consisted solely of base salary. No equity compensation awards were granted and no cash incentive pay was provided in 2016. For fiscal 2017, we expect that our executive compensation will consist of base salary with additional incentive pay to be determined by the Compensation Committee based on the achievement of key performance goals and objectives.

Base Salaries

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of our employees, including our named executive officers. When establishing base salaries for 2016, subject to the provisions of each person’s employment agreement, the Compensation Committee and our management considered a number of factors, including the seniority of the individual, the functional role of the position, the level of the individual’s responsibility, the ability to replace the individual, the base salary of the individual at their prior employment and the number of well-qualified candidates to assume the individual’s role. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions at comparable companies.

Equity Compensation Plan Awards

Our current equity compensation plans, the 2013 Equity Incentive Plan (the “2013 Plan”), which our board of directors adopted on July 1, 2013, and the 2015 Omnibus Incentive Plan (the “2015 Plan”), which our board of directors adopted on July 14, 2015, were designed to provide long-term incentives to our executives and other employees and award recipients, and to increase stockholder value through competent, effective management. We believe that the ability to grant equity awards as a component of compensation will provide us with an advantage in attracting qualified management and employees. Equity compensation award decisions are evaluated on a case-by-case basis giving consideration to factors such as the recipient’s qualifications and abilities, the nature of the recipient’s position, and the recipient’s ability to contribute to the development and achievement of our business objectives.

Discretionary Annual Cash Bonuses

The Compensation Committee has discretion to recommend and approve the annual cash bonus for our Chief Executive Officer and each other named executive officer. Bonus awards generally will be based on our management’s recommendations and ultimately approved by the Compensation Committee. There were no annual bonuses granted for 2016. Annual bonuses, when awarded, are intended to compensate officers for individual performance, for our overall financial performance and for achieving important operational and financial milestones during the relevant fiscal year.

Perquisites and Other Compensation

Presently, we do not include perquisites or other benefits as a part of executive compensation, though we may do so in the future from time to time on a discretionary basis.

Management’s Role in the Compensation-Setting Process

Our management plays an important role in our compensation-setting process. The most significant aspects of management’s role are evaluating other executive officers’ performance, recommending business performance targets and objectives and recommending salary levels and equity compensation awards. Our management makes recommendations to our Compensation Committee regarding our executives’ compensation packages. During this process, management may be asked to provide the Compensation Committee with their evaluation of the executive officers’ performance, the background information regarding our strategic financial and operational objectives, and compensation recommendations as to the executive officers.

Summary Compensation Table

The following table sets forth information regarding compensation for each of our 2016 “named executive officers” for SEC reporting purposes.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Alain J. Castro,	2016	200,000	—	—	—	200,000
Chief Executive Officer(2)	2015	200,000	—	—	—	200,000
Boris A. Maslov,	2016	225,000		—	—	225,000
President, COO and CTO(3)	2015	225,000		—	—	225,000
Domonic J. Carney,	2016	180,000	—	—	—	180,000
Secretary/Treasurer Chief Financial Officer(4)	2015	180,000	—	—	—	180,000
Douglas Hamrin	2016	180,000	—	—	—	180,000
Vice President, Engineering(5)	2015	180,000	—	—	—	180,000

(1)

The amounts shown in this column represent the aggregate grant date fair value of stock options granted in the year computed in accordance with FASB ASC Topic 718. These amounts are not paid to or realized by the officer. We did not grant any option awards to any executives during 2015 or 2016. See Note 12 of the accompanying notes to our audited consolidated financial statements for a discussion of valuation assumptions made in determining the grant date fair value and compensation expense of our stock options.

(2)	Mr. Castro’s base salary was $200,000 per annum for 2016 and 2015.

(3)	Dr. Maslov’s base salary was $225,000 per annum for 2016 and 2015. On January 31, 2017, Dr. Maslov resigned from the company and will continue to provide services under a separate services agreement.

(4)	Mr. Carney’s base salary was $180,000 per annum for 2016 and 2015.

(5)	Mr. Hamrin became our Vice President of Engineering effective March 15, 2015. His base salary was $180,000 per annum for 2016 and 2015.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

Except as described below, we currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements covering the resignation, retirement or any other termination of any of our executive officers.

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

Our Agreements with Mr. Castro and Dr. Maslov:

We employ Mr. Castro pursuant to an employment agreement, dated April 25, 2013, with Flex Power Generation, Inc., then known as Ener-Core Power, Inc., for the position of Chief Executive Officer, which agreement we assumed as of the closing of the Merger (as defined in Note 1 to our consolidated financial statements included elsewhere in this report). Under the agreement, the term of Mr. Castro’s employment is one year, renewing automatically for successive one-year terms unless either party gives the other party notice of non-renewal not less than 30 day prior to the end of the relevant term. We will pay Mr. Castro a base salary of $200,000 per year that may be increased but not decreased by our board of directors in its sole discretion. Mr. Castro is eligible (i) for an annual bonus and/or other annual incentive compensation in accordance with any applicable executive bonus plan as our board of directors may adopt in its sole discretion, and (ii) to participate in our equity incentive plan or incentive option plan, as applicable, with grants and vesting schedules as determined by the board of directors from time to time. In connection with Mr. Castro’s participation in our voluntary wage reduction plan from May 1, 2014 to July 31, 2014, on May 23, 2014, we entered into an amendment to the employment agreement with Mr. Castro, pursuant to which we issued Mr. Castro an option to purchase up to 15 shares of our common stock (pre-split) in exchange for $1.00 (pre-split) that he voluntarily forwent under the wage reduction plan. As a result, we entered into a stock option agreement with Mr. Castro on May 13, 2014, pursuant to which we granted Mr. Castro an option to purchase 6,460 shares of our common stock at an exercise price of $24.00 per share. All the shares subject to Mr. Castro’s option vested immediately on the date of grant.

We employ Dr. Maslov pursuant to an employment agreement, dated December 31, 2012, with Flex Power Generation, Inc., for the position of Interim Chief Executive Officer, which agreement we assumed as of the closing of the Merger. Under the agreement, the term of Dr. Maslov’s employment is one year, renewing automatically for successive one-year terms each year unless either party gives the other party notice of non-renewal not less than 30 day prior to the end of the relevant term. We will pay Dr. Maslov a base salary of $225,000 per year that may be increased but not decreased by our board of directors in its sole discretion. Dr. Maslov is eligible (i) for an annual bonus and/or other annual incentive compensation in accordance with any applicable executive bonus plan as our board of directors may adopt in its sole discretion, and (ii) to participate in our equity incentive plan or incentive option plan, as applicable, with grants and vesting schedules as determined by the board of directors from time to time. In connection with Dr. Maslov’s participation in our voluntary wage reduction plan from May 9, 2014 to June 15, 2014, on May 23, 2014, we entered into an amendment to the employment agreement with Dr. Maslov, pursuant to which we issued Dr. Maslov an option to purchase up to 15 shares of our common stock (pre-split) in exchange for $1.00 (pre-split) that he voluntarily forwent under the wage reduction plan. As a result, we entered into a stock option agreement with Dr. Maslov on May 13, 2014, pursuant to which we granted Dr. Maslov an option to purchase 1,514 shares of our common stock at an exercise price of $24.00 per share. All the shares subject to Dr. Maslov’s option vested immediately on the date of grant. On January 31, 2017, Dr. Maslov resigned from the company and will continue to provide services under a separate services agreement.

The termination provisions for Mr. Castro’s and Dr. Maslov’s employment are substantially similar and are set forth below. If we terminate Mr. Castro’s or Dr. Maslov’s services for “cause” (as defined in the employment agreements), whether during or at the end of an employment year, then we are obligated to pay the sum of (i) the respective executive’s salary and bonuses, if any, through the date of termination, (ii) any earned but unused vacation time and paid time off (PTO), and (iii) any unreimbursed expenses.

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

If we terminate Mr. Castro’s or Dr. Maslov’s services for any other reason, then we are obligated to pay the respective executive (i) the same economic benefits as if his services were terminated for cause, and (ii) monthly cash severance payments at his then-salary rate during the six-month period immediately following the termination date, subject to earlier termination in the event that he obtains new employment or engages (or assists any other person or entity to engage) in any activity competitive with our business. Further, if, during the six-month period immediately preceding or following a “change of control” (as defined in the employment agreements), we terminate his employment without cause, then all of the respective executive’s then-unvested outstanding options will immediately vest.

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

Both Mr. Castro’s and Dr. Maslov’s employment agreement also contain other restrictive covenants further prohibiting: (i) disparagement of us or our affiliates during their employment and thereafter, and (ii) the use or disclosure of confidential business information during or at any time after termination of their employment.

On April 28, 2014, our board of directors approved the re-pricing and change of vesting schedules of outstanding stock options to purchase an aggregate of 172,600 shares of our common stock previously granted to our officers, directors, employees and consultants. As a result of this cancellation and reissuance of the options, we entered into a stock option cancellation agreement and concurrently entered into new stock option agreements with each of the officers, directors, employees and consultants who held shares as of that date, which included Mr. Castro and Dr. Maslov. The number of underlying shares subject to each award remained unchanged as a result of the re-pricing and vesting schedule change.

On November 28, 2014, we entered into stock option agreements with each of Mr. Castro and Dr. Maslov granting each an option to purchase up to 4,700 shares of our common stock, at an exercise price of $8.00 per share, the fair market value on the date that our board of directors approved the grant. The options vest as follows: (i) 1/4 of the total number of shares subject to the award vested one year after the grant date, and (ii) 1/36 of the remaining number of shares subject to the award vest on a monthly basis thereafter.

Our Agreements with Mr. Carney:

Our offer letter to Mr. Carney dated August 19, 2014 provided for an annual base salary of $180,000 and an option under the 2013 Plan to purchase 30,000 shares of our common stock at an exercise price equal to the per share closing price on August 19, 2014.

In addition to the offer letter, we entered into an employment agreement with Mr. Carney, dated as of August 19, 2014, for the position of Chief Financial Officer and Treasurer, which, in addition to his annual compensation as described in the offer letter, provides that he is eligible to receive an annual bonus and other annual incentive compensation that our board of directors may adopt, as well as benefits that we make available to other employees. We will also reimburse Mr. Carney for reasonable expenses that he incurs in performing his duties.

If we terminate Mr. Carney’s services for “cause” (as defined in his employment agreement), whether during or at the end of an employment year, we are obligated to pay him the sum of (i) his salary and bonuses, if any, through the date of termination, (ii) any earned but unused vacation time and paid time off (PTO), and (iii) any unreimbursed expenses.

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

If we terminate Mr. Carney’s services for any other reason, then we are obligated to pay him (i) the same economic benefits as if his services were terminated for cause, (ii) monthly cash severance payments at his then-salary rate, and (iii) continuation of our provided health insurance coverage, each to be paid during the six-month period immediately following the termination date, subject to earlier termination in the event that he obtains new employment or engages (or assists any other person or entity to engage) in any activity competitive with our business. Further, if during the six-month period immediately preceding or following a “change of control” (as defined in Mr. Carney’s employment agreement), we terminate his employment without cause, then all of his then-unvested outstanding options will immediately vest.

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

During his employment with us and for a period of 12 months after his termination, Mr. Carney is subject to restrictive covenants that provide he will not: (i) call on, solicit, divert, interfere with or take away (or attempt to call on, solicit, divert or interfere with or take away) any of our projects, business, clients, customers or prospects with whom or with which Mr. Carney had contact during his employment with us by promoting or selling services or products that compete with us or our affiliates; or (ii) solicit, influence or induce (or attempt to solicit, influence or induce) any employees as of his termination date with whom Mr. Carney had direct contact during his employment with us.

Mr. Carney’s employment agreement also contains other restrictive covenants further prohibiting: (a) disparagement of us or our affiliates during his employment and thereafter, and (b) the use or disclosure of confidential business information during or at any time after termination of his employment.

In connection with the option granted under his employment agreement, we entered into a stock option agreement with Mr. Carney, dated as of August 19, 2014. The agreement grants an option to purchase up to 30,000 shares of our common stock, at an exercise price of $7.50 per share, the fair market value on the date that our board of directors approved the grant. The agreement provides that the options vest as follows: (i) 1/8 of the total number of shares subject to the award vested six months after the grant date, (ii) 1/8 of the total number of shares subject to the award vested one year after the grant date and (iii) 1/48 of the total number of shares subject to the award vest on a monthly basis thereafter.

On November 28, 2014, we entered into a stock option agreement with Mr. Carney granting him an option to purchase up to 4,700 shares of our common stock at an exercise price of $8.00 per share, the fair market value on the date that our board of directors approved the grant. The options vest as follows: (i) 1/4 of the total number of shares subject to the award vested one year after the grant date and (ii) 1/36 of the remaining number of shares subject to the award vest on a monthly basis thereafter.

Our Agreements with Mr. Hamrin:

We entered into an employment agreement with Mr. Hamrin, dated as of June 29, 2016, for the position of Vice President of Engineering, which provides that he will receive an annual base salary of $180,000 and is eligible to receive an annual bonus and/or other annual incentive compensation in accordance with any applicable executive bonus plan applicable to Mr. Hamrin as may be adopted by the Board in its sole discretion. The employment agreement also provides that we will reimburse Mr. Hamrin for reasonable expenses that he incurs in performing his duties. During the term of his employment, Mr. Hamrin will also be entitled to up to 15 days of paid time off, or PTO, annually (adjusted annually based on years of service with us) and to participate in our benefit plans and programs. The initial term of the employment agreement is one year, which may be automatically extended for successive one year terms unless terminated by either party upon at least 30 days prior notice.

If we terminate Mr. Hamrin’s services for “cause” (as defined in his employment agreement), whether during or at the end of an employment year, we are obligated to pay him the sum of (i) his salary and bonuses, if any, through the date of termination, (ii) any earned but unused vacation time/PTO, and (iii) any unreimbursed expenses.

If Mr. Hamrin’s services are terminated upon his death or disability, then (i) we are obligated to pay to him or his estate the same economic benefits as if his services were terminated for cause and (ii) he or his estate may also be granted (A) additional vesting of then-unvested stock or stock options, (B) a proportional amount of any earned and unpaid annual bonus based on his performance through the date of termination, and/or (C) severance payments.

If we terminate Mr. Hamrin’s services for any other reason, then we are obligated to pay him (i) the same economic benefits as if his services were terminated for cause, (ii) monthly cash severance payments at his then effective salary rate, and (iii) continuation of our provided health insurance coverage, each to be paid during the six-month period immediately following the termination date, subject to earlier termination in the event that he obtains new employment or engages (or assists any other person or entity to engage) in any activity competitive with our business. Further, if during the six-month period immediately preceding or following a “change of control” (as defined in Mr. Hamrin’s employment agreement), we terminate his employment without cause, then all of his then-unvested outstanding options will immediately vest.

Mr. Hamrin may terminate his employment at any time and for any reason. Such resignation will not become effective until the earlier of (i) 90 days after the date resignation notice is given to our board of directors or (ii) a date specified by us. If Mr. Hamrin terminates his employment, he has agreed to make himself available to us during the 30-day period following his termination, without any compensation (subject to exception): (i) to facilitate an efficient transition of his job-related responsibilities and duties and (ii) to respond to questions regarding information and/or activities in which he had been engaged while employed by us.

During his employment with us and for a designated period after his termination, Mr. Hamrin is subject to restrictive covenants that provide he will not: (i) call on, solicit, divert, interfere with or take away (or attempt to call on, solicit, divert or interfere with or take away) any of our projects, business, clients, customers or prospects with whom or with which Mr. Hamrin had contact during his employment with us by promoting or selling services or products that compete with us or our affiliates; or (ii) solicit, influence or induce (or attempt to solicit, influence or induce) any employees as of his termination date with whom Mr. Hamrin had direct contact during his employment with us.

Mr. Hamrin’s employment agreement also contains other restrictive covenants further prohibiting: (a) disparagement of us or our affiliates during Mr. Hamrin’s employment and thereafter, (b) the improper solicitation of our customers following the expiration or termination his employment with us and (c) the use or disclosure of confidential business information during or at any time after termination of his employment.

Outstanding Equity Awards at 2016 Fiscal Year-End

The following disclosure reflects all outstanding equity awards at the end of our 2016 fiscal year for each named executive officer, who served in such capacity as of December 31, 2016. All share figures and exercise prices noted in the following table and its footnotes are adjusted to give effect to the 1-for-50 reverse split of our issued and outstanding common stock on July 8, 2015, retroactively.

		Option Awards
		Number of securities underlying unexercised options (#)			Option Exercise	Option Expiration
Name	Grant Date	Exercisable		Unexercisable	Price ($)	Date (1)
Alain Castro	4/28/14	38,939	(2)	4,061	17.50	4/28/20
	5/13/14	6,460	(3)	—	24.00	5/13/20
	11/28/14	2,448	(4)	2,252	8.00	11/28/20

Boris Maslov	4/28/14	14,489	(2)	1,511	17.50	4/28/20
	5/13/14	1,514	(3)	—	24.00	5/13/20
	11/28/14	2,448	(4)	2,252	8.00	11/28/20

Domonic J. Carney	8/19/14	17,500	(4)	12,500	7.50	8/19/20
	11/28/14	2,448	(4)	2,252	8.00	11/28/20

Douglas A. Hamrin	4/28/14	14,489	(2)	1,511	17.50	4/28/20
	5/1/14	948	(3)	—	24.00	5/13/20
	10/3/14	5,625	(6)	4,375	12.50	7/1/23

(1)	All options granted in 2014 to officers expire six years from the grant date except that Mr. Hamrin’s October 2014 grant expires at the end of the option plan.

(2)	Options vest as follows: (i) 15% on the April 28, 2014 grant date and (ii) the remainder in equal monthly amounts over 36 months thereafter. All options may be exercised early for restricted shares that vest in accordance with the original option vesting schedule.

(3)	Options vested 100% on the May 13, 2014 grant date.

(4)	Options vest as follows: (i) 25% on November 28, 2015 and (ii) the remainder in equal monthly amounts over 36 months thereafter. All options may be exercised early for restricted shares that vest in accordance with the original option vesting schedule.

(5)	Options vest as follows: (i) 12.5% on February 19, 2015, (ii) 12.5% on August 19, 2015 and (iii) the remainder vests in equal monthly amounts over 36 months thereafter. All options may be exercised early for restricted shares that vest in accordance with the original option vesting schedule.

(6)	Options vest as follows: (i) 25% on October 3, 2015 and (ii) the remainder in equal monthly amounts over 36 months thereafter. All options may be exercised early for restricted shares that vest in accordance with the original option vesting schedule.

Employee Benefit Plans

2015 Omnibus Incentive Plan

Introduction

On July 14, 2015, our board of directors adopted the 2015 Plan. Our stockholders approved the 2015 Plan at our 2015 Annual Meeting of Stockholders held on August 28, 2015. As a result, the 2015 Plan replaced the 2013 Plan, and no new awards will be granted under the 2013 Plan. Any awards outstanding under the 2013 Plan as of August 28, 2015 remain subject to, and underlying shares will be issued under, the 2013 Plan, and any shares subject to outstanding awards under the 2013 Plan that subsequently cease to be subject to such awards (other than by reason of settlement of the awards in shares) will automatically become available for issuance under the 2015 Plan.

On August 22, 2016, our board of directors approved an amendment to the 2015 Plan to increase the number of shares of our common stock subject to the 2015 Plan to 600,000 shares. Our stockholders approved the amendment to the 2015 Plan at our 2016 Annual Meeting of Stockholders held on September 26, 2016.

The principal features of the 2015 Plan are summarized below. This summary is qualified in its entirety by reference to the text of the 2015 Plan, which is filed as an appendix to the proxy statement for our 2015 Annual Meeting of Stockholders.

Share reserve

We have reserved 600,000 shares of our common stock for issuance under the 2015 Plan. In addition, any awards outstanding as of August 28, 2015 remain subject to and will be paid under the 2013 Plan and any shares then subject to outstanding awards under the 2013 Plan that subsequently expire, terminate or are surrendered or forfeited for any reason without issuance of shares will automatically become available for issuance under the 2015 Plan. Up to 600,000 shares may be granted as incentive stock options under Code Section 422. The shares of common stock issuable under the 2015 Plan will consist of authorized and unissued shares, treasury shares or shares purchased on the open market or otherwise.

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

No Repricing

Without stockholder approval, the Compensation Committee is not authorized to (1) lower the exercise or grant price of a stock option or SAR after it is granted, except in connection with certain adjustments to our corporate or capital structure permitted by the 2015 Plan, such as stock splits, (2) take any other action that is treated as a repricing under generally accepted accounting principles or (3) cancel a stock option or SAR at a time when its exercise or grant price exceeds the fair market value of the underlying stock, in exchange for cash, another stock option or SAR, restricted stock, RSUs or other equity award, unless the cancellation and exchange occur in connection with a change in capitalization or similar corporate transactions.

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

2013 Equity Incentive Plan

Introduction

On July 1, 2013, our board of directors adopted the 2013 Plan, which was subsequently approved by our stockholders. We subsequently amended the 2013 Plan on August 23, 2013 and March 25, 2015. The 2013 Plan authorizes us to grant non-qualified stock options and restricted stock purchase rights to purchase up to 420,000 shares of our common stock with vesting to employees (including officers) and other service providers. To date, all issuances under the 2013 Plan have been stock options. No restricted shares have been issued under the 2013 Plan. The 2013 Plan provides that it will expire after 10 years, unless sooner terminated by the provisions therein. On April 28, 2014, our board of directors approved a re-pricing of all outstanding employee and non-employee director stock options outstanding under the 2013 Plan. We canceled options to purchase 172,600 shares of our common stock at exercise prices between $50.00 and $77.00 per share and replaced them with options to purchase 172,600 shares of our common stock at $17.50 per share. Our board of directors recently adopted the 2015 Plan and at the 2015 Annual Meeting of Stockholders held on August 28, 2015, our stockholders approved the 2015 Plan. Accordingly, we no longer will make award grants under plans in existence prior to the 2015 Plan, including the 2013 Plan.

The principal features of the 2013 Plan are summarized below. This summary is qualified in its entirety by reference to the text of the 2013 Plan, which is filed as an exhibit to the Annual Report on Form 8-K filed by us on March 30, 2015.

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

Administration

Our board of directors administers the 2013 Plan.

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

Limitation of Liability and Indemnification Matters

Our certificate of incorporation and our bylaws contain provisions indemnifying our directors and officers to the fullest extent permitted by law. Additionally, we have entered into indemnification agreements with each of our directors that may, in some cases, be broader than the specific indemnification provisions contained under Delaware law.

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

Director Compensation

The following table provides 2016 compensation information for our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)(2)	Total ($)

Michael J. Hammons(3)	—	—	—	—
Bennet P. Tchaikovsky(4)	40,000	—	—	40,000
Jeffrey Horn(5)	40,000	—	—	40,000
Ian Copeland(6)	40,000	—	—	40,000
Eric Helenek(7)	10,000	—	—	10,000
Stephen Markscheid (8)	20,000	—	20,830	40,830

(1)	All share figures and exercise prices noted in the footnotes to this table are adjusted to give effect to the 1-for-50 reverse split of our issued and outstanding common stock on July 8, 2015, retroactively.

(2)	The amounts shown in this column represent the aggregate grant date fair value of stock options granted in the year computed in accordance with FASB ASC Topic 718. These amounts are not paid to or realized by the Director. See Note 12 of the notes to our audited consolidated financial statements for a discussion of valuation assumptions made in determining the grant date fair value and compensation expense of our stock options.

(3)	Mr. Hammons serves as our Chairman of our board of directors and has served as our Nominating and Corporate Governance Committee Chairman since July 14, 2015. On November 28, 2014, we entered into a stock option agreement with Mr. Hammons dated as of November 28, 2014 to purchase 6,000 shares of our common stock at an exercise price per share of $8.00. The agreement provides for the option to vest as follows: (i) 1/2 of the total number of shares on the grant date, and (ii) 1/18 of the total number of shares each month thereafter.

(4)	Mr. Tchaikovsky has served as a Director and as our Audit Committee Chairman since November 2013. Beginning in April 2014, we began to pay Mr. Tchaikovsky an annual fee of $40,000. On November 22, 2013, we issued Mr. Tchaikovsky an option to purchase 5,000 shares of our common stock at an exercise price per share of $76.00. On April 28, 2014, we cancelled these options and issued Mr. Tchaikovsky an option to purchase 5,000 shares of our common stock at an exercise price per share of $17.50, with 15% of the grant vesting on the grant date and the remainder vesting over 36 months.

(5)	Mr. Horn has served as a Director since May 2014 and is paid an annual fee of $40,000. On May 28, 2014, we issued Mr. Horn an option to purchase 6,000 shares of our common stock at an exercise price per share of $22.00, vesting ratably over 36 months.

(6)	Mr. Copeland has served as a Director since December 2014 and as our Compensation Committee Chairman since July 14, 2015 and is paid an annual fee of $40,000. On November 28, 2014, we issued Mr. Copeland an option to purchase 6,000 shares of our common stock at an exercise price per share of $8.00, vesting ratably over 36 months.

(7)	Mr. Helenek served as a Director beginning May 2015 and was paid an annual fee of $40,000, which was prorated to $26,667 for his service in 2015 and $10,000 for his service in 2016. On May 18, 2015, we issued Mr. Helenek an option to purchase 6,000 shares of our common stock at an exercise price per share of $9.50, with 1/4 of the grant vesting on May 18, 2016 and 1/48 of the grant vesting ratably each month thereafter. Mr. Helenek resigned from our board of directors effective March 30, 2016. Mr. Helenek’s resignation from our board of directors was not the result of any disagreement with us on any matter relating to our operations, policies or practices. Mr. Helenek’s option to purchase common stock did not vest and was forfeited upon his resignation in 2016.

(8)	Mr. Markscheid has served as a Director since June 2016 and was paid an annual fee of $40,000, which was prorated to $20,000 for his service in 2016. On July 1, 2016, we issued Mr. Markscheid an option to purchase 6,000 shares of our common stock at an exercise price per share of $4.31, with 1/4 of the grant vesting on June 30, 2017 and 1/48 of the grant vesting ratably each month thereafter.

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

In connection with the option granted under the offer letter, we entered into a stock option agreement with Mr. Tchaikovsky, dated as of November 25, 2013, pursuant to which we granted Mr. Tchaikovsky an option to purchase 5,000 shares of our common stock. The agreement provides that the option vests as follows: (i) 1/4 of the total number of shares subject to the award vested one year after the grant date, and (ii) 1/48 of the total number of shares subject to the award will vest on a monthly basis thereafter.

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

Our Agreement with Mr. Hammons:

As compensation for his services as a director and Chairman of our board of directors, on November 28, 2014, the board of directors granted Mr. Hammons an option under the 2013 Plan to purchase 6,000 shares of our common stock, at an exercise price equal to the per share closing price on November 28, 2014, the fair market value on such date. Immediately thereafter, we entered into a stock option agreement with Mr. Hammons, dated November 28, 2014, granting Mr. Hammons an option to purchase 6,000 shares of our common stock, at an exercise price of $8.00 per share, the fair market value on the date our board of directors approved the grant. The agreement provides that the option vests as follows: (i) 1/2 of the total number of shares subject to the award vested one year after the grant date, and (ii) 1/18 of the remaining number of shares subject to the award vest on a monthly basis thereafter, beginning January 1, 2015.

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

In connection with the option granted under the offer letter, we entered into a stock option agreement with Mr. Helenek, dated as of May 18, 2015, granting Mr. Helenek an option to purchase 6,000 shares of our common stock at an exercise price of $9.50 per share, the fair market value on the date our board of directors approved the grant. The agreement provides that the option vests as follows: (i) 1/4 of the total number of shares subject to the award vested one year after the grant date, and (ii) 1/36 of the remaining number of shares subject to the award will vest on a monthly basis thereafter. Mr. Helenek resigned from our board of directors effective March 30, 2016. None of the options granted were vested upon his resignation. Mr. Helenek’s resignation from our board of directors was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

Our Agreement with Mr. Markscheid:

Effective as of June 29, 2016, our board of directors appointed Stephen Markscheid to fill a vacancy, which Mr. Markscheid accepted pursuant to an offer letter dated as of June 29, 2016, which provides for the grant of an option under the 2015 Plan, effective July 1, 2016, to purchase 6,000 shares of our common stock at an exercise price of $4.31 per share. In addition to the shares granted, the offer letter contemplates an annual director’s fee of $40,000, payable monthly, although such fee is not guaranteed. We also agreed to reimburse Mr. Markscheid for reasonable travel expenses incurred to attend board meetings, and to indemnify him in his capacity as a director to the fullest extent permissible.

In connection with the above-described option grant, we and Mr. Markscheid entered into a stock option agreement in the form provided by the 2015 Plan, which provides for 1/4 of the total number of shares to vest after 12 months and 1/48 of the total number of shares to vest each month commencing each month thereafter. The options granted will become fully vested and exercisable immediately prior to, and contingent upon, a “change in control” (as defined in the 2015 Plan).

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2016 with respect to compensation plans under which equity securities of the Company are authorized for issuance. For a description of the terms of our 2013 Plan and 2015 Plan, please see “Executive Compensation—Employee Benefit Plans”.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	273,550	$13.70	634,914
Equity compensation plans not approved by security holders	80,794	$28.84	—
Total	354,344	$17.15	634,914

The securities issued pursuant to equity compensation plans not approved by security holders consist of warrants issued to various service providers between 2013 and 2015, as further described in “Note 14—Stock Options and Warrants—Warrants” to our consolidated financial statements included elsewhere in this report.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 10, 2017 for: (i) each person known by us to own beneficially more than 5% of our common stock; (ii) each of our directors; (iii) each of our named executive officers; and (iv) all of our directors and executive officers as a group, as adjusted to give effect to the 1-for-50 reverse split of our issued and outstanding common stock on July 8, 2015, retroactively. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the beneficial owners named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 4,063,660 shares of common stock outstanding as of April 10, 2017.

The number of shares of common stock owned are those “beneficially owned” as determined under the rules of the SEC, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock that the person has the right to acquire within 60 days of April 10, 2017 through the exercise of any option, warrant or right, subject to the effect of certain provisions in relevant notes and warrants that contractually block such acquisition. We did not deem those shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned
Alain J. Castro(2)	211,756	5.33%
Boris A. Maslov(3)	18,927	*
Domonic J. Carney(4)	102,323	2.63%
Michael J. Hammons(5)	16,188	*
Bennet P. Tchaikovsky(6)	13,854	*
Jeff Horn(7)	16,022	*
Ian Copeland(8)	14,688	*
Stephen Markscheid(9)	23,083	*
Douglas A. Hamrin(10)	76,561	1.97%
All directors and executive officers as a group(11)	493,401	12.80%

Five Percent Beneficial Owners:
Like Capital Limited(12)	696,056	18.06%
SAIL Exit Partners, LLC(13)	586,005	15.21%
SAIL Pre-Exit Acceleration Fund, LP(14)	5,232	*
Blue Earth Fund, LP(15)	818,000	9.99%
Empery Asset Master, Ltd.(16)	685,317	9.99%
Empery Tax Efficient, LP(17)	516,333	9.99%
Empery Tax Efficient II, LP(18)	737,162	9.99%
Jeneration Capital Master Fund(19)	375,000	9.43%
Hudson Bay Capital Management, L.P.(20)	342,859	8.17%
Brio Capital Master Fund Ltd.(21)	333,066	7.96%

* Less than 1%

(1)	Unless otherwise noted, the business address for each holder is c/o Ener-Core, Inc., 8965 Research Drive, Irvine, California 92618.

(2)	Consists of 94,667 shares of common stock, of which 87,500 shares are shares of restricted stock that remain subject to a risk of forfeiture as of April 10, 2017; 11,200 shares of common stock underlying a warrant that is exercisable within 60 days of April 10, 2017; 11,200 shares of common stock underlying a convertible note that is convertible within 60 days of April 10, 2017; and 94,689 shares of common stock underlying options that are exercisable within 60 days of April 10, 2017. Does not include 44,054 shares of common stock underlying options that are not exercisable within 60 days of April 10, 2017. These stock options were granted to Mr. Castro on April 15, 2014, May 13, 2014, November 28, 2014 and April 4, 2017.

(3)	Consists of 18,927 shares of common stock underlying options that are exercisable within 60 days of April 10, 2017. These stock options were granted to Dr. Maslov on April 15, 2014, May 13, 2014 and November 28, 2014. On February 1, 2017, we and Dr. Maslov mutually agreed to terminate Dr. Maslov’s employment with us, as well as his positions as our President, Chief Operating Officer and Chief Technology Officer, along with any officer, director or employee positions with our subsidiaries and affiliates, effective as of January 31, 2017.

(4)

Consists of 4,000 shares of common stock issued to Charles Schwab & Co. Inc. FBO Domonic Carney IRA; 2,667 shares of common stock issued to Charles Schwab & Co. Inc. FBO Domonic Carney Roth IRA, as to which Mr. Carney holds voting and investment power; 60,167 shares of common stock owned by Mr. Carney, of which 52,500 shares are shares of restricted stock that remain subject to a risk of forfeiture as of April 10, 2017; and 42,156 shares of common stock underlying options that are exercisable within 60 days of April 10, 2017. Does not include 45,044 shares of common stock underlying options that are not exercisable within 60 days of April 10, 2017. These stock options were granted to Mr. Carney on August 19, 2014, November 28, 2014 and April 4, 2017.

(5)	Consists of 1,334 shares of common stock and 14,854 shares of common stock underlying options that are exercisable within 60 days of April 10, 2017. Does not include 16,146 shares of common stock underlying options that are not exercisable within 60 days of April 10, 2017. These stock options were granted to Mr. Hammons on November 28, 2014 and April 4, 2017. Mr. Hammons’ business address is 1567 Buckeye Court, San Luis Obispo, CA 93401.

(6)	Consists of 13,854 shares of common stock underlying options that are exercisable within 60 days of April 10, 2017. Does not include 16,146 shares of common stock underlying options that are not exercisable within 60 days of April 10, 2017. These stock options were granted to Mr. Tchaikovsky on April 15, 2014 and April 4, 2017. Mr. Tchaikovsky’s business address is 6571 Morningside Drive, Huntington Beach, California 92648.

(7)	Consists 1,334 shares of common stock and 14,688 shares of common stock underlying options that are exercisable within 60 days of April 10, 2017. Does not include 16,313 shares of common stock underlying options that are not exercisable within 60 days of April 10, 2017. These stock options were granted to Mr. Horn on May 28, 2014 and April 4, 2017. Mr. Horn’s business address is 703 Hollybriar Lane, Naples, Florida 34108.

(8)	Consists of 1,000 shares of common stock and 13,688 shares of common stock underlying options that are exercisable within 60 days of April 10, 2017. Does not include 17,313 shares of common stock underlying options that are not exercisable within 60 days of April 10, 2017. These stock options were granted to Mr. Copeland on November 28, 2014 and April 4, 2017. Mr. Copeland’s business address is 13007 Mimosa Farm Court, Rockville, Maryland 20850.

(9)	Consists of 8,000 shares of common stock underlying a warrant that is exercisable within 60 days of April 10, 2017; 8,000 shares of common stock underlying a convertible note that is convertible within 60 days of April 10, 2017; and 7,083 shares of common stock underlying options that are exercisable within 60 days of April 10, 2017. Does not include 18,917 shares of common stock underlying options that are not exercisable within 60 days of April 10, 2017. These stock options were granted to Mr. Markscheid on June 29, 2016 and April 4, 2017. Mr. Markscheid’s business address is 419 Washington Avenue, Wilmette, Illinois 60091.

(10)	Consists of 40,550 shares of common stock, of which 35,000 shares are shares of restricted stock that remain subject to a risk of forfeiture as of April 10, 2017; and 36,011 shares of common stock underlying options that are exercisable within 60 days of April 10, 2017. Does not include 25,938 shares of common stock underlying options that are not exercisable within 60 days of April 10, 2017. These stock options were granted to Mr. Hamrin on April 15, 2014, May 13, 2014, October 3, 2014 and April 4, 2017.

(11)	Includes 255,949 shares of common stock underlying options that are exercisable within 60 days of April 10, 2017 and 210,000 shares of restricted common stock that remain subject to a risk of forfeiture as of April 10, 2017.

(12)	Ma Chi Wing Wendy is the Managing Director of Like Capital Limited and is deemed to have sole voting and investment power with respect to the shares of common stock owned by Like Capital Limited. Like Capital Limited’s business address is New World Tower 1, 23rd Floor, 18 Queens Road Central, Hong Kong.

(13)	F. Henry Habicht II and Walter L. Schindler are the managers of SAIL Exit Partners, LLC and are deemed to have shared voting and investment power with respect to the shares of common stock owned by SAIL Exit Partners, LLC. SAIL Exit Partners, LLC’s business address is 3161 Michelson Drive, Suite 750, Irvine, California 92612.

(14)	SAIL Capital Partners, LLC is the general partner and management company of SAIL Pre-Exit Acceleration Fund, LP. F. Henry Habicht II and Walter L. Schindler are the managing partners of SAIL Capital Partners, LLC and are deemed to have shared voting and investment power with respect to the shares of common stock owned by SAIL Pre-Exit Acceleration Fund, LP. SAIL Capital Partners, LLC’s business address is 3161 Michelson Drive, Suite 750, Irvine, California 92612.

(15)	Consists of 384,000 shares of common stock underlying warrants that are exercisable within 60 days of April 10, 2017 and 434,000 shares of common stock underlying convertible notes that are convertible within 60 days of April 10, 2017. Brett Conrad, the manager of Blue Earth Fund, LP, may be deemed to have voting and investment power over these securities. The foregoing warrants and convertible notes held by Blue Earth Fund, LP include provisions that provide that conversion or exercise thereof, as applicable, is subject to a 9.99% beneficial ownership limitation, calculated to include holdings of its affiliates. Blue Earth Fund, LP’s business address is c/o Longboard Capital Advisors, LLC, 1312 Cedar St., Santa Monica, California 90405. This information is based on the Schedule 13G filed by Longboard Capital Advisors, LLC and Mr. Conrad with the SEC on February 17, 2017.

(16)	Consists of 93,188 shares of common stock, 320,840 shares of common stock underlying warrants that are exercisable within 60 days of April 10, 2017 and 271,289 shares of common stock underlying convertible notes that are convertible within 60 days of April 10, 2017. Empery Asset Management LP, the authorized agent of Empery Asset Master Ltd. (“EAM”), has discretionary authority to vote and dispose of the shares held by EAM and may be deemed to be the beneficial owner of these shares. Martin Hoe and Ryan Lane, in their capacity as investment managers of Empery Asset Management LP, may also be deemed to have investment discretion and voting power over the shares held by EAM. EAM, Mr. Hoe and Mr. Lane each disclaim any beneficial ownership of these shares. The foregoing warrants and convertible notes held by EAM include provisions that provide that conversion or exercise thereof, as applicable, is subject to either a 4.99% or 9.99% beneficial ownership limitation, which limitation depends on the specific instrument, calculated to include holdings of its affiliates. EAM’s business address is 1 Rockefeller Plaza, Suite 1205, New York, NY 10020. This information is based on the Schedule 13G/A filed by EAM, Empery Tax Efficient, LP (“ETE”), Empery Tax Efficient II, LP (“ETE II”), Empery Asset Management, LP, Mr. Lane and Mr. Hoe with the SEC on January 24, 2017.

(17)	Consists of 37,293 shares of common stock, 266,602 shares of common stock underlying warrants that are exercisable within 60 days of April 10, 2017 and 212,438 shares of common stock underlying convertible notes that are convertible within 60 days of April 10, 2017. Empery Asset Management LP, the authorized agent of ETE, has discretionary authority to vote and dispose of the shares held by ETE and may be deemed to be the beneficial owner of these shares. Martin Hoe and Ryan Lane, in their capacity as investment managers of Empery Asset Management LP, may also be deemed to have investment discretion and voting power over the shares held by ETE. ETE, Mr. Hoe and Mr. Lane each disclaim any beneficial ownership of these shares. The foregoing warrants and convertible notes held by ETE include provisions that provide that conversion or exercise thereof, as applicable, is subject to either a 4.99% or 9.99% beneficial ownership limitation, which limitation depends on the specific instrument, calculated to include holdings of its affiliates. ETE’s business address is 1 Rockefeller Plaza, Suite 1205, New York, NY 10020. This information is based on the Schedule 13G/A filed by EAM, ETE, ETE II, Empery Asset Management, LP, Mr. Lane and Mr. Hoe with the SEC on January 24, 2017.

(18)	Consists of 34,290 shares of common stock, 395,041 shares of common stock underlying warrants that are exercisable within 60 days of April 10, 2017 and 307,831 shares of common stock underlying convertible notes that are convertible within 60 days of April 10, 2017. Empery Asset Management LP, the authorized agent of ETE II, has discretionary authority to vote and dispose of the shares held by ETE and may be deemed to be the beneficial owner of these shares. Martin Hoe and Ryan Lane, in their capacity as investment managers of Empery Asset Management LP, may also be deemed to have investment discretion and voting power over the shares held by ETE II. ETE II, Mr. Hoe and Mr. Lane each disclaim any beneficial ownership of these shares. The foregoing warrants and convertible notes held by ETE II include provisions that provide that conversion or exercise thereof, as applicable, is subject to either a 4.99% or 9.99% beneficial ownership limitation, which limitation depends on the specific instrument, calculated to include holdings of its affiliates. ETE II’s business address is 1 Rockefeller Plaza, Suite 1205, New York, NY 10020. This information is based on the Schedule 13G/A filed by EAM, ETE, ETE II, Empery Asset Management, LP, Mr. Lane and Mr. Hoe with the SEC on January 24, 2017.

(19)	Consists of 250,000 shares of common stock and 125,000 shares of common stock underlying a warrant that is exercisable within 60 days of April 10, 2017. The foregoing warrant held by Jeneration Capital Master Fund includes a provision that provides that exercise thereof is subject to a 9.99% beneficial ownership limitation, calculated to include holdings of its affiliates. Jeneration Capital Management serves as the investment manager of Jeneration Capital Master Fund and may be deemed to have beneficial ownership of the shares of common stock and shares of common stock underlying the warrant (subject to the 9.99% beneficial ownership limitation) owned by Jeneration Capital Master Fund. Jimmy Ching-Hsin Chang is the principal of Jeneration Capital Management and may be deemed to have beneficial ownership of the shares of common stock and shares of common stock underlying the warrant (subject to the 9.99% beneficial ownership limitation) owned by Jeneration Capital Master Fund. Mr. Chang disclaims any beneficial ownership of any such shares of our common stock. Jeneration Capital Master Fund’s business address is c/o Jeneration Capital Advisors (Hong Kong) Limited, 20/F, One IFC, 1 Harbour View Street, Central, Hong Kong.

(20)	Consists of 342,859 shares of common stock underlying warrants and convertible notes that are exercisable within 60 days of April 10, 2017. Hudson Bay Capital Management LP, the investment manager of Hudson Bay Master Fund Ltd., has voting and investment power over these securities. Sander Gerber is the managing member of Hudson Bay Capital GP LLC, which is the general partner of Hudson Bay Capital Management LP. Each of Hudson Bay Master Fund Ltd. and Sander Gerber disclaims beneficial ownership over these securities. The foregoing warrants and convertible notes held by Hudson Bay Capital Management, L.P. include provisions that provide that conversion or exercise thereof, as applicable, is subject to either a 4.99% or 9.99% beneficial ownership limitation, which limitation depends on the specific instrument, calculated to include holdings of its affiliates. Hudson Bay Capital Management, L.P.’s business address is 777 Third Avenue, 30th Floor, New York, NY 10017. This information is based on the Schedule 13G/A filed by Hudson Bay Capital Management, L.P. and Mr. Gerber with the SEC on January 30, 2017.

(21)	Consists of 333,066 shares of common stock underlying warrants and convertible notes that are exercisable within 60 days of April 10, 2017. Does not include 49,187 shares of common stock underlying warrants not exercisable within 60 days of April 10, 2017, due to the application of 4.99% blocker provisions in such warrants, as described below. Brio Capital Management LLC is the investment manager of Brio Capital Master Fund Ltd. and has the voting and investment discretion over securities held by the Brio Capital Master Fund Ltd. Shaye Hirsch, in his capacity as Managing Member of Brio Capital Management LLC, makes voting and investment decisions on behalf of Brio Capital Management LLC, in its capacity as the investment manager of Brio Capital Master Fund Ltd. Brio Capital Management LLC and Shaye Hirsch disclaim beneficial ownership over the shares held by Brio Capital Master Fund Ltd., except to the extent of any pecuniary interest therein. The foregoing warrants and convertible notes held by Brio Capital Master Fund Ltd. include provisions that provide that conversion or exercise thereof, as applicable, is subject to either a 4.99% or 9.99% beneficial ownership limitation, which limitation depends on the specific instrument, calculated to include holdings of its affiliates. Brio Capital Master Fund Ltd.’s business address is c/o/ Brio Capital Management LLC, 100 Merrick Road, Suite 401W, Rockville Centre, NY 11570. This information is based on the Schedule 13G filed by Brio Capital Master Fund Ltd. and Brio Capital Management LLC with the SEC on January 23, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Other than compensation arrangements, we describe below transactions and series of similar transactions, since January 1, 2015, to which we were a party, in which:

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

December 2016 Financing

In December 2016, we sold and issued to 21 accredited investors unregistered convertible senior secured promissory notes with an aggregate principal amount of approximately $3.7 million and five-year warrants to purchase an aggregate of 1,498,622 shares of our common stock at an exercise price of $3.00 per share with aggregate net proceeds to us after a ten percent original issue discount and placement agent fee of approximately $3.0 million, referred to as the December 2016 Financing. The following officers and directors participated in the December 2016 Financing, in which they purchased the number of securities listed adjacent to their name.

Name	Position with Company	Principal Amount of Notes Purchased in December 2016 Financing ($)	Number of Shares Underlying Warrants Purchase in December 2016 Financing (#)	Aggregate Purchase Price ($)
Alain J. Castro	Director and Chief Executive Officer	28,000	11,200	25,200
Stephen Markscheid	Director	20,000	8,000	18,000

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

Director Independence

Based upon information submitted by Messrs. Hammons, Horn, Tchaikovsky, Markscheid and Copeland, our board of directors has determined that each of them is “independent” for purposes of our Corporate Governance Guidelines, with reference to the relevant rules of the national securities exchanges in the United States, although such definitions do not currently apply to us because our securities are not listed on a national securities exchange. Messrs. Castro and Brown are not independent directors. Under the Corporate Governance Guidelines, no director will be considered “independent” unless our board of directors affirmatively determines that the director has no direct or indirect material relationship with our company.

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

Our principal independent registered public accounting firm from July 1, 2013 to December 1, 2014 was Kelly & Company, or Kelly. Services provided by Kelly in 2015 related primarily to its consent to our registration statement on Form S-1, originally filed in July 2015 and withdrawn in April 2016. Kelly provided no services and received no fees in 2016. The following table shows the fees for audit and other services provided by Kelly in relation to our 2016 and 2015 fiscal years:

	2016	2015
Audit Fees(1)	$—	$—
Audit-related Fees(2)	—	29,000
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$—	$29,000

Our principal independent registered public accounting firm in 2015 and 2016 was SingerLewak LLP, who we engaged on December 1, 2014. SingerLewak, LLP received no fees in 2014.

	2016	2015
Audit Fees(1)	$82,000	$90,000
Audit-related Fees(2)	144,000	142,000
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$226,000	$232,000

(1)	Audit Fees—This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-Related Fees—This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and services performed for SEC registration statements.

(3)	Tax Fees—This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees—This category consists of fees for other miscellaneous items.

Pre-Approval Policies and Procedures of the Board of Directors

Our Board approved the engagement of our independent registered public accounting firm for 2016 and 2015, and also pre-approved all audit and non-audit expenses.

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

(3)	Exhibits.

The following exhibits are filed (or incorporated by reference herein) as part of this report:

			Incorporated by Reference
Exhibit				Filing		Filed
Number	Description of Exhibit	Form	File No.	Date	Exhibit	Herewith
2.1	Plan of Conversion of the Registrant, effective September 3, 2015	8-K	000-55400	9/3/15	2.1
3.1	Certificate of Incorporation, effective September 3, 2015	8-K	000-55400	9/3/15	3.3
3.2	Bylaws, adopted effective September 3, 2015	8-K	000-55400	9/3/15	3.4
3.3	Articles of Conversion of the Registrant, effective September 3, 2015	8-K	000-55400	9/3/15	3.1
3.4	Certificate of Conversion of the Registrant, effective September 3, 2015	8-K	000-55400	9/3/15	3.2
4.1	Specimen common stock certificate	S-1	333-205916	11/5/15	4.1
4.2	Form of Warrant to Purchase Common Stock, dated November 26, 2014, issued by the Registrant to certain consultants	S-1/A	333-205916	9/18/15	4.3
4.3	Warrant to Purchase Common Stock, dated December 1, 2014, issued to Rufus Dufus, LLC	10-K	000-55400	3/31/15	4.9
4.4	Warrant to Purchase Common Stock, dated December 1, 2014, issued to Dylana Dreams, LLC	10-K	000-55400	3/31/15	4.10
4.5	Warrant to Purchase Common Stock, dated December 16, 2014, issued to Island Pickle, LLC	10-K	000-55400	3/31/15	4.11
4.6	Warrant to Purchase Common Stock, dated December 16, 2014, issued to Pilly Boy, LLC	10-K	000-55400	3/31/15	4.12

			Incorporated by Reference
Exhibit				Filing		Filed
Number	Description of Exhibit	Form	File No.	Date	Exhibit	Herewith
4.7	Form of Warrant to Purchase Common Stock, dated April 23, 2015, issued by the Registrant to certain investors	8-K	000-55400	4/23/15	4.2
4.8	Form of Warrant to Purchase Common Stock, dated May 7, 2015, issued by the Registrant to certain investors	8-K	000-55400	5/7/15	4.2
4.9	Form of Warrant issued in support of Backstop Security Support Agreement, dated November 2, 2015	8-K	000-55400	11/3/15	4.1
4.10	Form of Warrant to Purchase Common Stock, dated December 31, 2015, issued by the Registrant to certain investors	8-K	001-37642	12/31/15	4.1
4.11	Form of Additional Warrant to Purchase Common Stock, dated December 30, 2015	8-K	001-37642	12/31/15	4.2
4.12	Form of Additional Warrant to Purchase Common Stock, dated March 31, 2016	8-K	001-37642	4/5/16	4.1
4.13	Form of Amendment to Warrant(s)	8-K	001-37642	8/30/16	4.1
4.14	Form of Convertible Unsecured Promissory Note	8-K	001-37642	9/2/16	4.1
4.15	Form of Warrant	8-K	001-37642	9/2/16	4.2
4.16	Form of Convertible Senior Secured Promissory Note	8-K	001-37642	11/25/16	4.1
4.17	Form of Warrant	8-K	001-37642	11/25/16	4.2
4.18	Form of Amendment Agreement, dated November 23, 2016	8-K	001-37642	11/25/16	4.3
4.19	Form of First Amendment to Convertible Unsecured Promissory Notes issued in September 2015, effective as of November 23, 2016	8-K	001-37642	11/25/16	4.4
4.20	Form of Revised Amendment Agreement, dated November 23, 2016	8-K	001-37642	12/2/16	4.1
4.21	Form of Additional Warrant	8-K	001-37642	12/2/16	4.2
10.1+	Form of Indemnification Agreement for Directors and Officers	S-1	333-205916	11/5/15	10.1
10.2+	2013 Equity Incentive Plan, as amended on March 25, 2015	8-K	000-55400	3/30/15	10.7(b)
10.3+	2015 Omnibus Incentive Plan, as adopted by the Registrant’s board of directors on July 14, 2015 and approved by the Company’s stockholders on August 28, 2015	DEF 14A	000-55400	7/15/15	App. A
10.4+	Executive Employment Agreement, dated April 25, 2013, between FlexPower Generation, Inc. and Alain J. Castro	8-K	333-173040	7/10/13	10.4
10.5+	Amendment to Executive Employment Agreement, dated May 23, 2014, between Registrant and Alain J. Castro	8-K	333-173040	5/30/14	99.2
10.6+	Executive Employment Agreement, dated December 31, 2012, between FlexPower Generation, Inc. and Boris Maslov	8-K	333-173040	7/10/13	10.5
10.7+	Amendment to Executive Employment Agreement, dated May 23, 2014, between Registrant and Boris A. Maslov	8-K	333-173040	5/30/14	99.3
10.8+	Offer Letter, dated August 19, 2014, from the Registrant to Domonic J. Carney	8-K	333-173040	8/20/14	99.1
10.9+	Executive Employment Agreement, dated August 19, 2014, between the Registrant and Domonic J. Carney	8-K	333-173040	8/20/14	99.2
10.10+	Offer Letter, dated May 19, 2014, from the Registrant to Jeff Horn	8-K	333-173040	5/30/14	99.1
10.11+	Offer Letter, November 28, 2014, from the Registrant to Ian C. Copeland	8-K	333-173040	12/4/14	99.1
10.12+	Offer Letter, dated May 18, 2015, from the Registrant to Eric Helenek	8-K	000-55400	5/21/15	99.1
10.13+	Commercial Lease Agreement, dated May 26, 2011, between Meehan Holdings, LLC and FlexEnergy, Inc.	10-Q	333-173040	8/19/13	10.13
10.14	Assignment and Assumption of Lease, dated August 1, 2013, between the Registrant and FlexEnergy, Inc.	8-K	333-173040	10/2/13	10.17

			Incorporated by Reference
Exhibit				Filing		Filed
Number	Description of Exhibit	Form	File No.	Date	Exhibit	Herewith
10.15	Lessor’s Consent to Assignment and Sublease, dated September 4, 2013, among the Registrant, FlexEnergy, Inc. and Meehan Holdings, LLC	8-K	333-173040	10/2/13	10.17A
10.16	Securities Purchase Agreement, dated September 18, 2014, among the Registrant and certain investors	8-K	333-173040	9/19/14	10.1
10.17	Registration Rights Agreement, dated September 18, 2014, between the Registrant and certain investors	8-K	333-173040	9/19/14	10.2
10.18	Amendment and Waiver Agreement, dated December 1, 2014, between the Registrant and certain investors	10-K	000-55400	3/31/15	10.29
10.19	Form of Settlement Agreement and Mutual Release, dated December 16, 2014, among the Registrant and certain investors	10-K	000-55400	3/31/15	10.30
10.20	Form of Exchange Agreement, dated April 16, 2015, between the Registrant and certain investors	8-K	000-55400	4/7/15	10.1
10.21	Securities Purchase Agreement, dated April 22, 2015, between the Registrant and certain investors	8-K	000-55400	4/23/15	10.1
10.22	Pledge and Security Agreement, dated April 23, 2015, among the Registrant, Ener-Core Power, Inc. and Empery Tax Efficient, LP, as collateral agent	8-K	000-55400	4/23/15	10.2
10.23	Securities Purchase Agreement, dated May 1, 2015, among the Registrant and certain investors	8-K	000-55400	5/1/15	10.1
10.24	Registration Rights Agreement, dated May 1, 2015, between the Registrant and certain investors	8-K	000-55400	5/1/15	10.2
10.25	Securities Purchase Agreement, dated May 7, 2015, among the Registrant and certain investors	8-K	000-55400	5/7/15	10.1
10.26	First Amendment to Securities Purchase Agreement, dated May 7, 2015, between the Registrant and Empery Tax Efficient, LP, as collateral agent	8-K	000-55400	5/7/15	10.2
10.27	First Amendment to the Pledge and Security Agreement, dated May 7, 2015, among the Registrant, Ener-Core Power, Inc. and Empery Tax Efficient, LP, as collateral agent	8-K	000-55400	5/7/15	10.3
10.28	Sales and Service Agreement between Ener-Core Power, Inc. and the Regents of the University of California University of California, Irvine, dated April 19, 2013	8-K/A	333-173040	8/29/13	10.16
10.29†	Commercial License Agreement, dated November 14, 2014, between Ener-Core Power, Inc. and Dresser-Rand Company	10-K	000-55400	3/31/15	10.22
10.30†	First Amendment to Commercial License Agreement, dated March 17, 2015, between the Registrant and Dresser-Rand Company	10-K	000-55400	3/31/15	10.31

			Incorporated by Reference
Exhibit				Filing		Filed
Number	Description of Exhibit	Form	File No.	Date	Exhibit	Herewith
10.31	First Amendment to Securities Purchase Agreement, dated May 7, 2015, effective as of October 22, 2015, between the Registrant and certain investors	8-K	000-55400	10/23/15	10.2
10.32	Second Amendment to Securities Purchase Agreement, dated April 22, 2015, effective as of October 22, 2015, between the Registrant and certain investors	8-K	000-55400	10/23/15	10.1
10.33	Backstop Security Support Agreement between the Registrant and an investor, dated November 2, 2015	8-K	000-55400	11/3/15	10.1
10.34	Security Agreement between the Registrant and an investor, dated November 2, 2015	8-K	000-55400	11/3/15	10.2
10.35	Subordination and Intercreditor Agreement among an investor, the Registrant and Empery Tax Efficient, LP in its capacity as collateral agent for senior lenders, dated November 2, 2015	8-K	000-55400	11/3/15	10.3
10.36	Second Amendment to Securities Purchase Agreement, dated May 7, 2015, effective as of November 24, 2015, between the Registrant and certain investors	8-K	001-37642	11/25/15	10.2
10.37	Third Amendment to Securities Purchase Agreement, dated April 22, 2015, effective as of November 24, 2015, between the Registrant and certain investors	8-K	001-37642	11/25/15	10.1
10.38	Form of Securities Purchase Agreement, dated December 30, 2015, between the Registrant and certain investors	8-K	001-37642	12/31/15	10.1
10.39	Form of Registration Rights Agreement, dated December 30, 2015, between the Registrant and certain investors	8-K	001-37642	12/31/15	10.2
10.40	Form of Fourth Amendment to Securities Purchase Agreement dated April 22, 2015, effective as of December 30, 2015	8-K	001-37642	12/31/15	10.4
10.41	Form of Third Amendment to Securities Purchase Agreement dated May 7, 2015, effective as of December 30, 2015	8-K	001-37642	12/31/15	10.5
10.42	Engagement Letter, dated December 26, 2015, by and among the Registrant, Northland Securities, Inc. and Lake Street Capital Markets, LLC	8-K	001-37642	12/31/15	10.3
10.43	Form of Fifth Amendment to Securities Purchase Agreement dated April 22, 2015, effective as of March 31, 2016	8-K	001-37642	4/5/16	10.1
10.44	Amendment to Registration Rights Agreement, dated December 30, 2015, between the Registrant and certain investors, effective as of April 4, 2016	8-K	001-37642	4/5/16	10.3
10.45	Form of Fourth Amendment to Securities Purchase Agreement dated May 7, 2015, effective as of March 31, 2016	8-K	001-37642	4/5/16	10.2
10.46	Form of Stock Purchase Agreement, dated April 11, 2016, by and among the Registrant and the certain investor set forth therein	8-K	001-37642	4/12/16	10.1
10.47†	Commercial and Manufacturing License Agreement, dated June 29, 2016, between the Company and Dresser-Rand Company	8-K	001-37642	7/6/16	10.1
10.48+	Option Agreement, dated July 1, 2016, between the Company and Stephen Markscheid	8-K	000-55400	7/6/16	10.3
10.49	Securities Purchase Agreement, dated September 1, 2016, by and among Ener-Core, Inc. and certain investors set forth therein	8-K	001-37642	9/2/16	10.1
10.50	Subordination and Intercreditor Agreement, September 1, 2016, by and among Ener-Core, Inc., Ener-Core Power, Inc., Longboard Capital Advisors LLC, Anthony Tang and Empery Tax Efficient, LP	8-K	001-37642	9/2/16	10.2
10.51	Sixth Amendment to Securities Purchase Agreement dated April 22, 2015, effective as of September 1, 2016	8-K	001-37642	9/2/16	10.3

			Incorporated by Reference
Exhibit				Filing		Filed
Number	Description of Exhibit	Form	File No.	Date	Exhibit	Herewith
10.52	Fifth Amendment to Securities Purchase Agreement dated May 7, 2015, effective as of September 1, 2016	8-K	001-37642	9/2/16	10.4
10.53	Fourth Amendment to Commercial License Agreement, dated September 26, 2016, between Ener-Core Power, Inc. and Dresser-Rand Company	8-K	001-37642	9/30/16	10.1
10.54+	First Amendment to Ener-Core, Inc. 2015 Omnibus Incentive Plan	8-K	001-37642	9/30/16	10.2
10.55	Form of Securities Purchase Agreement, dated November 23, 2016, by and among Ener-Core, Inc. and certain investors set forth therein, including the form of Guaranty of Ener-Core Power, Inc.	8-K	001-37642	11/25/16	10.1
10.56	Form of Registration Rights Agreement, dated November 2, 2016, by and among Ener-Core, Inc. and certain investors set forth therein	8-K	001-37642	11/25/16	10.2
10.57	Form of First Amendment to Subordination and Intercreditor Agreement, dated September 1, 2016, by and among Ener-Core, Inc., Ener-Core Power, Inc., Longboard Capital Advisors LLC, Anthony Tang and Empery Tax Efficient, LP, effective as of November 23, 2016	8-K	001-37642	11/25/16	10.3
10.58	Form of First Amendment to Subordination and Intercreditor Agreement, November 2, 2015, by and among Ener-Core, Inc., Anthony Tang and Empery Tax Efficient, LP, effective as of November 23, 2016	8-K	001-37642	11/25/16	10.4
10.59	Form of Second Amendment to Pledge and Security Agreement, dated April 23, 2015, by and among Ener-Core, Inc., Ener-Core Power, Inc. and Empery Tax Efficient, LP, effective as of November 23, 2016	8-K	001-37642	11/25/16	10.5
10.60	Form of First Amendment to Securities Purchase Agreement, dated September 1, 2016, by and among Ener-Core, Inc. and certain investors set forth therein, effective as of November 23, 2016	8-K	001-37642	11/25/16	10.6
10.61	Form of Amendment Agreement and Waiver, dated December 1, 2016	8-K	001-37642	12/2/16	10.1
10.62	Form of Second Amendment to Securities Purchase Agreement dated November 23, 2016, effective as of December 12, 2016	8-K	001-37642	12/14/16	10.1
10.63+	Separation Agreement and Mutual Release dated February 1, 2017, effective as of January 31, 2017, between the Company and Boris A. Maslov	8-K	001-37642	2/6/17	10.1
10.64+	Advisory Services Agreement, effective as of January 31, 2017, between the Company and Boris A. Maslov	8-K	001-37642	2/6/17	10.2
10.65†	First Amendment to Commercial and Manufacturing License Agreement between the Company and Dresser-Rand Company, dated April 11, 2017, effective January 1, 2017					X

Incorporated by Reference
Exhibit				Filing		Filed
Number	Description of Exhibit	Form	File No.	Date	Exhibit	Herewith
14.1	Code of Ethics, adopted September 24, 2013	10-K	333-173040	4/15/14	14.1
21.1	Subsidiaries of the Registrant	S-1	333-205916	7/29/15	21.1
23.1	Consent of SingerLewak LLP, independent registered public accounting firm					X
24.1	Power of Attorney					X
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the SEC.

+	Indicates a management contract or compensatory plan.

#	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2017.

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

Signature	Title	Date

/s/ Alain J. Castro	Chief Executive Officer and Director	April 14, 2017
Alain J. Castro	(Principal Executive Officer)

/s/ Domonic J. Carney	Chief Financial Officer	April 14, 2017
Domonic J. Carney	(Principal Financial Officer and Principal
Accounting Officer)

/s/ Michael J. Hammons	Chairman and Director	April 14, 2017
Michael J. Hammons
/s/ Stephen Markscheid	Director	April 14, 2017
Stephen Markscheid

/s/ Bennet P. Tchaikovsky	Director	April 14, 2017
Bennet P. Tchaikovsky

/s/ Jeffrey Horn	Director	April 14, 2017
Jeffrey Horn

/s/ Ian C. Copeland	Director	April 14, 2017
Ian C. Copeland

ENER-CORE, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Ener-Core, Inc.

We have audited the accompanying consolidated balance sheets of Ener-Core, Inc. and subsidiary as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ener-Core, Inc. and subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets, and it has a stockholders’ deficit at year end. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SingerLewak LLP

April 13, 2017

Ener-Core, Inc.

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$1,310,000	$2,605,000
Restricted cash	50,000	200,000
Accounts receivable, net	87,000	—
Inventory	2,764,000	747,000
Prepaid expenses and other current assets	302,000	408,000
Total current assets	4,513,000	3,960,000
Property and equipment, net	3,247,000	3,426,000
Intangibles, net	20,000	28,000
Deposits and other long term assets	28,000	143,000
Total assets	$7,808,000	$7,557,000
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	1,665,000	1,631,000
Accrued expenses	697,000	657,000
Deferred revenues and customer advances	3,876,000	2,847,000
Accrued contract loss	600,000	600,000
Convertible unsecured notes payable, net of discounts	554,000	—
Derivative liabilities	—	2,510,000
Convertible secured notes payable, net of discounts	—	4,110,000
Capital leases payable—short term	10,000	26,000
Total current liabilities	7,402,000	12,379,000

Long term liabilities:
Convertible secured notes payable, net of discounts	630,000	—
Capital lease payable—long term	4,000	14,000
Deposits	—	8,000
Total liabilities	8,036,000	12,401,000
Commitments and contingencies (Note 16)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; no shares outstanding at December 31, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value; authorized 200,000,000 shares; 3,829,660 and 3,089,160 shares outstanding at December 31, 2016 and December 31, 2015 respectively	—	—
Additional paid-in capital	40,944,000	26,302,000
Accumulated deficit	(41,172,000)	(31,146,000)
Total stockholders’ equity (deficit)	(228,000)	(4,844,000)
Total liabilities and stockholders’ equity (deficit)	$7,808,000	$7,557,000

See accompanying notes to consolidated financial statements.

Ener-Core, Inc.

Consolidated Statements of Operations

	Year Ended December 31,	Year Ended December 31,
	2016	2015

Revenues	$—	$—
Cost of goods sold	—	600,000
Gross profit (loss)	—	(600,000)

Operating expenses:
Selling, general and administrative	4,162,000	5,197,000
Research and development	3,752,000	3,412,000
Total operating expenses	7,914,000	8,609,000
Operating loss	(7,914,000)	(9,209,000)

Other income (expenses):
Interest income	1,000	2,000
Loss on debt conversion	(108,000)	—
Loss on exchange of warrants	—	(279,000)
Loss on modification of convertible debt	(1,429,000)	—
Loss on debt extinguishment	(262,000)	(707,000)
Gain (loss) on revaluation of derivative liabilities, net	4,094,000	(198,000)
Interest expense	(4,405,000)	(2,716,000)
Total other income (expenses), net	(2,109,000)	(3,898,000)
Loss before provision for income taxes	(10,023,000)	(13,107,000)
Provision for income taxes	3,000	—
Net loss	$(10,026,000)	$(13,107,000)

Loss per share—basic and diluted	$(2.79)	$(5.45)
Weighted average common shares—basic and diluted	3,594,026	2,405,147

See accompanying notes to consolidated financial statements.

Ener-Core, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

							Total
	Common stock		Preferred Stock		Additional paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	capital	Deficit	(Deficit)

Balances at January 1, 2014	2,282,120	$—	—	$—	$19,548,000	$(18,039,000)	$1,509,000
Issuance of common stock for warrant exchange	73,747	—	—	—	885,000	—	885,000
Issuance of whole shares in lieu of fractional shares – reverse split	293	—	—	—	—	—	—
Issuance of warrants for bank fees	—	—	—	—	246,000	—	246,000
Issuance of common stock for cash, net of offering costs	733,000	—	—	—	1,984,000	—	1,984,000
Issuance of warrants in in conjunction with Senior Notes	—	—	—	—	2,154,000	—	2,154,000
Stock-based compensation expense	—	—	—	—	1,485,000	—	1,485,000
Net loss	—	—	—	—	—	(13,107,000)	(13,107,000)
Balances at December 31, 2015	3,089,160	$—	—	$—	$26,302,000	$(31,146,000)	$(4,844,000)
Reclassification of derivative liabilities	—	—	—	—	1,772,000	—	1,772,000

Conversion of Senior Notes	44,444	—	—	—	111,000	—	111,000
Issuance of common stock for cash, net of offering costs	696,056	—	—	—	2,883,000	—	2,883,000
Issuance of warrants in conjunction with Unsecured Notes	—	—	—	—	605,000	—	605,000
Modification of detachable warrants issued in conjunction with Senior Notes	—	—	—	—	316,000	—	316,000
Allocated value of conversion feature associated with Senior Notes	—	—	—	—	3,495,000	—	3,495,000
Allocated value of warrants issued with Senior Notes	—	—	—	—	4,133,000	—	4,133,000
Stock-based compensation expense	—	—	—	—	1,327,000	—	1,327,000
Net loss	—	—	—	—	—	(10,026,000)	(10,026,000)
Balances at December 31, 2016	3,829,660	$—	—	$—	$40,944,000	$(41,172,000)	$(228,000)

See accompanying notes to consolidated financial statements.

Ener-Core, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31, 2016	Year Ended December 31, 2015
Cash flows used in operating activities:
Net loss	$(10,026,000)	$(13,107,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and deferred financing fees	3,149,000	2,247,000
Loss on debt conversion	108,000	—
Loss on extinguishment of convertible senior secured notes	262,000	707,000
Loss on exchange of warrants for common stock	—	279,000
(Gain) Loss on change in fair value of derivative liability	(4,094,000)	198,000
Depreciation and amortization	528,000	402,000
Stock-based compensation	1,327,000	1,485,000
Provision for contract loss	—	600,000
Provision for bad debt expense	—	50,000
Loss on modification of convertible notes	1,429,000	—
Impairment of fixed assets	318,000	—

Changes in assets and liabilities:
Accounts and other receivables	69,000	57,000
Inventory	(2,017,000)	(694,000)
Prepaid expenses and other current assets	213,000	(202,000)
Deferred revenue	949,000	2,847,000
Restricted cash	(150,000)	(150,000)
Accounts payable and accrued expenses	(1,000)	914,000
Accrued interest	—	50,000
Net cash used in operating activities	(7,636,000)	(4,317,000)
Cash flows used in investing activities:
Purchase of property and equipment	(659,000)	(3,057,000)
Net cash used in investing activities	(659,000)	(3,057,000)
Cash flows from financing activities:
Proceeds from convertible unsecured notes payable	1,250,000	—
Proceeds from convertible senior secured notes payable	3,372,000	5,000,000
Offering costs—convertible notes payable	(479,000)	(303,000)
Payments on convertible notes payable	—	(19,000)
Repayment of capital leases payable	(26,000)	(19,000)
Proceeds from issuance of common stock	2,883,000	3,125,000
Net cash provided by financing activities	7,000,000	7,803,000
Net increase (decrease) in cash and cash equivalents	(1,295,000)	429,000
Cash and cash equivalents at beginning of period	2,605,000	2,176,000
Cash and cash equivalents at end of period	$1,310,000	$2,605,000

See accompanying notes to consolidated financial statements.

Ener-Core, Inc.

Consolidated Statements of Cash Flows (continued)

	Year ended December 31,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$3,000	$—
Interest	$802,000	$351,000
Supplemental disclosure of non-cash activities:
Equipment purchased under capital leases	$13,000	$14,000
Debt discount and derivative liabilities recorded upon issuance of warrants and convertible secured notes	$—	$2,750,000
Debt discount and derivative liabilities recorded for amendments of convertible senior secured notes	$—	$791,000
Debt discount and derivative liabilities recorded for amendments of notes and warrants	$1,645,000	$—
Issuance of common stock in exchange for warrants	$—	$885,000
Issuance of warrants for bank fees	$—	$246,000
Reclassification of warrants and conversion feature previously recorded as derivative liabilities to paid-in capital	$1,762,000	$—
Debt discount and derivative liabilities recorded upon issuance of convertible unsecured notes payable	$282,000	$—
Debt discount recorded for detachable warrants issued with convertible unsecured notes payable	$576,000	$—
Debt discount recorded for amendments of warrants	$236,000	$—
Allocated value of conversion feature associated with convertible senior secured notes	$3,495,000	$—
Allocated value of warrants issued with convertible senior secured notes	$4,133,000	$—
Original issue discount recorded for convertible senior secured notes	$930,000	$—

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

Description of the Business

We design, develop, license and manufacture products based on proprietary technologies that aim to expand the operating range of gaseous fuel while improving emissions, which technologies we refer to collectively as “Power Oxidation” or “Power Oxidizer”. Our products aim to expand power generation into previously uneconomical markets while, at the same time, reduce gaseous emissions from industrial processes that contribute to air pollution and climate change. The Power Oxidizer integrates with a gas turbine and generator to create a Powerstation.

Our products, the EC250 and the Ener-Core Powerstation KG2-3GEF/PO (“KG2”), are complete systems consisting of our designed and patented Power Oxidizer, integrated with a gas turbine and generator. Our Power Oxidizers have been designed to operate on fuels from 100% combustible gas down to concentrations of 5% or less combustible gas content. Our Powerstation products have applications in landfills, distilleries, wastewater treatment plants, as well as numerous industrial processes, and offers our customers two distinct value propositions: the destruction of low quality waste gases with no harmful emissions and the generation of energy from a renewable and low-cost fuel source.

We have deployed the EC250 product commercially in landfill applications are currently developing our second commercial product, the KG2 Powerstation, or KG2, which will combine our Power Oxidizer with a two megawatt gas turbine developed by Dresser-Rand a.s., a subsidiary of Dresser-Rand Group Inc. (“Dresser-Rand”). In 2015, we completed system layout and analytic models integrating our Power Oxidizer with the turbine and, to date in 2016, we have constructed a fully operational KG2 unit to be used in final technical tests expected to be completed in the fourth quarter of 2016, after which time we expect that the initial KG2 unit will be sold. We received an order for the first two commercial KG2 units, which we delivered in October 2016. On June 29, 2016, we entered into a Commercial License and Manufacturing Agreement with Dresser-Rand (the “CMLA”), which both companies intended would supersede and replace the CLA. In April 2017, we amended the terms of the CMLA to make the CMLA effective as of January 1, 2017, at which time it superseded and replaced the CLA (as defined below). Under the CMLA, KG2 manufacturing will transition to Dresser-Rand and each KG2 unit sold will generate for us a non-refundable license fee.

We sell our EC250 product directly and through distributors in two countries, the United States and Netherlands, and sell the KG2 product directly and through Dresser-Rand’s commercial sales team.

Going Concern

Our consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. Since our inception, we have made a substantial investment in research and development to develop the Power Oxidizer, have successfully deployed an EC250 field test unit at the U.S. Army base at Fort Benning, Georgia, and installed and commissioned our first commercial unit in the Netherlands in the second quarter of 2014. In November 2014, we signed a Commercial License Agreement with Dresser-Rand (as amended, the “CLA”) to incorporate our Power Oxidizer into Dresser-Rand’s 1.75 MW turbine. In August 2015, the CLA became a mutually binding agreement due to the satisfaction of certain binding conditions contained in the CLA. On June 29, 2016 we entered into the CMLA with Dresser-Rand, which both companies intended would supersede and replace the CLA. In April 2017, we amended the terms of the CMLA to make the CMLA effective as of January 1, 2017, at which time it superseded and replaced the CLA.

We have sustained recurring net losses and negative cash flows since inception and have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. Despite capital raises of $2.5 million in December 2015, $3.0 million in April 2016, $1.25 million in September 2016, and $3.4 million in December 2016, we expect to require additional sources of capital to support the Company’s growth initiatives. We must secure additional funding to continue as a going concern and execute our business plan.

Through the end of 2015, our product sales were limited to initial system sales that were not profitable and required additional cash in excess of expected cash receipts. In addition, we incurred significant development and administrative expenses in order to develop our products with little or no cash contribution from sales. Beginning in 2016 we began to focus on reduction of our operating costs payable in cash through headcount and overhead cost reductions and saw an increase in cash collections from customers from sales transactions that are expected to be cash flow positive. During 2015, we received no cash from license fees. In 2016, we received $1.1 million of cash from license fees and we expect to receive additional license fees in 2017 from our CMLA agreement with Dresser-Rand including $1.2 million expected in the second quarter of 2017 and additional license payments upon receipt of firm purchase orders for licenses along with product sales receipts for 250kW unit sales expected to be profitable.

Management’s plan is to obtain capital sufficient to meet our operating expenses by seeking additional equity and/or debt financing. The cash and cash equivalents balance (excluding restricted cash) on December 31, 2016 and December 31, 2015 was approximately $1.3 million and $2.6 million, respectively. In April 2016, management began taking steps to reduce our operational cash burn through a combination of staff reductions and reductions of outside service providers. We expect to implement additional cost savings through reduced overhead costs later in 2017 as well as reduced non-recurring costs and capital expenditures related to our efforts to develop the 2 MW KG2 Powerstation. We expect that the $1.3 million of cash and cash equivalents as of December 31, 2016 and receipts on customer billings will continue to fund our working capital needs, general corporate purposes, and related obligations into the third quarter of 2017 at our reduced spending levels. However, we expect to require significantly more cash for working capital and as financial security to support our growth initiatives.

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

Reclassifications

Certain amounts in the 2015 consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications have no effect on previously reported net loss.

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

Foreign Currency Adjustments

Our functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Income statement accounts are translated at average rates for the year. At December 31, 2016 and 2015, we did not hold any foreign currency asset or liability amounts. Gains and losses resulting from foreign currency transactions are reported as other income in the period they occurred.

Concentrations of Credit Risk

Cash and Cash Equivalents

We maintain our non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation (“FDIC”) provides insurance coverage of up to $250,000. For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to these deposits. At December 31, 2016, we had $1.1 million in excess of the FDIC limit.

We consider all highly liquid investments available for current use with an initial maturity of three months or less and are not restricted to be cash equivalents. We invest our cash in short-term money market accounts.

Restricted Cash

Collateral Account

Under a credit card processing agreement with a financial institution that was entered in 2013, we are required to maintain funds on deposit with the financial institution as collateral. The amount of the deposit, which is at the discretion of the financial institution, was $50,000 on December 31, 2016 and 2015.

Dresser-Rand Escrow Account

Under the CLA, prepaid license fee payments of $400,000 per quarter were paid by Dresser-Rand into an escrow account with a financial institution beginning in August 2015. Dresser-Rand withdrew up to $125,000 per quarter from this escrow account for qualified engineering expenses incurred by Dresser-Rand under the terms and conditions of the CLA. Through September 26, 2016, Dresser-Rand funded $1,600,000 and withdrew $500,000. On September 26, 2016 substantially all of the remaining $1,100,000 was released to us from the escrow account and, in October 2016, the escrow account was closed. The balance in the escrow account was $0 and $150,000 on December 31, 2016 and 2015, respectively. See also “Note 8—Deferred Revenues and Customer Advances”.

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

As of December 31, 2016 and 2015, two customers accounted for 100% of net accounts receivable.

Accounts Payable

As of December 31, 2016 and 2015, eight and five vendors, respectively, collectively accounted for approximately 50% of our total accounts payable.

Inventory

Inventory, which consists of raw materials, is stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method. At each balance sheet date, we evaluate our ending inventory for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. At December 31, 2016 and 2015, we did not have a reserve for slow-moving or obsolete inventory.

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

Accrued Warranties

Accrued warranties represent the estimated costs that will be incurred during the warranty period of our products. We make an estimate of expected costs that will be incurred by us during the warranty period and charge that expense to the consolidated statement of operations at the date of sale. We also reevaluate the estimate at each balance sheet date and if the estimate is changed, the effect is reflected in the consolidated statement of operations. We had no warranty accrual at December 31, 2016 or 2015. We expect that most terms for future warranties of our Powerstations and Power Oxidizers will be one to two years, depending on the warranties provided and the products sold. Accrued warranties for expected expenditures within one year are classified as current liabilities and as non-current liabilities for expected expenditures for time periods beyond one year.

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

Impairment of Long-Lived Assets

We account for our long-lived assets in accordance with the accounting standards which require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical carrying value of an asset may no longer be appropriate. We consider the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of December 31, 2016 and 2015, we do not believe there have been any impairments of our long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products will continue, which could result in impairment of long-lived assets in the future.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, derivative liabilities, secured notes payable and related debt discounts and capital lease liabilities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016 and 2015. The carrying amounts of short-term financial instruments are reasonable estimates of their fair values due to their short-term nature or proximity to market rates for similar items.

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

We issued warrants to purchase common stock and secured debt with a conversion feature in April and May 2015, September 2016 and December 2016. We amended the convertible senior secured promissory notes originally issued in April and May 2015 (the “2015 Senior Notes”) to add a conversion feature in December 2015. We issued additional warrants to purchase common stock with price reset provisions in December 2015, February 2016 and March 2016. These embedded derivatives and warrants were evaluated under ASC topic 815-40. We determined that the conversion feature for the 2015 secured debt, the conversion feature for the September 2016 secured debt, and the warrants issued with price reset provisions should be accounted for as derivative liabilities. In August 2016, all outstanding warrants that we previously determined should be accounted for as derivative liabilities were amended and we determined that, after giving effect to the amendments, we were no longer required to account for the warrants as derivative liabilities. In December 2016, we modified the terms of the September 2016 secured debt and determined that, after giving effect to the amendments, we were no longer required to account for the conversion features as derivative liabilities. We determined that the conversion features of the warrants issued in April and May 2015, September 2016 and December 2016 should not be accounted for as derivative liabilities. Warrants and the debt conversion features determined to be derivative liabilities were bifurcated from the debt host and were classified as liabilities on the consolidated balance sheet. Warrants not determined to be derivative liabilities were recorded to debt discount and paid-in capital. We record the warrants and embedded derivative liabilities at fair value and adjust the carrying value of the warrants to purchase common stock and embedded derivatives to their estimated fair value at each reporting date with the increases or decreases in the fair value of such warrants and derivatives at each reporting date, recorded as a gain or (loss) in the consolidated statements of operations. The warrants issued in 2015 that we no longer account for as derivative liabilities were recorded to debt discount with a corresponding entry to paid-in capital. The warrants that were amended in 2016 such that we were no longer required to account for them as derivative liabilities were marked to market immediately prior to the amendment and the fair value was reclassified on the amendment date from derivative liabilities to paid-in capital.

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

Revenues under long-term construction contracts are generally recognized using the completed-contract method of accounting. Long-term construction-type contracts for which reasonably dependable estimates cannot be made or for which inherent hazards make estimates difficult are accounted for under the completed-contract method. Revenues under the completed-contract method are recognized upon substantial completion—that is acceptance by the customer, compliance with performance specifications demonstrated in a factory acceptance test or similar event. Accordingly, during the period of contract performance, billings and costs are accumulated on the balance sheet, but no profit or income is recorded before completion or substantial completion of the work. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimate of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. As of December 31, 2016 and 2015, we had a $600,000 provision for contract losses.

Research and Development Costs

Research and development costs are expensed as incurred.  Research and development costs were $3,628,000 and $3,412,000 for the years ended December 31, 2016 and 2015, respectively.

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

Income Taxes

We account for income taxes under the provisions of the accounting standards. Under the accounting standards, deferred tax assets and liabilities are recognized for the expected future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such asset will not be realized through future operations. Our deferred tax assets and liabilities are primarily related to our Net Operating Losses and timing differences between book and tax accounting for depreciation and our net deferred tax assets were fully reserved as of December 31, 2016 and 2015.

The accounting guidance for uncertainty in income taxes provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. We recognize any uncertain income tax positions on income tax returns at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. As of December 31, 2016 and 2015 there were no unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at December 31, 2016 and 2015 and have not recognized interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2016 or 2015.

We are subject to taxation in the U.S. and various state and foreign jurisdictions.

We do not foresee material changes to our gross uncertain income tax position liability within the next twelve months.

Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive.  Approximately 9,808,000 and 1,084,000 shares of common stock issuable upon full exercise of all options and warrants at December 31, 2016 and 2015, respectively and all shares potentially issuable in the future under the terms of the Secured Notes Payable were excluded from the computation of diluted loss per share due to the anti-dilutive effect on the net loss per share.

	Year ended December 31, 2016	Year ended December 31, 2015

Net loss	$(10,026,000)	$(13,107,000)
Weighted average number of common shares outstanding:
Basic and diluted	3,594,026	2,405,147
Net loss attributable to common stockholders per share:
Basic and diluted	$(2.79)	$(5.45)

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

Note 3—Inventory

Inventory primarily consists of Powerstation parts used as raw materials for the Company’s EC250 and KG2 orders. Work-in-progress inventory consists of Powerstation parts and employee and contract labor assembly costs for Powerstation sub-assemblies. Sub-assemblies and parts are typically shipped to end customer locations and assembled on-site. Completed Powerstations awaiting final installation and commissioning would be carried as finished goods. There was no finished goods inventory at either December 31, 2016 or 2015. Inventories consist of:

	December 31, 2016	December 31, 2015
Raw material and spare parts	$990,000	$724,000
Work-in-progress	1,774,000	23,000
Total	$2,764,000	$747,000

Note 4—Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31, 2016	December 31, 2015
Prepaid rent	$52,000	$27,000
Prepaid insurance	43,000	40,000
Prepaid other	96,000	140,000
Prepaid professional fees	1,000	—
Current portion—deferred financing fees for letter of credit	110,000	228,000
Total	$302,000	$408,000

Note 5—Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31, 2016	December 31, 2015
Machinery and equipment	$4,377,000	$4,042,000
Office furniture and fixtures	217,000	217,000
Computer equipment and software	176,000	169,000
Total cost	4,770,000	4,428,000
Less accumulated depreciation	(1,523,000)	(1,002,000)
Net	$3,247,000	$3,426,000

Assets recorded under capital leases and included in property and equipment in our balance sheets consist of the following:

	December 31, 2016	December 31, 2015
Machinery and equipment	$27,000	$27,000
Computer equipment and software	59,000	46,000
Total assets under capital lease	86,000	73,000
Less accumulated amortization	(71,000)	(46,000)
Net assets under capital lease	$15,000	$27,000

Depreciation expense for the years ended December 31:

	2016	2015
Research and development	$412,000	$286,000
General and administrative	116,000	116,000
	$528,000	$402,000

Amortization of assets under capital lease was $25,000 and $20,000 for the years ended December 31, 2016 and 2015, respectively.

Note 6—Intangibles, Net

Intangibles, net consisted of the following:

	December 31, 2016	December 31, 2015
Patents	$80,000	$80,000
Less accumulated amortization	(60,000)	(52,000)
Net	$20,000	$28,000

This intangible asset is amortized over its remaining life. Amortization expense related to this intangible asset was $7,000 and $7,000 for the years ended December 31, 2016 and 2015, respectively.

Amortization expense on intangible assets for the year ending December 31, 2017 and for each of the two succeeding years will be $7,000 per year.

We continue to invest in our intellectually property portfolio and are actively filing for patent protection for our technology in both the United States and abroad. The costs, including legal, associated with compiling and filing patent applications are expensed in selling, general and administrative expenses as incurred.

Note 7—Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2016	December 31, 2015

Accrued professional fees	$138,000	$205,000
Accrued vacation & paid time off	346,000	333,000
Accrued expense reports	—	46,000
Accrued board of directors fees	40,000	13,000
Accrued interest	29,000	50,000
Accrued claims – contract license agreement	124,000	—
Accrued other	20,000	10,000
Total accrued expenses	$697,000	$657,000

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

	December 31, 2016	December 31, 2015

Customer advances on equipment sales	$2,776,000	$2,572,000
Prepaid license fees	1,100,000	275,000
Total deferred revenues and customer advances	$3,876,000	$2,847,000

Note 9—Convertible Senior Notes Payable

Convertible Senior Notes payable consisted of the following as of December 31, 2016

	Principal	Debt Discount	Offering Costs	Net Total
Senior Notes	$9,302,000	$(8,558,000)	$(433,000)	$311,000
Amortization of Debt Discount and Offering Costs	—	304,000	18,000	322,000
Conversion	(111,111)	102,000	6,000	(3,000)
Balance, December 31, 2016	9,191,000	(8,152,000)	(409,000)	630,000
Less: Current Portion	—	—	—	—
Long Term Portion	$9,191,000	$(8,152,000)	$(409,000)	$630,000

In the fourth quarter of 2016, the Company entered into a securities purchase agreement pursuant to which it issued a new series of convertible senior secured notes (collectively the “2016 Senior Notes”) and related warrants, and entered into amendment agreements related to its 2015 Senior Notes and the convertible unsecured promissory notes of the Company issued in September 2016 (the “Convertible Unsecured Notes”), as described in Note 10 below. The Company issued and sold new 2016 Senior Notes with a face value of $3,747,000 and an original issue discount of $375,000 for gross cash proceeds of $3,372,000. Additionally, the Company amended and restated the 2015 Senior Notes, the aggregate principal amount of which was $5,000,000 prior to such amendment and restatement. Upon the amendment and restatement of the 2015 Senior Notes, the face value of such 2015 Senior Notes was $5,556,000 with an original issue discount of $556,000. The Company refers to the 2016 Senior Notes and the amended and restated 2015 Senior Notes, collectively, as the “Senior Notes”. The Senior Notes are fully secured by all assets of the Company and the Company’s subsidiaries. The Senior Notes are convertible at a price per share of $2.50, which is adjustable upon a Company stock split, reverse split, or common share dividend. In conjunction with the issuance and/or amendment and restatement, as applicable, of the aggregate face value of $9,302,000 of the Senior Notes, we issued five-year warrants to purchase up to 3,720,839 shares of the Company’s common stock at $3.00 per share, which were valued using Black-Scholes option pricing model at $6,003,000. We allocated the fair value of these warrants and the conversion feature of the Senior Notes to debt discount as follows: $3,495,000 allocated to detachable warrants and $4,133,000 allocated to the conversion feature. We recorded an additional debt discount of $930,000 for the original issue discount, resulting in a debt discount recorded at issuance of $8,558,000. We will amortize this discount to interest expense over the expected remaining life of the Senior Notes, which mature on December 31, 2018.

We incurred $479,000 of offering costs in conjunction with the issuance and sale of the 2016 Senior Notes and amendment and restatement of the 2015 Senior Notes, consisting of $298,000 of placement agent fees and costs and $181,000 of legal and professional fees. We will amortize the offering costs to interest expense over the expected remaining life of the Senior Notes.

Upon an Event of Default, the Senior Notes will bear interest at a rate of 10% per annum. The Senior Notes will mature on December 31, 2018 and rank senior to the Convertible Unsecured Notes. The Senior Notes are convertible at the option of the holder into the Company’s common stock at an exercise price of $2.50 (as subject to adjustment therein) and will automatically convert into shares of the Company’s common stock on the fifth trading day immediately following the issuance date of the Senior Notes on which (i) the Weighted Average Price (as defined in the Senior Notes) of the Company’s common stock for each trading day during a twenty trading day period equals or exceeds $5.00 (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction) and no Equity Conditions Failure (as defined in the Senior Notes) has occurred. The Senior Notes also contain a blocker provision that prevents the Company from effecting a conversion in the event that the holder, together with certain affiliated parties, would beneficially own in excess of either 4.99% or 9.99%, with such threshold determined by the holder prior to issuance, of the shares of the Company’s common stock outstanding immediately after giving effect to such conversion.

Upon an Event of Default and delivery to the holder of the Senior Note of notice thereof, such holder may require the Company to redeem all or any portion of its Senior Note at a price equal to 115% of the Conversion Amount (as defined in the Senior Notes) being redeemed. Additionally, upon a Change of Control and delivery to the holder of the Senior Note of notice thereof, such holder may also require the Company to redeem all or any portion of its Senior Note at a price equal to 115% of the Conversion Amount being redeemed. Further, at any time from and after January 1, 2018 and provided that the Company has not received either (i) initial deposits for at least eight 2 MW Power Oxidizer units or (ii) firm purchase orders totaling not less than $3,500,000 and initial payment collections of at least $1,600,000, in each case during the period commencing on the issuance date of the 2016 Senior Notes and ending on December 31, 2017, the holder of the Senior Note may require the Company to redeem all or any portion of its Senior Note at a price equal to 100% of the Conversion Amount being redeemed.

At any time after the issuance date of the Senior Notes, the Company may redeem all or any portion of the then outstanding principal and accrued and unpaid interest with respect to such principal, at 100% of such aggregate amount; provided, however, that the aggregate Conversion Amount to be redeemed pursuant to all Senior Notes must be at least $500,000, or such lesser amount as is then outstanding. The portion of the Senior Note(s) to be redeemed shall be redeemed at a price equal to the greater of (i) 110% of the Conversion Amount of the Senior Note being redeems and (ii) the product of (A) the Conversion Amount being redeemed and (B) the quotient determined by dividing (I) the greatest Weighted Average Price (as defined in the Senior Notes) of the shares of the Company’s common stock during the period beginning on the date immediately preceding the date of the notice of such redemption by the Company and ending on the date on which the redemption by the Company occurs by (II) the lowest Conversion Price (as defined in the Senior Notes) in effect during such period.

The Senior Notes will contain a provision that prevents the Company from entering into or becoming party to a Fundamental Transaction (as defined in the Senior Notes) unless the Company’s successor entity assumes all of the Company’s obligations under the Senior Notes and the related transaction documents (the “Transaction Documents”) pursuant to written agreements in form and substance satisfactory to at least a certain number of holders of the Senior Notes.

In connection with foregoing, Ener-Core Power, Inc., the Company’s wholly-owned subsidiary, entered into a Guaranty, pursuant to which it agreed to guarantee all of the obligations of the Company under the securities purchase agreement for the 2016 Senior Notes, the Senior Notes and the Transaction Documents.

In connection with the issuance and sale of the 2016 Senior Notes, the Company entered into a Registration Rights Agreement with the investors (the “Registration Rights Agreement”), pursuant to which the Company is required to file one or more registration statements with the Securities and Exchange Commission (the “SEC”) to register for resale by the investors the shares issuable upon conversion of the 2016 Senior Notes (the “Conversion Shares”) and shares underlying certain warrants issued to the holders of the 2016 Senior Notes (the “Warrant Shares”), and use its best efforts to maintain the effectiveness of such registration statement(s). The Company was required to file the first such registration statement promptly following the initial closing date under the securities purchase agreement for the 2016 Senior Notes, which occurred on December 2, 2016, but in no event later than the date that is forty-five (45) days after such initial closing date. The Registration Rights Agreement required the Company to obtain effectiveness of the required registration statement by specified deadlines contained in the Registration Rights Agreement. The Company complied with its obligation to file such registration statement on January 17, 2017 and the SEC declared such registration statement effective on February 21, 2017.

If the Company fails to register the required number of securities, including the Conversion Shares and Warrant Shares, pursuant to the terms of the Registration Rights Agreement, or is unable to maintain a registration statement pursuant to the terms thereof, the Company is obligated to pay to each holder of securities registrable under such Registration Rights Agreement a cash amount equal to two percent of the aggregate purchase price of such investor’s registrable securities, in the manner and subject to the conditions set forth in such Registration Rights Agreement.

2015 Senior Notes

As described below, on December 2, 2016, the Company amended and restated all outstanding 2015 Senior Notes and recorded the transaction as a debt extinguishment. The Company recorded a loss on debt extinguishment of $262,000 representing the combined unamortized debt discount and unamortized offering costs.

The following table provides a reconciliation of the 2015 Senior Notes Payable activity during the year ended December 31, 2016:

	Notes	Debt Discount	Offering Costs	Net Total
Ending balance—December 31, 2015	$5,000,000	$(791,000)	$(99,000)	$4,110,000

Amortization of debt discount and deferred financing costs	—	2,498,000	91,000	2,2,589,000
Additional debt discount—March 2016 warrants	—	(1,497,000)	—	(1,497,000)
Additional debt discount—February 2016 warrants	—	(148,000)	—	(148,000)
Additional debt discount—warrant modification	—	(316,000)	—	(316,000)
Balance—December 2, 2016	$5,000,000	(254,000)	(8,000)	4,738,000
Loss on debt extinguishment	—	(254,000)	(8,000)	(262,000)
Amendment and restatement of 2015 Senior Notes Payable on December 2, 2016	$(5,000,000)	$—	$—	$(5,000,000)
Balance—December 31, 2016	$—	$—	$—	$—

During the year ended December 31, 2015, the Company issued and sold the 2015 Senior Notes, which had an aggregate principal amount of $5.0 million, in two separate tranches. The two tranches of the 2015 Senior Notes were identical, other than the issuance date and the term of the respective 2015 Senior Note tranches and the term of the related detachable warrants, described in greater detail below. On April 23, 2015, the Company closed the first tranche, representing $3.1 million in aggregate principal amount of 2015 Senior Notes issued in a private placement to seven institutional investors and on May 7, 2015, the Company closed the second tranche, representing $1.9 million in aggregate principal amount of 2015 Senior Notes to four institutional investors. The Company received total gross proceeds of $5.0 million, less transaction expenses of $0.3 million consisting of legal costs and placement agent fees.

The 2015 Senior Notes bore interest at a rate of 12% per year, payable monthly, and were set to mature on the two-year anniversary of the issuance dates of the 2015 Senior Notes on April 23, 2017 and May 7, 2017 for the first and second tranches, respectively. Upon issuance of the 2015 Senior Notes, each investor, at its discretion, was entitled to convert up to 50% of the balance outstanding under the 2015 Senior Notes. Upon the execution of the December Amendments (as defined below), however, each investor became entitled to fully convert 100% of the balance outstanding under the 2015 Senior Notes into shares of the Company’s common stock. The 2015 Senior Notes permitted the Company to repay the outstanding balance at any time unless the 2015 Senior Notes were in default.

The 2015 Senior Notes were secured by substantially all assets of the Company and provide for specified events of default, including: (i) failure to pay principal and interest when due, and (ii) failure to effectuate a reverse stock split on or prior to the three-month anniversary of the first tranche of 2015 Senior Notes, which the Company effectuated in July 2015. The 2015 Senior Notes previously required the Company to consummate a Qualified Public Offering on or prior to the six-month anniversary of the first tranche of 2015 Senior Notes. This default condition, however, was amended as described in greater detail below. Any event of default may be waived by the holders of at least a majority of the aggregate principal amount of 2015 Senior Notes, which must include a specified holder under specified circumstances. Upon the occurrence of an event of default, the interest rate immediately increases to 18% per annum and the 2015 Senior Notes become convertible at a price per share equal to 85% of the average of the five lowest volume weighted average prices of the Company’s common stock during a 15 consecutive trading day period immediately prior to the applicable conversion date.

The 2015 Senior Notes were originally issued with detachable warrants to purchase 219,785 shares of the Company’s common stock, exercisable for five years with an exercise price of $12.50 per share (the “April and May 2015 Warrants”). In August 2016, the Company adjusted the exercise price of such April and May 2015 Warrants to $4.00 per share. The Company evaluated the accounting of the April and May 2015 Warrants and determined that such warrants should not be accounted for as derivative liabilities.

Between May 2015 and December 2015, the Company and certain investors holding the requisite number of conversion shares and warrant shares underlying the 2015 Senior Notes and April and May 2015 Warrants executed several amendments to the Securities Purchase Agreements dated April 22, 2015 and May 7, 2015, respectively, related to the extension or modification of the debt covenants.

Effective as of December 30, 2015, the Company executed a Fourth Amendment to Securities Purchase Agreement dated April 22, 2015, and a Third Amendment to Securities Purchase Agreement dated May 7, 2015 (collectively, the “December Amendments”), each with certain investors holding the requisite number of conversion shares and warrant shares underlying the 2015 Senior Notes and April and May 2015 Warrants pursuant to the referenced Securities Purchase Agreements. The December Amendments (i) extended the deadline to March 31, 2016 for the Company’s consummation of a firm commitment underwritten public offering registered under the Securities Act and related listing of its common stock on a national securities exchange, (ii) provided for the issuance of additional five-year warrants (the “Additional Warrants”), exercisable for ten shares of the Company’s common stock per $1,000 of outstanding principal of the 2015 Senior Notes held by each buyer pursuant to the April 2015 and May 2015 Securities Purchase Agreements, each with an exercise price of $12.50 per share, subject to adjustment as set forth within the Additional Warrants, issuable in tranches triggered by certain Company actions as set forth in the December Amendments and (iii) authorized the Company, prior to January 31, 2016, to issue to one or more investors up to an aggregate of $1,000,000 principal amount of senior secured notes, on the terms and subject to the restrictions set forth in the December Amendments. An initial tranche of Additional Warrants to purchase up to 50,000 shares of the Company’s common stock were issued in conjunction with the execution of the 2015 December Amendments (the “2015 December Warrants”).

The 2015 December Amendments also amended the terms of the 2015 Senior Notes to allow for 100% of the balance outstanding under the 2015 Senior Notes to be converted into shares of the Company’s common stock. The modification for the additional conversion feature was accounted for as a debt extinguishment. The Company accelerated the original debt discount to “other expense—debt extinguishment” and recorded additional debt discounts consisting of $609,000 for the fair value of the beneficial conversion feature and $182,000 for the fair value of the 2015 December Warrants issued. On February 2, 2016, due to the Company’s failure to conclude its public offering, the Company issued Additional Warrants to purchase an aggregate of up to 50,000 shares of the Company’s common stock on the same terms as the 2016 December Warrants (the “February Warrants”).

On March 31, 2016, the Company executed amendments to the 2015 Senior Notes and related Securities Purchase Agreements (collectively, the “March 2016 Amendments”), each with certain investors holding the requisite number of conversion shares and warrant shares underlying the 2015 Senior Notes and April and May 2015 Warrants pursuant to the referenced Securities Purchase Agreements. The March 2016 Amendments (i) removed the requirement that the Company consummate a “Qualified Public Offering”; (ii) extended the deadline for the Company to commence trading on a Qualified Eligible Market (as defined in the March Amendments) to no later than April 14, 2016; provided that if the Company consummated a private offering of its securities resulting in gross proceeds to the Company of at least $3,000,000 after March 31, 2016 and prior to or on April 14, 2016 (a “Qualified Private Offering”), such deadline would be automatically extended to October 15, 2016; (iii) provided for the issuance of warrants to purchase up to 500,000 shares of the Company’s common stock, each with an exercise price of $5.00 per share, subject to adjustment as set forth within the warrants (the “March 2016 Warrants”); and (iv) added an additional covenant on behalf of the Company that, on or prior to April 14, 2016, it would cause its net monthly cash flow directly associated with the CLA, taken together with its monthly capital expenditure spending associated with the CLA, and excluding expenditures associated with the FSAT requirements defined in the CLA, to be neutral or positive, to be accomplished by re-negotiation or termination of such CLA. On April 11, 2016, the Company consummated a $3 million private offering and thereby satisfied condition (ii) above. On March 31, 2016 the Company issued the March 2016 Warrants and remained in compliance with the net monthly cash flow covenant listed in (iv) above during all relevant times. On June 29, 2016, the Company entered into the CMLA with Dresser-Rand, which both companies intended would supersede and replace the CLA. In April 2017, we amended the terms of the CMLA to make the CMLA effective as of January 1, 2017, at which time it superseded and replaced the CLA. Additionally, upon execution of the September 2016 Amendments (as defined below), the monthly cash flow covenant listed in (iv) above was removed. In connection with the issuance of the March 2016 Warrants, the exercise price of certain warrants issued in December 2015 (the “December 2015 Warrants”) and February 2016 (the “February 2016 Warrants”) was reduced to $5.00 per share.

The Company evaluated the February 2016 Warrants and the March 2016 Warrants and determined that both issuances should be accounted for as derivative liabilities on the date of issuance. The Company recorded an additional $148,000 of debt discount upon the issuance of the February 2016 Warrants and $1,497,000 of debt discount upon the issuance of the March 2016 Warrants. The December 31, 2015 debt discount and the additional discounts recorded in February 2016 and March 2016 were amortized over the expected remaining life of the debt.

On August 24, 2016, the April and May 2015 Warrants, December 2015 Warrants, February 2016 Warrants and March 2016 Warrants were all amended to (i) reduce the exercise price of such warrants to $4.00 per share and (ii) remove the net cash settlement option which had given rise to derivative accounting. The warrants accounted for as derivative liabilities were marked to market at the $5.00 exercise price immediately prior to the amendment with any change in value recorded to income. The warrants with price adjustment from $12.50 per share to $4.00 per share were not previously accounted for as derivative liabilities. The foregoing warrants were then revalued with an amended exercise price of $4.00 and the difference in fair value resulting from an exercise price reduction of $12.50 per share to $4.00 per share, in the case of the April and May 2015 Warrants, and from $5.00 per share to $4.00 per share, in the case of the December 2015 Warrants, February 2016 Warrants and March 2016 Warrants, was recorded as an additional debt discount of $206,000, which will be amortized over the expected remaining life of the 2015 Senior Notes, as amended and restated.

Effective as of September 1, 2016, the Company executed amendments to the 2015 Senior Notes and related Securities Purchase Agreements (collectively, the “September 2016 Amendments”), which are binding upon all of the holders of the 2015 Senior Notes. The September 2016 Amendments (i) extended the deadline for the Company to commence trading on a Qualified Eligible Market (as defined in the September Amendments) to no later than December 31, 2016; (ii) provided that the Company may, on or prior to September 1, 2016, issue to one or more investors up to an aggregate of $1,500,000 principal amount of one-year term unsecured notes, as described in Note 10 below, and related warrants, and approve the forms of agreements to be executed in connection with the issuance of such unsecured notes and warrants; (iii) removed the covenant on behalf of the Company related to net monthly cash flow directly associated with the CLA, as described above; (iv) extended the earliest date on which the holders of the 2015 Senior Notes may require the Company to redeem all or any portion of such 2015 Senior Notes until December 31, 2016; and (v) extended the deadline for the Company to consummate a Further Private Offering (as defined in the 2015 Senior Notes) to December 31, 2016. Effective as of October 21, 2016, the Company executed amendments to the 2015 Senior Notes to clarify and conform the terms of such 2015 Senior Notes to the terms of previous amendments to such 2015 Senior Notes and the related Securities Purchase Agreements.

On December 2, 2016, the 2015 Senior Notes were amended and restated such that they rank pari passu with the 2016 Senior Notes. In addition, on December 2, 2016, the April and May 2015 Warrants, December 2015 Warrants, February 2016 Warrants and March 2016 Warrants were all amended to reduce the exercise price of such warrants to $3.00 per share. The foregoing warrants were then revalued with an amended exercise price of $3.00 and the difference in fair value resulting from an exercise price reduction of $4.00 per share to $3.00 per share was recorded as an additional debt discount of $110,000. Since the 2015 Senior Notes were subsequently amended and restated to reflect the terms of the 2016 Senior Notes, the additional discount was incorporated into the residual unamortized debt discount used to calculate the loss on debt extinguishment of $262,000 consisting of the remaining unamortized debt discount of $254,000 and unamortized financing costs of $8,000.

Derivative Liabilities

We evaluate any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock to determine if they are indexed to an entity’s own stock. During the fiscal year ended December 31, 2015, we determined that the issuance of the 2015 Senior Notes contained an embedded note conversion feature that is required to be accounted for as a derivative. In December 2015, we modified the conversion feature which gave rise to additional derivative liabilities and issued to the debt holders the December 2015 Warrants that included a price reset provision and net cash settlement option. The inclusion of the price reset provision and contingent net cash settlement provision required us to treat the December 2015 Warrants as derivative liabilities and increase the debt discount for the initial value of the derivative liability. Also, in December 2015, we issued warrants to purchase an aggregate of up to 312,500 shares of the Company’s common stock to the investors in the December 2015 equity offering (the “December Offering Warrants”). The December Offering Warrants included limited price reset and net cash settlement provisions, until the earlier of June 30, 2016 or upon the registration of the December 2015 equity securities. This price protection clause expired on June 30, 2016. We recorded the fair value of the December Offering Warrants issued as a derivative liability with a corresponding decrease in additional paid-in capital. In the first quarter of 2016, we issued the February 2016 Warrants and March 2016 Warrants to the holders of the 2015 Senior Notes in exchange for the waiver of certain debt covenants. The February 2016 Warrants and March 2016 Warrants were in substantially identical form to the December Offering Warrants and December 2015 Warrants. We recorded the fair value of the February 2016 Warrants and March 2016 Warrants issued as a derivative liability with a corresponding increase in debt discount. In September 2016, we issued Convertible Unsecured Notes with an embedded conversion feature that is required to be accounted for as a derivative. In December 2016, we modified the Convertible Unsecured Notes conversion feature to a fixed price conversion feature and determined that after the modification, the Convertible Unsecured Note embedded conversion feature no longer was required to be accounted for as a derivative. In August 2016, we amended the terms of all warrants accounted for as derivatives to eliminate the potential net settlement and price adjustment provisions which gave rise to derivative accounting treatment. In December 2016, we extinguished the 2015 Senior Notes upon the amendment and restatement thereof and thereby eliminated the embedded conversion feature associated with the 2015 Senior Notes. For all such changes in accounting from derivative treatment to non-derivative treatment, we marked the warrants to market immediately prior to the amendments in question and reclassified the residual and remaining fair value to paid-in capital.

The embedded conversion features and common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants and embedded conversion features using the Black-Scholes pricing model using the following assumptions:

2016
Annual dividend yield	—
Expected life (years)	0.1–5 years
Risk-free interest rate	0.5–0.9%
Expected volatility	67–107%

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

Derivative liabilities consisted of the following:

	Warrants Liability	Embedded Note Conversion Feature	Total
Value as of December 31, 2015	$1,297,000	$1,213,000	$2,510,000
Adjustment to fair value	(1,223,000)	(2,871,000)	(4,094,000)
Additional warrants issued for debt amendment	1,645,000	—	1,645,000
Modification of conversion feature—debt amendment	—	1,429,000	1,429,000
Warrant amendment—August 24, 2016	(1,719,000)	—	(1,719,000)

Issuance of Convertible Unsecured Notes—September 1, 2016	—	282,000	282,000
Amendment of conversion feature—Convertible Unsecured Notes	—	(53,000)	(53,000)
Ending balance—December 31, 2016	$—	$—	$—

The Company evaluated the February 2016 Warrants to purchase up to 50,000 shares of the Company’s common stock and the March 2016 Warrants to purchase up to 500,000 shares of the Company’s common stock and determined that both issuances should be accounted for as derivative liabilities. The Company recorded an additional $148,000 of debt discount upon the issuance of the February Warrants and $1,497,000 of debt discount upon the issuance of the March 2016 Warrants. The December 31, 2015 debt discount and the additional discounts recorded in February 2016 and March 2016 were amortized over the expected remaining life of the debt.

On August 24, 2016, we amended the terms of all warrants that had been previously accounted for as derivative liabilities. The amendments reduced the exercise price of each warrant series to $4.00 per share and removed net cash settlement language, and any price reset provisions had since lapsed. After the execution of the amendments, we determined that the December Offering Warrants, December 2015 Warrants, February 2016 Warrants and March 2016 Warrants were no longer required to be accounted for as derivative liabilities. We marked each warrant to market immediately prior to the execution of the amendments and reduced the derivative liability associated with each warrant to zero with a corresponding increase to paid-in capital.

On September 1, 2016, we issued $1,250,000 principal amount of Convertible Unsecured Notes, as described in Note 10. The Convertible Unsecured Notes include an embedded conversion feature that is required to be accounted for as a derivative valued at $282,000 on the date of issuance.

On December 2, 2016, we marked the embedded conversion feature of the 2015 Senior Notes to market immediately prior to the amendment and restatement that gave rise to the extinguishment, which reduced the value to below $1,000. Also on December 2, 2016, we modified the Convertible Unsecured Notes to change the conversion feature from a variable conversion price to a fixed conversion price. The change in conversion was evaluated and the Company determined that the revised conversion price should not be accounted for as a derivative liability. We marked the conversion features to market immediately prior to the execution of the amendment or the extinguishment and reduced the derivative liability associated with each instrument to zero with a corresponding increase to paid-in capital.

Note 10—Convertible Unsecured Notes

Convertible Unsecured Notes payable consisted of the following as of December 31, 2016:

	Notes	Debt Discount	Offering Costs	Net Total
September 1, 2016 issuance	$1,250,000	$(553,000)	$(45,000)	$652,000

Additional warrants issued	—	(305,000)	—	(305,000)
Modification of warrants – exercise price change	—	(30,000)	—	(30,000)
Amortization of debt discount and deferred financing costs	—	222,000	15,000	48,000
Ending balance—December 31, 2016	1,250,000	(666,000)	(30,000)	554,000

Less: Current Portion	$(1,250,000)	$666,000	$30,000	$(554,000)
Long Term Portion	$—	$—	$—	$—

On September 1, 2016, we entered into a securities purchase agreement and related notes and warrants pursuant to which we issued the Convertible Unsecured Notes and detachable five-year warrants to purchase an aggregate of 124,999 shares of the Company’s common stock at an exercise price of $4.00 per share (the “September 2016 Financing”). The Company received total gross proceeds of $1,250,000, less transaction expenses of $45,000 consisting of legal costs for net proceeds of $1,205,000.

The Convertible Unsecured Notes bear interest at a rate of 12% per annum and mature on September 1, 2017; provided, however, that the Company may not prepay any portion of the outstanding principal and accrued and unpaid interest under the Convertible Unsecured Notes so long as any of the Senior Notes remain outstanding and in no event will the maturity date of such Convertible Unsecured Notes be earlier than at least ninety-one (91) days after the maturity date under the Senior Notes. The Convertible Unsecured Notes are subordinate to the Senior Notes described in Note 9. The Convertible Unsecured Notes were initially convertible at the option of the holder into common stock at a conversion price of $4.31 per share and will automatically convert into shares of common stock in the event of a conversion of at least 50% of the then outstanding (i) principal, (ii) accrued and unpaid interest with respect to such principal and (iii) accrued and unpaid late charges, if any, with respect to such principal and interest, under the Senior Notes. In connection with the issuance of the 2016 Senior Notes and amendment and restatement of the 2015 Senior Notes, the conversion price was reduced to $2.50 per share. The Convertible Unsecured Notes also contain a blocker provision that prevents the Company from effecting a conversion in the event that the holder, together with certain affiliated parties, would beneficially own in excess of 9.99% of the shares of common stock outstanding immediately after giving effect to such conversion. At any time after the issuance date of the Convertible Unsecured Notes, the Company may, at its option, redeem all or any portion of the then outstanding principal and accrued and unpaid interest with respect to such principal (the “Company Optional Redemption Amount”), at 100% of such aggregate amount; provided, however, that the Company may not redeem all or any portion of the Company Optional Redemption Amount so long as any of the Senior Notes remain outstanding without the prior written consent of the collateral agent with respect to such Senior Notes and certain investors holding the requisite number of conversion shares and warrant shares underlying the Senior Notes and April and May 2015 Warrants.

The securities purchase agreement for the Convertible Unsecured Notes calls for the issuance of additional five-year warrants to purchase an aggregate of 62,500 shares at an exercise price of $4.00 per share on each of the 61st, 91st, 121st and 151st days after the closing of the September 2016 Financing, or, in each case, an Additional Warrant Date, but only in the event the Company not consummated a further financing consisting of the issuance of common stock and warrants for aggregate gross proceeds of at least $3,000,000 prior to such respective Additional Warrant Date. As of January 30, 2017, the Company had not consummated a further financing and, as a result, issued warrants to purchase an aggregate of 250,000 shares of the Company’s common stock, consisting of the issuance of an aggregate of 62,500 shares of the Company’s common stock on each of November 1, 2016, December 1, 2016, December 31, 2016 and January 30, 2017. The Company valued the warrants using the Black-Scholes Option pricing model at $305,000. The Company evaluated the accounting of the additional detachable warrants and determined that the warrants should not be accounted for as derivative liabilities.

The Company evaluated the accounting of the detachable warrants and determined that the warrants should not be accounted for as derivative liabilities. The Company valued the warrants using the Black-Scholes Option pricing model at $271,000.

Embedded Conversion Feature Liability

The Company evaluated the conversion feature and determined that it should be accounted for as a derivative liability due to the potential variability of the conversion feature which is linked to the conversion of the Senior Notes Payable. The conversion feature was valued using the Black-Scholes Option pricing model at $282,000 and will be marked to market each reporting period beginning with the quarter ended September 30, 2016. See also the discussion of derivative liabilities in Note 9 above. The embedded derivatives were valued using Black-Scholes option pricing model where the exercise price was equal to the market price on the valuation date and the following assumptions:

2016
Annual dividend yield	—
Expected life (years)	0.8-1.0 years
Risk-free interest rate	0.008-0.48%
Expected volatility	67–90%

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

Note 11—Fair Value Measurements and Disclosures

Fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk, including the Company’s own credit risk.

Inputs used in measuring fair value are prioritized into a three-level hierarchy based on whether the inputs to those measurements are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The fair-value hierarchy requires the use of observable market data when available and consists of the following levels:

●	Level 1—Quoted prices for identical instruments in active markets;

●	Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets; and

●	Level 3—Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The following tables present information on the Company’s financial instruments:

At December 31, 2106

	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents, including restricted cash	$1,360,000	$1,360,000	$—	$—
Derivative liabilities—warrants	$—	$—	$—	$—
Embedded note conversion feature	$—	$—	$—	$—

At December 31, 2015

	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents, including restricted cash	$2,805,000	$2,805,000	$—	$—
Derivative liabilities—warrants	$1,297,000	$—	$—	$1,297,000
Embedded note conversion feature	$1,213,000	$—	$—	$1,213,000

Note 12—Capital Leases Payable

Capital Leases Payable

Capital leases payable consisted of the following:

	December 31, 2016	December 31, 2015

Capital lease payable to De Lange Landon secured by forklift, 10.0% interest, due on October 1, 2018, monthly payment of $452.	$10,000	$13,000
Capital lease payable to Dell Computers secured by computer equipment, 15.09% interest, due on November 16, 2016, monthly payment of $592.	—	6,000
Capital lease payable to Dell Computers secured by computer equipment, 15.09% interest, due on December 15, 2016, monthly payment of $590.	—	6,000
Capital lease payable to Dell Computers secured by computer equipment, 15.09% interest, due on January 3, 2017, monthly payment of $390.	—	5,000
Capital lease payable to Dell Computers secured by computer equipment, 15.09% interest, due on January 3, 2017, monthly payment of $394.	4,000	10,000
Total capital leases	$14,000	$40,000
Less: current portion	(10,000)	(26,000)
Long-term portion of capital leases	$4,000	$14,000

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of December 31, 2016, are as follows:

	Year Ending December 31,	Amount
	2017	10,000
	2018	5,000
Net minimum lease payments		$15,000
Less: Amount representing interest and taxes		(1,000)
Present value of net minimum lease payments		$14,000
Less: Current maturities of capital lease payables		(10,000)
Long-term capital lease payables		$4,000

Note 13—Equity

On April 11, 2016, the Company entered into a stock purchase agreement dated April 11, 2016, pursuant to which it issued to an accredited investor an aggregate of 696,056 shares of the Company’s common stock in exchange for gross proceeds of approximately $3.0 million (the “April 2016 Private Placement”). The closing of the April 2016 Private Placement satisfied the Qualified Private Offering requirement in the March Amendments described under “March 2016 Amendment to 2015 Senior Notes” in Note 14 below.

Note 14—Stock Options and Warrants

Stock Options

On July 1, 2013, the Company’s board of directors adopted and approved the 2013 Equity Incentive Plan (the “2013 Plan”) and amended the 2013 Plan on March 24, 2015 to increase the number of shares available for issuance. The 2013 Plan previously authorized us to grant non-qualified stock options and restricted stock purchase rights to purchase up to 420,000 shares of the Company’s common stock to employees (including officers) and other service providers. With the approval of the 2015 Plan, described below, as of August 29, 2015, no shares of common stock were available for issuance under the 2013 Plan.

On July 15, 2015, the Company’s board of directors approved the 2015 Omnibus Incentive Plan (the “2015 Plan”), which was approved by the Company’s stockholders on August 28, 2015. Upon adoption, the 2015 Plan authorized us to grant up to 300,000 shares of the Company’s common stock and replaced the 2013 Equity Incentive Plan. As a result of the approval of the 2015 Plan, no additional grants will be made under the 2013 Plan. On August 22, 2016, the Company’s board of directors approved an amendment to the 2015 Plan to increase the total authorized pool available under the 2015 Plan to 600,000 shares of the Company’s common stock, subject to automatic increase for any shares subject to outstanding awards under the 2013 Plan that are subsequently canceled or expire. The Company’s stockholders approved the foregoing amendment on September 26, 2016. As of December 31, 2016, 594,000 shares of the Company’s common stock were available for issuance under the 2015 Plan.

The 2015 Plan permits the granting of any or all of the following types of awards: incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards, and performance awards payable in a combination of cash and company shares. As of December 31, 2016, the Company has issued options to purchase an aggregate of 6,000 shares of the Company’s common stock.

The 2015 Plan has the following limitations:

●	Limitation on terms of stock options and stock appreciation rights. The maximum term of each stock option and stock appreciation right (SAR) is 10 years.

●	No repricing or grant of discounted stock options. The 2015 Plan does not permit the repricing of options or SARs either by amending an existing award or by substituting a new award at a lower price without stockholder approval. The 2015 Plan prohibits the granting of stock options or SARs with an exercise price less than the fair market value of the Company’s common stock on the date of grant.

●	Clawback. Awards granted under the 2015 Plan are subject to any then current compensation recovery or clawback policy of the Company that applies to awards under the 2015 Plan and all applicable laws requiring the clawback of compensation.

●	Double-trigger acceleration. Acceleration of the vesting of employee awards that are assumed or replaced by the resulting entity after a change in control is not permitted unless an employee’s employment is also terminated by the Company without cause or by the employee with good reason within two years of the change in control.

●	Code Section 162(m) Eligibility. The 2015 Plan provides flexibility to grant awards that qualify as “performance-based” compensation under Internal Revenue Code Section 162(m).

●	Dividends. Dividends or dividend equivalents on stock options, SARs or unearned performance shares under the 2015 Plan will not be paid.

At December 31, 2016, total unrecognized deferred stock compensation expected to be recognized over the remaining weighted-average vesting periods of 0.4 years for outstanding grants was $0.7 million.

The fair value of option awards is estimated on the grant date using the Black-Scholes option valuation model.

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by us.

Stock-based compensation expense is recorded only for those awards expected to vest. Currently, the forfeiture rate used to calculate stock-based compensation expense is zero, which approximates the effective actual forfeiture rate. The rate is adjusted if actual forfeitures differ from the estimates in order to recognize compensation cost only for those awards that actually vest. If factors change and different assumptions are employed in future periods, the share-based compensation expense may differ from that recognized in previous periods.

Stock-based award activity was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Balance, December 31, 2015	308,464	$13.61	6.07	$—
Forfeited during 2016	(40,914)	11.69	—	—
Granted during 2016	6,000	4.31	9.75	—
Balance, December 31, 2016	273,550	$13.70	5.02	$—
Exercisable on December 31, 2016	210,558	$15.02	4.94	$—

The options granted have a contract term ranging between three and ten years. Options granted typically vest over a four-year period, with 25% vesting after one year and the remainder ratably over the remaining three years.

Of the Company’s outstanding options, options to purchase 267,550 shares of the Company’s common stock were outstanding and options to purchase 210,558 shares of the Company’s common stock were exercisable under the 2013 Plan and options to purchase 6,000 shares of the Company’s common stock were outstanding with none exercisable under the 2015 Plan on December 31, 2016.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2016:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Exercise	of	Contractual	Exercise	of	Exercise
Prices	Shares	Life	Price	Shares	Price
		(In years)
$0–$10.00	99,840	7.04	$7.46	59,196	$7.46
$10.01–$15.00	31,100	7.16	$12.50	20,163	$12.50
$15.01–$20.00	122,766	3.50	$17.50	112,187	$17.50
$20.01–$25.00	19,844	4.30	$23.40	19,012	$23.40
	273,550	5.27	$13.70	210,558	$15.02

Stock based compensation expense consisted of the following:

	Year ended December 31
	2016	2015
Research and development	$535,000	$583,000
General and administrative	792,000	902,000
Total	$1,327,000	$1,485,000

Warrants

From time to time, we issue warrants to purchase shares of our common stock to investors, note holders and to non-employees for services rendered or to be rendered in the future. The following table represents the activity for warrants outstanding, exchanged, and issued for the year ending December 31, 2016.

Balance outstanding at December 31, 2015	775,543	$12.04
Issued for Convertible Unsecured Notes	312,499	3.00
Issued for 2015 Senior Notes Amendments	550,000	3.00
Issued for 2016 Senior Notes	3,720,839	3.00
Balance outstanding at December 31, 2016	5,358,881	$3.77

All warrants were exercisable at December 31, 2016, the weighted average exercise price per share was $3.77 and the weighted average remaining life was 4.64 years. The warrants outstanding as of December 31, 2016 had no intrinsic value.

February 2016 Additional Warrants

On February 2, 2016, the Company issued the February 2016 Warrants to purchase an aggregate of 50,000 shares of the Company’s common stock to existing noteholders under the terms of the December Amendments. On August 24, 2016, the February 2016 Warrants were amended to reduce the exercise price to $4.00 per share and concurrent with the issuance of the 2016 Senior Notes,, the February 2016 Warrants were further amended to reduce the exercise price to $3.00 per share, as described below.

March 2016 Amendment to 2015 Senior Notes

On March 31, 2016, the Company executed the March Amendments with certain investors holding the requisite number of conversion shares and warrant shares underlying the 2015 Senior Notes and April and May 2015 Warrants pursuant to the related Securities Purchase Agreements. The March Amendments, described above in Note 9, provided for the issuance of the March 2016 Warrants, exercisable for 10 shares of the Company’s common stock per $100 of outstanding principal of the 2015 Senior Notes held by each buyer pursuant to the April 2015 and May 2015 Securities Purchase Agreements, each with an exercise price of $5.00 per share, subject to adjustment as set forth within the warrants. March 2016 Warrants to purchase an aggregate of 500,000 shares of the Company’s common stock were issued to the holders of the 2015 Senior Notes on March 31, 2016. On August 24, 2016, the March 2016 Warrants were amended to reduce the exercise price to $4.00 per share and concurrent with the issuance of the 2016 Senior Notes, the March 2016 Warrants were further amended to reduce the exercise price to $3.00 per share, as described below.

August 2016 Warrant Amendments

On August 24, 2016, the Company executed amendments to the April and May 2015 Warrants, December 2015 Warrants, December Offering Warrants, February 2016 Warrants and March 2016 Warrants, as indicated in the table below. The amendments reduced the exercise price of the warrants to $4.00 per share and removed all remaining net cash settlement provisions in each warrant. For the warrants accounted for as derivative liabilities, the Company marked the warrants to market immediately prior to the change in the strike price to a value of $1,719,000. The removal of the warrant agreement provisions that required derivative accounting resulted in a reclassification of $1,719,000 from derivative liabilities to paid-in capital. The reduction in exercise price to $4.00 resulted in an additional discount to the 2015 Senior Notes of $206,000 which will be amortized to interest expense over the expected remaining life of the 2015 Senior Notes, as amended and restated.

Convertible Unsecured Notes Warrants

On September 1, 2016, the Company issued warrants to purchase up to 124,999 shares of common stock to the holders of the Convertible Unsecured Notes payable. Under the terms of Securities Purchase Agreement for the Convertible Unsecured Notes, the holders of the Convertible Unsecured Notes were entitled, in the aggregate, to receive additional warrants to purchase up to 62,500 shares of common stock on each of the following dates: November 1, 2016, December 1, 2016, December 31, 2016, and January 30, 2017, in each case only in the event that the Convertible Unsecured Notes are not repaid or converted into an equity transaction prior to each issuance date. The Company issued warrants to purchase up to 250,000 shares of the Company’s common stock between November 1, 2016 and January 30, 2017, each with a five-year term. The September 1, 2016 and November 1, 2016 warrants were issued with a $4.00 per share exercise price, subsequently amended to a $3.00 per share exercise price. The Company recorded the difference in fair value, valued using the Black Scholes pricing model as $30,000 as a result of the price change as an additional debt discount to be amortized over the expected remaining life of the Convertible Unsecured Notes. The warrants issued on December 1, 2016, December 31, 2016 and January 30, 2017 were issued with a $3.00 per share exercise price.

2015 Senior Note Warrant Amendments

Concurrent with the issuance of the 2016 Senior Notes, the Company executed amendments to all warrants associated with the 2015 Senior Notes, including the warrants issued in April and May 2015, the December 2015 Warrants, the February 2016 Warrants and the March 2016 Warrants. The exercise price of each series of warrants was reduced to $3.00 per share.

Warrants outstanding as of December 31, 2016 consist of:

	Issue Date	Expiry Date	Number of Warrants	Exercise Price per Share
2013 Services Warrants—July	Jul-13	Jul-18	9,494	$37.50
2013 Services Warrants—August	Aug-13	Aug-18	729	37.50
2013 Services Warrants—November	Nov-13	Nov-18	2,400	50.00
2014 Services Warrants—April(1)	Apr-14	Apr-19	13,657	39.00
2014 Services Warrants—September(2)	Aug-14	Aug-19	16,000	25.00
2014 PIPE Warrants—September(3)	Sept-14	Sept-18	26,500	25.00
2014 Services Warrants—November(4)	Nov-14	Nov-18	6,500	25.00
2014 Settlement Warrants—December(5)	Dec-14	Dec-19	38,464	25.00
2015 Senior Notes Warrants(6)(14)	Apr/May-15	Apr/May-20	219,785	3.00
2015 Services Warrants—May(7)	May-15	May-20	5,514	12.50
2015 LOC Guarantee Warrants—November(8)	Nov-15	Nov-20	74,000	15.00
2015 Debt Amendment Warrants—December(9)(15)	Dec-15	Dec-20	50,000	3.00
2015 PIPE Warrants—December(10)(15)	Dec-15	Dec-20	312,500	4.00
2016 Debt Amendment Warrants—February(11)(15)	Feb-16	Feb-21	50,000	3.00
2016 Debt Amendment Warrants—March(12)(15)	Mar-16	Mar-21	500,000	3.00
2016 Unsecured Debt Warrants (13)	Sep–Dec-16	Sep–Dec-21	312,999	3.00
2016 Senior Notes Warrants	Dec-16	Dec-21	3,720,839	3.00
Warrants outstanding and exercisable at December 31, 2016			5,358,881	$3.77

(1)	The 2014 Services Warrants—April were issued for fees incurred in conjunction with the issuance of convertible notes in 2014. The warrants were valued on the issuance date at $11.50 per share in conjunction with the valuation approach used for the initial valuation of the warrants issued in connection with the convertible notes issued in 2014.

(2)	The 2014 Services Warrants—September were issued to a consultant in exchange for advisory services with no readily available fair value. The warrants were originally issued at an exercise price of $39.00 per share and had a one-time price reset provision to the exercise price of the warrants issued to investors in the convertible notes offering in April 2014 if the exercise price of such convertible notes warrants changed prior to September 30, 2014. On September 22, 2014, the exercise price was changed to $25.00 per share. There are no further exercise price changes for this warrant series. The warrants were valued using the Black-Scholes option pricing model at $131,000 on the issuance date with an additional $6,000 recorded to expense on September 22, 2014 to reflect the change in fair value resulting from the exercise price change.

(3)	On September 22, 2014, the Company issued warrants to purchase up to 26,500 shares of common stock with an exercise price of $25.00 per share in conjunction with placement agent services for the Company’s September 2014 private equity placement. The warrants were valued using the Black-Scholes option pricing model at $296,000 on the issuance date.

(4)	On November 26, 2014, the Company issued warrants to purchase up to 6,500 shares of common stock with an exercise price of $25.00 per share for compensation for investor relations services provided. The warrants were valued using the Black-Scholes option pricing model at $43,000 on the issuance date.

(5)	On December 1, 2014, the Company issued warrants to purchase up to 19,232 shares of common stock with an exercise price of $39.00 per share and on December 15, 2014 issued warrants to purchase up to 19,232 shares of common stock with an exercise price of $25.00 per share to settle potential legal disputes resulting from claims made by the investors in the November 2013 private equity placement. The warrants issued on December 1, 2014 were issued concurrent with the issuance of 8,462 shares of the Company’s common stock in partial settlement of the potential legal disputes arising from claims by two investors. The Company settled all remaining potential legal disputes with all of the remaining investors in the November 2013 private placement on December 15, 2014 by issuing the second tranche of warrants and setting the exercise price of each warrant series issued at $25.00 with no further reset provisions. The combined issuance of the warrants and expense resulting from any price changes were valued using the Black-Scholes option pricing model at $246,000 and expensed to general and administrative expense.

(6)	On April 23, 2015, the Company issued warrants to purchase up to 136,267 shares of common stock and on May 7, 2015, the Company issued warrants to purchase up to 83,518 shares of common stock, each with an exercise price of $12.50 per share in conjunction with the 2015 Senior Notes described in Note 9. The warrants were valued using the Black-Scholes option pricing model at $2,139,000 on the issuance date. On August 24, 2016, the exercise price of the warrants was reduced to $4.00 per share. Concurrent with the issuance of the 2016 Senior Notes, the exercise price of the warrants was further reduced to $3.00 per share.

(7)	On May 1, 2015, the Company issued warrants to purchase up to 5,514 shares of common stock with an exercise price of $12.50 per share in conjunction with placement agent services for the Company’s May 2015 private equity placement. The warrants were valued using the Black-Scholes option pricing model at $56,000 on the issuance date.

(8)	On November 2, 2015, the Company issued warrants to purchase up to 74,000 shares of common stock with an exercise price of $15.00 per share in conjunction with the Letter of Credit described in Note 17. The warrants were valued using the Black-Scholes option pricing model at $246,000 on the issuance date. The warrants are exercisable beginning on November 1, 2016.

(9)	On December 30, 2015, the Company issued warrants to purchase up to 50,000 shares of common stock with an initial exercise price of $12.50 per share in conjunction with the amendment of the 2015 Senior Notes in December 2015, as described in Note 9 above. On March 31, 2016, concurrent with the issuance of the March 2016 Warrants, the exercise price was reduced to $5.00 per share. On August 24, 2016, the exercise price of the warrants was reduced to $4.00 per share. Concurrent with the issuance of the 2016 Senior Notes, the exercise price of the warrants was further reduced to $3.00 per share.

(10)	On December 31, 2015, the Company issued warrants to purchase up to 312,500 shares of common stock with an initial exercise price of $5.00 per share in conjunction with the December private equity placement (the “December PIPE”). The warrants initially provided that if, prior to the earlier of June 30, 2016 or thirty days after the date on which the December PIPE shares and underlying warrants are registered for resale, the Company issued common share derivative securities at a price per share less than $5.00 per share, the Company was obligated to reduce the exercise price of the December PIPE warrants to a price per share equal to the newly issued shares or derivative common stock securities. This price protection clause expired on June 30, 2016. On August 24, 2016, the exercise price of the warrants was reduced to $4.00 per share. Concurrent with the issuance of the 2016 Senior Notes the exercise price of the warrants was further reduced to $3.00 per share.

(11)	On February 2, 2016, the Company issued warrants to purchase up to 50,000 shares of common stock with an initial exercise price of $12.50 per share in conjunction with the amendment of the 2015 Senior Notes in December 2015, as described in Note 9 above. The warrants were valued using the Black-Scholes option pricing model at $148,000 on the issuance date and were recorded as a derivative liability and additional debt discount. The warrants provided that, in the event that the Company issued additional common stock derivative securities at a price per share less than the exercise price, the Company was obligated to reduce the exercise price of the February 2016 Warrants to a price per share equal to the newly issued shares or derivative common stock securities. On March 31, 2016, concurrent with the issuance of the additional debt amendment warrants, the exercise price was reduced to $5.00 per share. This price protection clause expired on June 30, 2016. On August 24, 2016, the exercise price of the warrants was reduced to $4.00 per share. Concurrent with the issuance of the 2016 Senior Notes, the exercise price of the warrants was further reduced to $3.00 per share.

(12)	On March 31, 2016, the Company issued warrants to purchase up to 500,000 shares of common stock with an initial exercise price of $5.00 per share in conjunction with the amendment of the 2015 Senior Notes in December 2015, as described in Note 9 above. The warrants were valued using the Black-Scholes option pricing model at $1,497,000 on the issuance date and were recorded as a derivative liability and additional debt discount. The warrants provided that, in the event that the Company issued additional common stock derivative securities at a price per share less than the exercise price, the Company was obligated to reduce the exercise price of the March 2016 Warrants to a price per share equal to the newly issued shares or derivative common stock securities. This price protection clause expired on June 30, 2016. On August 24, 2016, the exercise price of the warrants was reduced to $4.00 per share. Concurrent with the issuance of the 2016 Senior Notes, the exercise price of the warrants was further reduced to $3.00 per share.

(13)	On September 1, 2016, the Company issued warrants to purchase up to 124,999 shares of common stock with an initial exercise price of $4.00 per share in conjunction with Unsecured Convertible Notes as described in Note 9 above. The warrants were valued using the Black-Scholes option pricing model at $271,000 on the issuance date and were recorded as additional debt discount. Between November 1, 2016 and December 31, 2016, the Company issued additional warrants to purchase up to 187,500 shares of common stock, as described above. The additional warrants were valued using the Black-Scholes option pricing model at $305,000 and were recorded as additional debt discount. Concurrent with the issuance of the 2016 Senior Notes, the exercise price of the warrants issued on November 1, 2016 was reduced to $3.00 per share. The warrants issued on December 1, 2016 and December 31, 2016 were issued with an initial exercise price of $4.00 per share.

(14)	Warrant exercise price was reduced from $12.50 to $4.00 per share on August 24, 2016 and further reduced to $3.00 per share concurrent with the issuance of the 2016 Senior Notes.

(15)	Warrant exercise price was reduced from $5.00 to $4.00 per share on August 24, 2016 and further reduced to $3.00 per share concurrent with the issuance of the 2016 Senior Notes. On August 24, 2016, the warrant agreement was amended to remove all provisions that had previously required derivative liability accounting treatment.

Note 15—Income Taxes

Income tax provision for the year ended December 31, 2016 and the year ended December 31, 2015 consists of the following:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Current income tax expense:
Federal	$—	$—
State	3,000	1,000
Total	$3,000	$1,000
Deferred income tax expense:
Federal	—	—
State	—	—
Total	$—	$—
Provision for income taxes	$3,000	$1,000

Due to net losses, effective tax rate for the periods presented was 0%.

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The valuation allowance increased by $4.0 million from December 31, 2015 to December 31, 2016.

	December 31, 2016	December 31, 2015
Deferred tax assets:
Net operating loss carry-forward	$17,057,000	13,070,000
Valuation allowance	(17,057,000)	(13,070,000)
Net deferred tax assets	$—	$—

A significant component of our deferred tax assets consisted of net operating loss carry-forwards. We have evaluated the available evidence supporting the realization of our deferred tax assets, including the amount and timing of future taxable income, and have determined it is more likely than not that the assets will not be fully realized and a full valuation allowance is necessary as of December 31, 2016 and 2015. As of December 31, 2016, we have federal and state net operating loss carry-forwards of approximately $27.4 million and $26.9 million, respectively, which expire through 2032. The utilization of net operating loss carry-forwards may be subject to limitations under provision of the Internal Revenue Code Section 382 and similar state provisions.

We follow ASC 740 related to accounting for uncertain tax positions, which prescribes a recognition threshold and measurement process for recording in the financial statements, uncertain tax positions taken or expected to be taken in a tax return. Under this provision, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. Tax benefits of an uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained based on technical merits. We did not have any uncertain income tax position as of December 31, 2016 and 2015.

Note 16—Related Party Transactions

In December 2016, we sold and issued to 21 accredited investors unregistered convertible senior secured promissory notes with an aggregate principal amount of approximately $3.7 million and five-year warrants to purchase an aggregate of 1,498,622 shares of our common stock at an exercise price of $3.00 per share with aggregate net proceeds to us after a ten percent original issue discount and placement agent fee of approximately $3.0 million (the “December 2016 Financing”). The following officers and directors participated in the December 2016 Financing, in which they purchased the number of securities listed adjacent to their name.

Name	Position with Company	Principal Amount of Notes Purchased in December 2016 Financing ($)	Number of Shares Underlying Warrants Purchase in December 2016 Financing (#)	Aggregate Purchase Price ($)
Alain J. Castro	Director and Chief Executive Officer	28,000	11,200	25,200
Stephen Markscheid	Director	20,000	8,000	18,000

Note 17—Commitments and Contingencies

We may become a party to litigation in the normal course of business. We accrue for open claims based on our historical experience and available insurance coverage. In the opinion of management, there are no legal matters involving us that would have a material adverse effect upon our financial condition, results of operations or cash flows.

Lease

We lease our office facility, research and development facility and equipment under operating leases, which for the most part, are renewable. The leases also provide that we pay insurance and taxes. Our primary operating lease expired on December 31, 2016 and we extended the lease for a three month period ending March 31, 2017 at a reduced interim rate. We signed a new lease on February 2017 for a separate facility and expect to move into new facilities in April 2017.

As of December 31, 2016 we had no future minimum rental payments under operating leases in excess of one year.

For the year ended December 31, 2016 and through March 31, 2017, our headquarters were located at 9400 Toledo Way, Irvine, California 92618.  The property consisted of a mixed use commercial office, production, and warehouse facility of 32,649 square feet and expired December 31, 2016. We extended the lease at a reduced rate until March 31, 2017.  The monthly rent was $26,825 for 2016 and reduced to $15,000 per month for the three months ending March 31, 2017. As of April 1, 2017, our headquarters is located at 8965 Research Drive, Irvine, CA 92618 and consists of a mixed use commercial office of 4,960 square feet. From January through March 2017, our monthly rent was $15,000 for the Toledo Way property holdover and, from April 1, 2017, our monthly rent is $10,168 per month, with annual escalations on April 1, 2018 to $10,473 per month and on April 1, 2019 to $10,787 per month for the Research Drive property. The Toledo Way lease terminated on April 1, 2017 and the Research Drive property lease expires on March 31, 2020.

As of March 31, 2017 our combined remaining minimum lease payments for both the residual three months at Toledo Way and the new lease at Research Drive is $422,000.

In addition, we lease space from the Regents of the University of California, Irvine, for the installation and demonstration of the EC250 equipment. The lease expired on January 1, 2015 and reverted to a month-to-month lease with a monthly payment of $7,780. The university will provide certain goods and services including certain research and development services.

Standby Letter of Credit

Pursuant to the terms of the CLA, the Company is required to provide a backstop security of $2.1 million to secure performance of certain obligations under the CLA (the “BSS”). Effective November 2, 2015, the Company executed that certain Backstop Security Support Agreement (the “Support Agreement”), pursuant to which an investor agreed to provide the Company with financial and other assistance (including the provision of sufficient and adequate collateral) as necessary in order for the Company to obtain a $2.1 million letter of credit acceptable to Dresser-Rand as the BSS and with an expiration date of June 30, 2017 (“Letter of Credit”). If the investor is required to make any payments on the Letter of Credit, subject to the terms of the Intercreditor Agreement (as defined below), the Company must reimburse the investor the full amount of any such payment. Such payment obligation is secured by a pledge of certain collateral of the Company pursuant to a Security Agreement dated November 2, 2015 (“Security Agreement”), and the security interest in favor of and the payment obligations to the investor are subject to the terms of that certain Subordination and Intercreditor Agreement executed concurrently with the Support Agreement and Security Agreement (the “Intercreditor Agreement”) by and among the investor, the Company and the collateral agent pursuant to the Senior Notes.

The term of the Company’s obligations under the Support Agreement (the “Term”) commenced on November 2, 2015, the issuance date of the Letter of Credit, and will terminate on the earliest of: (a) replacement of the Letter of Credit with an alternative BSS in favor of Dresser-Rand, (b) Dresser-Rand eliminating the BSS requirement under the CLA, or (c) the last day of the twenty-fourth calendar month following the commencement of the Term. In consideration of the investor’s support commitment, the Company paid the investor a one-time fee equal to 4% of the amount of the Letter of Credit and is obligated to pay a monthly fee equal to 1% of the amount of the Letter of Credit for the first twelve months. If the Support Agreement has not terminated after the initial twelve months, the Company will pay another one-time fee equal to 4% of the amount of the Letter of Credit, and a monthly fee equal to 2% of the amount of the Letter of Credit for up to another twelve months.

Concurrent with the execution of the amendment to the CMLA in April 2017, we and Dresser-Rand agreed to modify the requirements for our existing backstop security. As modified, we are required to maintain a $500,000 backstop security, reduced from $2.1 million, and the backstop security was extended from June 2017 to March 31, 2018.

Note 18—Subsequent Events

In April 2017, we executed an amendment to the CMLA with Dresser-Rand, pursuant to which Dresser-Rand agreed to pay us $1.2 million in April 2017 in cash, which represents advance payments on license fees for KG2/PO units representing less than the required minimum number of licenses which would otherwise be required to maintain their exclusivity under the CMLA, as amended. In exchange for this payment, we have agreed to provide a total credit of $1,760,000 against future license payments associated for these KG2/PO units, consisting of a payment credit of $1,200,000 and an additional discount of $560,000.

The Amendment further settled certain expense claims made by each party and provided for a mutual release. Because of this claims settlement, the Company accrued $124,000 at December 31, 2016. The payment of the claims accrual is to be made in advance of certain future license fee payments payable from Dresser-Rand to the Company, expected during 2017.

Concurrent with the execution of the amendment to the CMLA in April 2017, we and Dresser-Rand agreed to modify the requirements for our existing backstop security. As modified, we are required to maintain a $500,000 backstop security, reduced from $2.1 million, and the backstop security was extended from June 2017 to March 31, 2018.

A version of the CMLA Amendment is filed as an Exhibit to this Form 10-K filing.

