Form 10-Q
period 2017-03-31
Ener-Core, Inc.
filed 2017-05-19
CIK 1495536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of May 12, 2017 there were 3,089,160 shares of the issuer’s common stock outstanding.

ENER-CORE, INC.

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FINANCIAL STATEMENTS

Index to the Financial Statements

Condensed Consolidated Balance Sheets — March 31, 2017 (unaudited) and December 31, 2016	2

Unaudited Condensed Consolidated Statements of Operations — For the Three Months Ended March 31, 2017 and 2016	3

Unaudited Condensed Consolidated Statements of Cash Flows — For the Three Months Ended March 31, 2017 and 2016	4

Notes to Unaudited Condensed Consolidated Financial Statements — March 31, 2017	6

Ener-Core, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,000	$1,310,000
Restricted cash	50,000	50,000
Accounts receivable	161,000	87,000
Inventory	2,984,000	2,764,000
Prepaid expenses and other current assets	187,000	302,000
Total current assets	$3,412,000	$4,513,000
Property and equipment, net	3,121,000	3,247,000
Intangibles, net	19,000	20,000
Deposits and other long term assets	24,000	28,000
Total assets	$6,576,000	$7,808,000
Liabilities and stockholders’ (deficit)
Current liabilities:
Accounts payable	$1,628,000	$1,665,000
Accrued expenses	1,036,000	697,000
Deferred revenues and customer advances	3,922,000	3,876,000
Accrued contract loss	600,000	600,000
Convertible unsecured notes payable, net of discounts	763,000	554,000
Capital leases payable—short term	8,000	10,000
Total current liabilities	$7,957,000	$7,402,000
Long term liabilities:
Convertible secured notes payable, net of discounts	1,691,000	630,000
Capital lease payable	3,000	4,000
Total liabilities	$9,651,000	$8,036,000
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Preferred stock, $0.0001 par value. Authorized 50,000,000 shares; no shares issued and outstanding at March 31, 2017 and December 31, 2016	$—	$—
Common stock, $0.0001 par value. Authorized 200,000,000 shares; 3,853,660 and 3,829,660 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	41,347,000	40,944,000
Accumulated deficit	(44,422,000)	(41,172,000)
Total stockholders’ (deficit)	$(3,075,000)	$(228,000)
Total liabilities and stockholders’ equity	$6,576,000	$7,808,000

See accompanying notes to condensed consolidated financial statements.

Ener-Core, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2017	2016

Total revenues	$—	$—
Total costs of goods sold	—	—
Gross profit (loss)	—	—

Operating expenses:
Selling, general, and administrative	1,031,000	1,337,000
Research and development	582,000	934,000
Total operating expenses	1,613,000	2,271,000
Operating loss	(1,613,000)	(2,271,000)

Other (expenses):
Interest expense	(1,571,000)	(983,000)
Loss on debt conversion	(53,000)	—
Other expense, net	(14,000)	—
Loss on modification of debt	—	(1,429,000)
Gain on revaluation of derivative liabilities	—	835,000
Total other (expenses)	(1,638,000)	(1,577,000)
Loss before provision for income taxes	(3,251,000)	(3,848,000)
Provision for income taxes	—	—
Net loss	$(3,251,000)	$(3,848,000)

Loss per share—basic and diluted	$(0.85)	$(1.25)
Weighted average common shares—basic and diluted	3,844,149	3,089,160

See accompanying notes to condensed consolidated financial statements.

Ener-Core, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(3,251,000)	$(3,848,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	127,000	132,000
Stock-based compensation	270,000	376,000
(Gain) on revaluation of derivative liabilities	—	(835,000)
Amortization of debt discount and deferred financing fees	1,409,000	770,000
Expense related to modification of convertible debt	—	1,429,000
Loss on debt conversions	53,000	—
Loss on asset disposal	14,000	—
Changes in assets and liabilities:
Accounts and other receivables	(44,000)	—
Prepaid expenses and other current assets	57,000	(178,000)
Inventory	(162,000)	(509,000)
Restricted cash	—	(375,000)
Deferred revenues	46,000	375,000
Deposits	5,000	—
Accounts payable and other current liabilities	189,000	748,000
Cash from operating activities	$(1,287,000)	$(1,915,000)
Cash flows from investing activities:
Purchases of property and equipment	(1,000)	(514,000)
Proceeds from sale of assets	11,000	—
Net cash from investing activities	$10,000	$(514,000)

Cash flows from financing activities:
Repayment of capital leases payable	(3,000)	(6,000)
Cash from financing activities	$(3,000)	$(6,000)
Decrease in cash and cash equivalents	(1,280,000)	(2,435,000)
Cash and cash equivalents at beginning of period	1,310,000	2,605,000
Cash and cash equivalents at end of period	$30,000	$170,000

See accompanying notes to condensed consolidated financial statements.

Ener-Core, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$214,000	$214,000
Supplemental disclosure of non-cash activities:
Debt discount and derivative liabilities recorded upon issuance of warrants	$—	$148,000
Debt discount and derivative liabilities recorded for amendments of notes	$—	$1,497,000
Conversion of senior convertible notes into common shares	$60,000	$—
Debt discount recorded upon issuance of warrants	$73,000	$—

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

Our proprietary and patented Power Oxidation technology is designed to create greater industrial efficiencies by providing the opportunity to convert low-quality organic waste gases generated from industrial processes into usable on-site energy, therefore decreasing both operating costs and significantly reducing environmentally harmful gaseous emissions. We design, develop, license, manufacture and market our Power Oxidizers, which, when bundled with an electricity generating turbine in the 250 kilowatt, or kW, and 2 megawatt, or MW, sizes, are called Powerstations. We currently partner and are pursuing partnerships with large established manufacturers to integrate our Power Oxidizer with their gas turbines, with the goal to open substantial new opportunities for our partners to market these modified gas turbines to industries for which traditional power generation technologies previously were not technically feasible. We currently manufacture our Powerstations in the 250 kW size and manufactured the Power Oxidizer for the 2 MW size for the initial two units sold. Beginning in 2017, pursuant to the CMLA (as defined below), our 2 MW partner, Dresser-Rand a.s., a subsidiary of Dresser-Rand Group Inc., a Siemens company, or Dresser-Rand, will manufacture the 2 MW Power Oxidizers under a manufacturing license and will pay us a non-refundable license fee for each unit manufactured by Dresser-Rand.

On November 14, 2014, we entered into a commercial license agreement (“CLA”) with Dresser-Rand, pursuant to which we agreed to jointly develop a Powerstation that consisted of our Power Oxidizer integrated with a Dresser-Rand KG2 turbine rated up to 2 MW of power output. The CLA granted Dresser-Rand the right to market and sell the Dresser-Rand KG2-3GEF 2 MW gas turbine coupled with our Power Oxidizer. In June 2016, we executed a contract manufacturing and commercial licensing agreement (the “CMLA”) with Dresser-Rand, which both companies intended would supersede and replace the CLA. In April 2017, we amended the terms of the CMLA to make the CMLA effective as of January 1, 2017, at which time it superseded and replaced the CLA. The first two systems sold to Dresser-Rand pursuant to the CLA were shipped to a Stockton, California biorefinery site owned Pacific Ethanol, Inc. in the fourth quarter of 2016. Under the CMLA, KG2 manufacturing will transition to Dresser-Rand and each KG2 unit sold will generate for us a non-refundable license fee.

We sell our EC250 product directly and through distributors in two countries, the United States and Netherlands.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Going Concern

Our condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. Since our inception, we have made a substantial investment in research and development to develop the Power Oxidizer, have successfully deployed an EC250 field test unit at the U.S. Army base at Fort Benning, Georgia, and installed and commissioned our first commercial unit in the Netherlands in the second quarter of 2014. In November 2014, we entered into the CLA to incorporate our Power Oxidizer into Dresser-Rand’s 1.75 MW turbine. In August 2015, the CLA became a mutually binding agreement due to the satisfaction of certain binding conditions contained in the CLA. On June 29, 2016 we entered into the CMLA with Dresser-Rand, which both companies intended would supersede and replace the CLA. In April 2017, we amended the terms of the CMLA to make the CMLA effective as of January 1, 2017, at which time it superseded and replaced the CLA.

We have sustained recurring net losses and negative cash flows since inception and have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. Despite capital raises of $2.5 million in December 2015, $3.0 million in April 2016, $1.25 million in September 2016, and $3.4 million in December 2016, we expect to require additional sources of capital to support our growth initiatives. We must secure additional funding to continue as a going concern and execute our business plan.

Through the end of 2015, our product sales were limited to initial system sales that were not profitable and required additional cash in excess of expected cash receipts. In addition, we incurred significant development and administrative expenses in order to develop our products with little or no cash contribution from sales. Beginning in 2016 we began to focus on reduction of our operating costs payable in cash through headcount and overhead cost reductions and saw an increase in cash collections from customers from sales transactions that are expected to be cash flow positive. During 2015, we received no cash from license fees. In 2016, we received $1.1 million of cash from license fees and we expect to receive additional license fees in 2017 from the CMLA, including $1.2 million expected in the second quarter of 2017 and additional license payments upon receipt of firm purchase orders for licenses along with product sales receipts for 250kW unit sales.

Management’s plan is to obtain capital sufficient to meet our operating expenses by seeking additional equity and/or debt financing. The cash and cash equivalents balance (including restricted cash transferred to unrestricted cash in April 2017) on March 31, 2017 was approximately $0.1 million. In April 2017, the Company received a $1.2 million cash payment from a license partner for a pro forma March 31, 2017 cash balance of $1.3 million. During the first quarter of 2017 we continued our cost cutting measures by entering into a lease for a lower-cost headquarters facility, occupied in April 2017, and through additional headcount reductions. We expect that the $1.3 million of cash and cash equivalents (pro forma) as of March 31, 2017 and available to us in April 2017, combined with receipts on customer billings, will continue to fund our working capital needs, general corporate purposes, and related obligations into the third quarter of 2017 at our reduced spending levels. However, we expect to require significantly more cash for working capital and as financial security to support our growth initiatives.

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

The accompanying condensed consolidated financial statements do not give effect to any adjustments that might be necessary if we were unable to meet our obligations or continue operations as a going concern.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include our accounts and our wholly-owned subsidiary, Ener-Core Power, Inc.  All significant intercompany transactions and accounts have been eliminated in consolidation. All monetary amounts are rounded to the nearest $000, except certain per share amounts.

The accompanying financial statements have been prepared in accordance with GAAP.

Reclassifications

Certain amounts in the 2016 condensed consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications have no effect on previously reported net loss.

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

Foreign Currency Adjustments

Our functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Income statement accounts are translated at average rates for the year. At March 31, 2017 and December 31, 2016, we did not hold any foreign currency asset or liability amounts. Gains and losses resulting from foreign currency transactions are reported as other income in the period they occurred.

Concentrations of Credit Risk

Cash and Cash Equivalents

We maintain our non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation (“FDIC”) provides insurance coverage of up to $250,000. For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to these deposits. At March 31, 2017, we had $0 in excess of the FDIC limit.

We consider all highly liquid investments available for current use with an initial maturity of three months or less and are not restricted to be cash equivalents. We invest our cash in short-term money market accounts.

Restricted Cash

Collateral Account

Under a credit card processing agreement with a financial institution that was entered in 2013, we are required to maintain funds on deposit with the financial institution as collateral. The amount of the deposit, which is at the discretion of the financial institution, was $50,000 on March 31, 2017 and December 31, 2016.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for international customers are supported by guarantees or letters of credit. For those customers to whom we extend credit, we perform periodic evaluations of them and maintain allowances for potential credit losses as deemed necessary. We generally do not require collateral to secure accounts receivable. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2017, two customers accounted for approximately 95% of our accounts receivable.

Accounts Payable

As of March 31, 2017 and December 31, 2016, one and eight vendors, respectively, collectively accounted for approximately 17% and 50% of our total accounts payable.

Inventory

Inventory, which consists of raw materials, is stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method. At each balance sheet date, we evaluate our ending inventory for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. At March 31, 2017 and December 31, 2016, we did not have a reserve for slow-moving or obsolete inventory.

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to ten years. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed. At the time property and equipment are retired or otherwise disposed of, the cost and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are reflected in the condensed consolidated statements of operations.

Deposits

Deposits primarily consist of amounts incurred or paid in advance of the receipt of fixed assets or are deposits for rent and insurance.

Accrued Warranties

Accrued warranties represent the estimated costs that will be incurred during the warranty period of our products. We make an estimate of expected costs that will be incurred by us during the warranty period and charge that expense to the condensed consolidated statement of operations at the date of sale. We also reevaluate the estimate at each balance sheet date and if the estimate is changed, the effect is reflected in the condensed consolidated statement of operations. We had no warranty accrual at December 31, 2016 or March 31, 2017. We expect that most terms for future warranties of our Powerstations and Oxidizers will be one to two years depending on the warranties provided and the products sold. Accrued warranties for expected expenditures within one year are classified as current liabilities and as non-current liabilities for expected expenditures for time periods beyond one year.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Intangible Assets

Our intangible assets represent intellectual property acquired during the reverse merger. We amortize our intangible assets with finite lives over their estimated useful lives.

Impairment of Long-Lived Assets

We account for our long-lived assets in accordance with the accounting standards which require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical carrying value of an asset may no longer be appropriate. We consider the carrying value of assets may not be recoverable based upon its review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of March 31, 2017 and December 31, 2016, we do not believe there have been any impairments of our long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products will continue, which could result in impairment of long-lived assets in the future.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, derivative liabilities, and capital lease liabilities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2017 and December 31, 2016. The carrying amounts of short-term financial instruments are reasonable estimates of their fair values due to their short-term nature or proximity to market rates for similar items.

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

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

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

  The Company issued warrants to purchase common stock and secured debt with a conversion feature in April and May 2015, September 2016 and December 2016. In December 2015, we amended the secured debt issued in April and May 2015 (the “2015 Senior Notes”) to add a conversion feature . The Company issued additional warrants to purchase common stock with price reset provisions in December 2015, February 2016 and March 2016. These embedded derivatives and warrants were evaluated under ASC topic 815-40. We determined that the conversion feature for the 2015 secured debt, the conversion feature for the September 2016 secured debt and the warrants issued with price reset provisions should be accounted for as derivative liabilities. In August 2016, all outstanding warrants that we previously determined should be accounted for as derivative liabilities were amended and we determined that, after giving effect to the amendments, we were no longer required to account for the warrants as derivative liabilities. In December 2016, we modified the terms of the September 2016 secured debt and determined that, after giving effect to the amendments, we were no longer required to account for the conversion features as derivative liabilities. We determined that the conversion features of the warrants issued in April and May 2015, September 2016 and December 2016 should not be accounted for as derivative liabilities. Warrants and the debt conversion features determined to be derivative liabilities were bifurcated from the debt host and were classified as liabilities on the condensed consolidated balance sheet. Warrants not determined to be derivative liabilities were recorded to debt discount and paid-in capital. We record the warrants and embedded derivative liabilities at fair value and adjust the carrying value of the warrants to purchase common stock and embedded derivatives to their estimated fair value at each reporting date with the increases or decreases in the fair value of such warrants and derivatives at each reporting date, recorded as a gain or (loss) in the condensed consolidated statements of operations. The warrants issued in 2015 that we no longer account for as derivative liabilities were recorded to debt discount with a corresponding entry to paid-in capital. The warrants that were amended in 2016 such that we were no longer required to account for them as derivative liabilities were marked to market immediately prior to the amendment and the fair value was reclassified on the amendment date from derivative liabilities to paid-in capital.

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

Revenues under long-term construction contracts are generally recognized using the completed-contract method of accounting. Long-term construction-type contracts for which reasonably dependable estimates cannot be made or for which inherent hazards make estimates difficult are accounted for under the completed-contract method. Revenues under the completed-contract method are recognized upon substantial completion—that is acceptance by the customer, compliance with performance specifications demonstrated in a factory acceptance test or a similar event. Accordingly, during the period of contract performance, billings and costs are accumulated on the balance sheet, but no profit or income is recorded before completion or substantial completion of the work. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimate of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. As of March 31, 2017 and December 31, 2016, we had a $600,000 provision for contract losses.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs were $582,000 and $934,000 for the three months ended March 31, 2017 and 2016, respectively.

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

In accordance with the accounting standards, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, we record the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as prepaid expense in our (condensed) consolidated balance sheets.

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

Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock assumed to be outstanding during the period of computation.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares had been issued and if the additional shares of common stock were dilutive.  Approximately 9.8 million and 2.8 million shares of common stock issuable upon full exercise of all options and warrants at March 31, 2017 and 2016, respectively and all shares potentially issuable in the future under the terms of the Secured Notes Payable for 2017 and Senior Notes Payable for 2016 were excluded from the computation of diluted loss per share due to the anti-dilutive effect on the net loss per share.

All share and per share amounts in the table below have been adjusted to reflect the 1-for-50 reverse split of our issued and outstanding common stock on July 8, 2016, retroactively.

	Three Months Ended March 31,
	2017	2016
	(unaudited)	(unaudited)

Net loss	$(3,251,000)	$(3,848,000)
Weighted average number of shares of common stock outstanding:
Basic and diluted	3,844,149	3,089,160
Net loss attributable to common stockholders per share:
Basic and diluted	$(0.85)	$(1.25)

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Comprehensive Income (Loss)

We have no items of other comprehensive income (loss) in any period presented. Therefore, net loss as presented in our condensed consolidated statements of operations equals comprehensive loss.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). In April 2016, the FASB issued Accounting Standards Update2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. ASU 2014-09, with additional guidance and clarification from ASU 2016-10, provides a framework for addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles. ASU 2016-10 provides additional guidance specific to licensing and royalty revenue recognition. ASU 2014-09 is effective beginning with the calendar year ended December 31, 2017. The Company adopted ASU 2014-09 and ASU 2016-10 effective as of January 1, 2017. There was no impact to the Company’s financial position, results of operations, or cash flows as a result of the adoption.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 requires that entities measure inventory at the lower of cost and net realizable value. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years and early application is permitted. The Company adopted ASU 2015-11 effective as of January 1, 2017. There was no impact to the Company’s financial position, results of operations, or cash flows as a result of the adoption.

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

Note 3—Inventory

Inventory primarily consists of Powerstation parts used as raw materials for the Company’s EC250 and KG2 orders. Work-in-progress inventory consists of Powerstation parts and employee and contract labor assembly costs for Powerstation sub-assemblies. Sub-assemblies and parts are typically shipped to end customer locations and assembled on-site. Completed Powerstations awaiting final installation and commissioning would be carried as finished goods. There was no finished goods inventory at either March 31, 2017 or December 31, 2016. Inventories consist of:

	March 31, 2017	December 31, 2016
Raw material and spare parts	$1,106,000	$990,000
Work-in-progress	1,878,000	1,774,000
Total	$2,984,000	$2,764,000

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Note 4—Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2017 (unaudited)	December 31, 2016
Prepaid rent	$22,000	$52,000
Prepaid insurance	48,000	43,000
Prepaid other	62,000	96,000
Prepaid professional fees	3,000	1,000
Current portion – deferred financing fees for letter of credit	52,000	110,000
Total	$187,000	$302,000

Note 5—Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31, 2017 (unaudited)	December 31, 2016
Machinery and equipment	$4,378,000	$4,377,000
Office furniture and fixtures	217,000	217,000
Computer equipment and software	176,000	176,000
Total cost	4,771,000	4,770,000
Less accumulated depreciation	(1,650,000)	(1,523,000)
Net	$3,121,000	$3,247,000

Assets recorded under capital leases and included in property and equipment in our balance sheets consist of the following:

	March 31, 2017 (unaudited)	December 31, 2016
Machinery and equipment	$27,000	$27,000
Computer equipment and software	59,000	59,000
Total assets under capital lease	86,000	86,000
Less accumulated amortization	(74,000)	(71,000)
Net assets under capital lease	$12,000	$15,000

Depreciation expense for the three months ended March 31, 2017 and 2016 consisted of the following:

	Three Months Ended March 31,
	2017	2016
	(unaudited)	(unaudited)
Research and development	$100,000	$100,000
General and administrative	27,000	29,000
	$127,000	$129,000

Amortization of assets under capital lease was $3,000 and $6,000 for the three months ended March 31, 2017 and 2016, respectively.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Note 6—Accrued Expenses

Accrued expenses consisted of the following;

	March 31, 2017 (unaudited)	December 31, 2016

Accrued professional fees	$100,000	$138,000
Accrued vacation & paid time off	353,000	346,000
Accrued severance	70,000	-
Accrued claims—contract license agreement	124,000	124,000
Accrued board of directors’ fees	180,000	40,000
Accrued interest	107,000	29,000
Accrued other	102,000	20,000
Total accrued expenses	$1,036,000	$697,000

Note 7—Deferred Revenues and Customer Advances

Deferred revenues and customer advances consist of balances billed on existing customer contracts for which the revenue cycle is not complete. Customer advances on equipment sales represent down payments and progress payments under the terms and conditions of equipment sales of our Power Oxidizer and Powerstation units. Prepaid license fees represent payments of license fees by Dresser-Rand and received in September 2016 but for which right of return existed as of March 31, 2017. Deferred revenues and customer advances consisted of the following:

	March 31, 2017 (unaudited)	December 31, 2016

Customer advances on equipment sales	$2,818,000	$2,776,000
Prepaid license fees	1,104,000	1,100,000
Total deferred revenues and customer advances	$3,922,000	$3,876,000

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Note 8—Convertible Senior Notes Payable

Convertible Senior Notes payable consisted of the following as of March 31, 2017:

	Principal	Debt Discount	Offering Costs	Net Total
Balance, December 31, 2016	$9,191,000	$(8,152,000)	$(409,000)	$630,000
Amortization of Debt Discount and Offering Costs	—	1,017,000	51,000	1,068,000
Conversion into common shares	(60,000)	50,000	3,000	(7,000)
Balance, March 31, 2017	9,131,000	(7,085,000)	(355,000)	1,691,000
Less: Current Portion	—	—	—	—
Long Term Portion	$9,131,000	$(7,085,000)	$(355,000)	$1,691,000

In the fourth quarter of 2016, the Company entered into a securities purchase agreement pursuant to which it issued a new series of convertible senior secured notes (collectively the “2016 Senior Notes”) and related warrants, and entered into amendment agreements related to its 2015 Senior Notes and the convertible unsecured promissory notes of the Company issued in September 2016 (the “Convertible Unsecured Notes”), as described in Note 9 below. The Company issued and sold new 2016 Senior Notes with a face value of $3,747,000 and an original issue discount of $375,000 for gross cash proceeds of $3,372,000. Additionally, the Company amended and restated the 2015 Senior Notes, the aggregate principal amount of which was $5,000,000 prior to such amendment and restatement. Upon the amendment and restatement of the 2015 Senior Notes, the face value of such 2015 Senior Notes was $5,556,000 with an original issue discount of $556,000. The Company refers to the 2016 Senior Notes and the amended and restated 2015 Senior Notes, collectively, as the “Senior Notes”. The Senior Notes are fully secured by all assets of the Company and the Company’s subsidiaries. The Senior Notes are convertible at a price per share of $2.50, which is adjustable upon a Company stock split, reverse split, or common share dividend. In conjunction with the issuance and/or amendment and restatement, as applicable, of the aggregate face value of $9,302,000 of the Senior Notes, the Company issued five-year warrants to purchase up to 3,720,839 shares of the Company’s common stock at $3.00 per share, which were valued using Black-Scholes option pricing model at $6,003,000. We allocated the fair value of these warrants and the conversion feature of the Senior Notes to debt discount as follows: $3,495,000 allocated to detachable warrants and $4,133,000 allocated to the conversion feature. We recorded an additional debt discount of $930,000 for the original issue discount, resulting in a debt discount recorded at issuance of $8,558,000. We will amortize this discount to interest expense over the expected remaining life of the Senior Notes, which mature on December 31, 2018.

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

The Senior Notes contain a provision that prevents the Company from entering into or becoming party to a Fundamental Transaction (as defined in the Senior Notes) unless the Company’s successor entity assumes all of the Company’s obligations under the Senior Notes and the related transaction documents (the “Transaction Documents”) pursuant to written agreements in form and substance satisfactory to at least a certain number of holders of the Senior Notes.

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

During the three months ended March 31, 2017, two holders of Senior Notes converted $60,000 of principal into 24,000 shares of the Company’s common stock. As a result of these conversions, the Company incurred a loss of $53,000, representing the unamortized debt discount and deferred financing fees.

Note 9—Convertible Unsecured Notes

Convertible Unsecured Notes payable consisted of the following as of March 31, 2017:

	Notes	Debt Discount	Offering Costs	Net Total
December 31, 2016 Balance	$1,250,000	$(666,000)	$(30,000)	$554,000
Amortization of debt discount and deferred financing costs	—	271,000	11,000	282,000
Issuance of additional warrants		(73,000)	—	(73,000)
Ending balance—March 31, 2017	1,250,000	(468,000)	(19,000)	763,000

Less: Current Portion	$(1,250,000)	$468,000	$19,000	$(763,000)
Long Term Portion	$—	$—	$—	$—

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

On September 1, 2016, we entered into a securities purchase agreement and related notes and warrants pursuant to which we issued the Convertible Unsecured Notes and detachable five-year warrants to purchase an aggregate of 124,999 shares of the Company’s common stock at an exercise price of $4.00 per share (the “September 2016 Financing”). The Company received total gross proceeds of $1,250,000, less transaction expenses of $45,000 consisting of legal costs for net proceeds of $1,205,000. We recorded a discount of $553,000 on the date of issuance representing the fair value of the warrants issued and the value of the beneficial conversion feature on the date of issuance. In the fourth quarter of 2016, we increase our debt discount recorded by $335,000, consisting of $305,000 recorded for the issuance of additional warrants at fair value of $305,000 and $30,000 for the difference in fair value for warrants repriced from $4.00 per share to $3.00 per share.

The Convertible Unsecured Notes bear interest at a rate of 12% per annum and mature on September 1, 2017; provided, however, that the Company may not prepay any portion of the outstanding principal and accrued and unpaid interest under the Convertible Unsecured Notes so long as any of the Senior Notes remain outstanding and in no event will the maturity date of such Convertible Unsecured Notes be earlier than at least ninety-one (91) days after the maturity date under the Senior Notes. The Convertible Unsecured Notes are subordinate to the Senior Notes described in Note 8. The Convertible Unsecured Notes were initially convertible at the option of the holder into common stock at a conversion price of $4.31 per share and will automatically convert into shares of common stock in the event of a conversion of at least 50% of the then outstanding (i) principal, (ii) accrued and unpaid interest with respect to such principal and (iii) accrued and unpaid late charges, if any, with respect to such principal and interest, under the Senior Notes. In connection with the issuance of the 2016 Senior Notes and amendment and restatement of the 2015 Senior Notes, the conversion price was reduced to $2.50 per share. The Convertible Unsecured Notes also contain a blocker provision that prevents the Company from effecting a conversion in the event that the holder, together with certain affiliated parties, would beneficially own in excess of 9.99% of the shares of common stock outstanding immediately after giving effect to such conversion. At any time after the issuance date of the Convertible Unsecured Notes, the Company may, at its option, redeem all or any portion of the then outstanding principal and accrued and unpaid interest with respect to such principal (the “Company Optional Redemption Amount”), at 100% of such aggregate amount; provided, however, that the Company may not redeem all or any portion of the Company Optional Redemption Amount so long as any of the Senior Notes remain outstanding without the prior written consent of the collateral agent with respect to such Senior Notes and certain investors holding the requisite number of conversion shares and warrant shares underlying the Senior Notes and April and May 2015 Warrants.

The securities purchase agreement for the Convertible Unsecured Notes called for the issuance of additional five-year warrants to purchase an aggregate of 62,500 shares at an exercise price of $4.00 per share on each of the 61st, 91st, 121st and 151st days after the closing of the September 2016 Financing, or, in each case, an Additional Warrant Date, but only in the event the Company not consummated a further financing consisting of the issuance of common stock and warrants for aggregate gross proceeds of at least $3,000,000 prior to such respective Additional Warrant Date. As of January 30, 2017, the Company had not consummated a further financing and, as a result, issued warrants to purchase an aggregate of 250,000 shares of the Company’s common stock, consisting of the issuance of an aggregate of 62,500 shares of the Company’s common stock on each of November 1, 2016, December 1, 2016, December 31, 2016 and January 30, 2017. The Company valued the 62,500 warrants issued in the first quarter of 2017 using the Black-Scholes Option pricing model at $73,000 and recorded an additional discount on the date of issuance. The Company evaluated the accounting of the additional detachable warrants and determined that the warrants should not be accounted for as derivative liabilities.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

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

Inputs used in measuring fair value are prioritized into a three-level hierarchy based on whether the inputs to those measurements are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. The fair-value hierarchy requires the use of observable market data when available and consists of the following levels:

●	Level 1—Quoted prices for identical instruments in active markets;

●	Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets; and

●	Level 3—Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The following tables present information on the Company’s financial instruments:

At December 31, 2016

	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents, including restricted cash	$1,360,000	$1,360,000	$—	$—
Derivative liabilities—warrants	$—	$—	$—	$—
Embedded note conversion feature	$—	$—	$—	$—

At March 31, 2017

	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents, including restricted cash	$80,000	$80,000	$—	$—
Derivative liabilities—warrants	$—	$—	$—	$—
Embedded note conversion feature	$—	$—	$—	$—

Note 11—Capital Leases Payable

Capital Leases Payable

Capital leases payable consisted of the following:

	March 31, 2017 (unaudited)	December 31, 2016

Capital lease payable to De Lange Landon secured by forklift, 10.0% interest, due on October 1, 2018, monthly payment of $452.	$8,000	$10,000
Capital lease payable to Dell Computers secured by computer equipment, 15.09% interest, due on November 22, 2017, monthly payment of $394.	3,000	4,000
Total capital leases	$11,000	$14,000
Less: current portion	(4,000)	(10,000)
Long-term portion of capital leases	$7,000	$4,000

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of March 31, 2017, are as follows:

	Year Ending December 31,	Amount
	2017	$7,000
	2018	5,000
Net minimum lease payments		$12,000
Less: Amount representing interest		(1,000)
Less: Taxes		-
Present value of net minimum lease payments		$11,000
Less: Current maturities of capital lease payables		(7,000)
Long-term capital lease payables		$4,000

Note 12—Equity

During the three months ended March 31, 2017 holders of our Senior Notes converted $60,000 of Senior Notes principal into 24,000 shares of the Company’s common stock.

Note 13—Stock Options and Warrants

Stock Options

On July 1, 2013, the Company’s board of directors adopted and approved the 2013 Equity Incentive Plan (the “2013 Plan”) and amended the 2013 Plan on March 24, 2015 to increase the number of shares available for issuance. The 2013 Plan previously authorized us to grant non-qualified stock options and restricted stock purchase rights to purchase up to 420,000 shares of the Company’s common stock to employees (including officers) and other service providers. With the approval of the 2015 Plan, described below, as of August 29, 2015, no shares of common stock were available for issuance under the 2013 Plan, other than pursuant to previously issued options.

On July 15, 2015, the Company’s board of directors approved the 2015 Omnibus Incentive Plan (the “2015 Plan”), which was approved by the Company’s stockholders on August 28, 2015. Upon adoption, the 2015 Plan authorized us to grant up to 300,000 shares of the Company’s common stock and replaced the 2013 Equity Incentive Plan. As a result of the approval of the 2015 Plan, no additional grants will be made under the 2013 Plan. On August 22, 2016, the Company’s board of directors approved an amendment to the 2015 Plan to increase the total authorized pool available under the 2015 Plan to 600,000 shares of the Company’s common stock, subject to automatic increase for any shares subject to outstanding awards under the 2013 Plan that are subsequently canceled or expire. The Company’s stockholders approved the foregoing amendment on September 26, 2016. As of March 31, 2017, 594,000 shares of the Company’s common stock were available for issuance under the 2015 Plan.

The 2015 Plan permits the granting of any or all of the following types of awards: incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards, and performance awards payable in a combination of cash and company shares. As of March 31, 2017, the Company had issued options to purchase an aggregate of 6,000 shares of the Company’s common stock.

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

At March 31, 2017, total unrecognized deferred stock compensation expected to be recognized over the remaining weighted-average vesting periods of 0.3 years for outstanding grants was $0.4 million.

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

Stock-based award activity was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Balance, December 31, 2016	273,550	$13.70	5.02	$—
Forfeited during 2017	(16,303)	15.93	—	—
Balance, March 31, 2017	257,247	$13.76	4.66	$—
Exercisable on March 31, 2017	206,467	$14.75	4.14	$—

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

The options granted have a contract term ranging between three and ten years. Options granted typically vest over a four-year period, with 25% vesting after one year and the remainder ratably over the remaining three years.

Of the Company’s outstanding options, options to purchase 251,248 shares of the Company’s common stock were outstanding and options to purchase 206,467 shares of the Company’s common stock were exercisable under the 2013 Plan and options to purchase 6,000 shares of the Company’s common stock were outstanding with none exercisable under the 2015 Plan on March 31, 2017.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2017:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Exercise	of	Contractual	Exercise	of	Exercise
Prices	Shares	Life	Price	Shares	Price
		(In years)
$0–$10.00	96,251	6.38	$7.74	57,423	$7.69
$10.01–$15.00	30,751	6.58	$12.64	21,605	$12.50
$15.01–$20.00	112,089	2.77	$17.68	109,740	$17.50
$20.01–$25.00	18,156	3.90	$23.34	17,699	$23.37
	257,247	4.66	$13.76	206,467	$14.75

Stock based compensation expense consisted of the following:

	Three Months Ended March 31,
	2017	2016
	(unaudited)	(unaudited)

Research and development	$169,000	$161,000
General and administrative	101,000	215,000
	$270,000	$376,000

Warrants

From time to time, we issue warrants to purchase shares of our common stock to investors, note holders and to non-employees for services rendered or to be rendered in the future. The following table represents the activity for warrants outstanding, exchanged, and issued for the three months ended March 31, 2017.

Balance outstanding at December 31, 2016	5,358,881	$3.77
Issued for Convertible Unsecured Notes	62,500	3.00
Balance outstanding at March 31, 2017	5,421,381	$3.76

All warrants were exercisable at March 31, 2017, the weighted average exercise price per share was $3.76 and the weighted average remaining life was 4.40 years. The warrants outstanding as of March 31, 2017 had no intrinsic value.

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

Warrants outstanding as of March 31, 2017 consist of:

	Issue Date	Expiry Date	Number of Warrants	Exercise Price per Share
2013 Services Warrants—July	Jul-13	Jul-18	9,494	$37.50
2013 Services Warrants—August	Aug-13	Aug-18	729	37.50
2013 Services Warrants—November	Nov-13	Nov-18	2,400	50.00
2014 Services Warrants—April(1)	Apr-14	Apr-19	13,657	39.00
2014 Services Warrants—September(2)	Aug-14	Aug-19	16,000	25.00
2014 PIPE Warrants—September(3)	Sept-14	Sept-18	26,500	25.00
2014 Services Warrants—November(4)	Nov-14	Nov-18	6,500	25.00
2014 Settlement Warrants—December(5)	Dec-14	Dec-19	38,464	25.00
2015 Senior Notes Warrants(6)(14)	Apr/May-15	Apr/May-20	219,785	3.00
2015 Services Warrants—May(7)	May-15	May-20	5,514	12.50
2015 LOC Guarantee Warrants—November(8)	Nov-15	Nov-20	74,000	15.00
2015 Debt Amendment Warrants—December(9)(15)	Dec-15	Dec-20	50,000	3.00
2015 PIPE Warrants—December(10)(15)	Dec-15	Dec-20	312,500	4.00
2016 Debt Amendment Warrants—February(11)(15)	Feb-16	Feb-21	50,000	3.00
2016 Debt Amendment Warrants—March(12)(15)	Mar-16	Mar-21	500,000	3.00
2016 Unsecured Debt Warrants (13)	Sep-16–Jan-17	Sep-21–Jan-22	374,499	3.00
2016 Senior Notes Warrants	Dec-16	Dec-21	3,720,839	3.00
Warrants outstanding and exercisable at March 31, 2017			5,421,381	$3.76

(1)	The 2014 Services Warrants—April were issued for fees incurred in conjunction with the issuance of convertible notes in 2014. The warrants were valued on the issuance date at $11.50 per share in conjunction with the valuation approach used for the initial valuation of the warrants issued in connection with the convertible notes issued in 2014.

(2)	The 2014 Services Warrants—September were issued to a consultant in exchange for advisory services with no readily available fair value. The warrants were originally issued at an exercise price of $39.00 per share and had a one-time price reset provision to the exercise price of the warrants issued to investors in the convertible notes offering in April 2014 if the exercise price of such convertible notes warrants changed prior to September 30, 2014. On September 22, 2014, the exercise price was changed to $25.00 per share. There are no further exercise price changes for this warrant series. The warrants were valued using the Black-Scholes option pricing model at $131,000 on the issuance date with an additional $6,000 recorded to expense on September 22, 2014 to reflect the change in fair value resulting from the exercise price change.

(3)	On September 22, 2014, the Company issued warrants to purchase up to 26,500 shares of common stock with an exercise price of $25.00 per share in conjunction with placement agent services for the Company’s September 2014 private equity placement. The warrants were valued using the Black-Scholes option pricing model at $296,000 on the issuance date.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

(4)	On November 26, 2014, the Company issued warrants to purchase up to 6,500 shares of common stock with an exercise price of $25.00 per share for compensation for investor relations services provided. The warrants were valued using the Black-Scholes option pricing model at $43,000 on the issuance date.

(5)	On December 1, 2014, the Company issued warrants to purchase up to 19,232 shares of common stock with an exercise price of $39.00 per share and on December 15, 2014 issued warrants to purchase up to 19,232 shares of common stock with an exercise price of $25.00 per share to settle potential legal disputes resulting from claims made by the investors in the November 2013 private equity placement. The warrants issued on December 1, 2014 were issued concurrent with the issuance of 8,462 shares of the Company’s common stock in partial settlement of the potential legal disputes arising from claims by two investors. The Company settled all remaining potential legal disputes with all of the remaining investors in the November 2013 private placement on December 15, 2014 by issuing the second tranche of warrants and setting the exercise price of each warrant series issued at $25.00 with no further reset provisions. The combined issuance of the warrants and expense resulting from any price changes were valued using the Black-Scholes option pricing model at $246,000 and expensed to general and administrative expense.

(6)	On April 23, 2015, the Company issued warrants to purchase up to 136,267 shares of common stock and on May 7, 2015, the Company issued warrants to purchase up to 83,518 shares of common stock, each with an exercise price of $12.50 per share in conjunction with the 2015 Senior Notes described in Note 9. The warrants were valued using the Black-Scholes option pricing model at $2,139,000 on the issuance date. On August 24, 2016, the exercise price of the warrants was reduced to $4.00 per share. Concurrent with the issuance of the 2016 Senior Notes, the exercise price of the warrants was further reduced to $3.00 per share.

(7)	On May 1, 2015, the Company issued warrants to purchase up to 5,514 shares of common stock with an exercise price of $12.50 per share in conjunction with placement agent services for the Company’s May 2015 private equity placement. The warrants were valued using the Black-Scholes option pricing model at $56,000 on the issuance date.

(8)	On November 2, 2015, the Company issued warrants to purchase up to 74,000 shares of common stock with an exercise price of $15.00 per share in conjunction with the Letter of Credit described in Note 17. The warrants were valued using the Black-Scholes option pricing model at $246,000 on the issuance date. The warrants are exercisable beginning on November 1, 2016.

(9)	On December 30, 2015, the Company issued warrants to purchase up to 50,000 shares of common stock with an initial exercise price of $12.50 per share in conjunction with the amendment of the 2015 Senior Notes in December 2015, as described in Note 9 above. On March 31, 2016, concurrent with the issuance of the March 2016 Warrants, the exercise price was reduced to $5.00 per share. On August 24, 2016, the exercise price of the warrants was reduced to $4.00 per share. Concurrent with the issuance of the 2016 Senior Notes, the exercise price of the warrants was further reduced to $3.00 per share.

(10)	On December 31, 2015, the Company issued warrants to purchase up to 312,500 shares of common stock with an initial exercise price of $5.00 per share in conjunction with the December private equity placement (the “December PIPE”). The warrants initially provided that if, prior to the earlier of June 30, 2016 or thirty days after the date on which the December PIPE shares and underlying warrants are registered for resale, the Company issued common share derivative securities at a price per share less than $5.00 per share, the Company was obligated to reduce the exercise price of the December PIPE warrants to a price per share equal to the newly issued shares or derivative common stock securities. This price protection clause expired on June 30, 2016. On August 24, 2016, the exercise price of the warrants was reduced to $4.00 per share. Concurrent with the issuance of the 2016 Senior Notes the exercise price of the warrants was further reduced to $3.00 per share.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

(11)	On February 2, 2016, the Company issued warrants to purchase up to 50,000 shares of common stock with an initial exercise price of $12.50 per share in conjunction with the amendment of the 2015 Senior Notes in December 2015, as described in Note 9 above. The warrants were valued using the Black-Scholes option pricing model at $148,000 on the issuance date and were recorded as a derivative liability and additional debt discount. The warrants provided that, in the event that the Company issued additional common stock derivative securities at a price per share less than the exercise price, the Company was obligated to reduce the exercise price of the February 2016 Warrants to a price per share equal to the newly issued shares or derivative common stock securities. On March 31, 2016, concurrent with the issuance of the additional debt amendment warrants, the exercise price was reduced to $5.00 per share. This price protection clause expired on June 30, 2016. On August 24, 2016, the exercise price of the warrants was reduced to $4.00 per share. Concurrent with the issuance of the 2016 Senior Notes, the exercise price of the warrants was further reduced to $3.00 per share.

(12)	On March 31, 2016, the Company issued warrants to purchase up to 500,000 shares of common stock with an initial exercise price of $5.00 per share in conjunction with the amendment of the 2015 Senior Notes in December 2015, as described in Note 9 above. The warrants were valued using the Black-Scholes option pricing model at $1,497,000 on the issuance date and were recorded as a derivative liability and additional debt discount. The warrants provided that, in the event that the Company issued additional common stock derivative securities at a price per share less than the exercise price, the Company was obligated to reduce the exercise price of the March 2016 Warrants to a price per share equal to the newly issued shares or derivative common stock securities. This price protection clause expired on June 30, 2016. On August 24, 2016, the exercise price of the warrants was reduced to $4.00 per share. Concurrent with the issuance of the 2016 Senior Notes, the exercise price of the warrants was further reduced to $3.00 per share.

(13)	On September 1, 2016, the Company issued warrants to purchase up to 124,999 shares of common stock with an initial exercise price of $4.00 per share in conjunction with Unsecured Convertible Notes as described in Note 9 above. The warrants were valued using the Black-Scholes option pricing model at $271,000 on the issuance date and were recorded as additional debt discount. Between November 1, 2016 and December 31, 2016, the Company issued additional warrants to purchase up to 187,500 shares of common stock, as described above. The additional warrants were valued using the Black-Scholes option pricing model at $305,000 and were recorded as additional debt discount. Concurrent with the issuance of the 2016 Senior Notes, the exercise price of the warrants issued on November 1, 2016 was reduced to $3.00 per share. The warrants issued on December 1, 2016, December 31, 2016, and January 30, 2017 were issued with an initial exercise price of $3.00 per share. On January 30, 2017 the Company issued 62,500 warrants with an exercise price of $3.00 per share

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

Lease

We lease our office facility, research and development facility and equipment under operating leases, which for the most part, are renewable. The leases also provide that we pay insurance and taxes. Our primary operating lease expired on December 31, 2016 and we extended the lease for a three-month period ending March 31, 2017 at a reduced interim rate. We signed a new lease on February 2017 for a separate facility and moved into our new headquarters facilities in April 2017.

Through March 31, 2017, our headquarters was located at 9400 Toledo Way, Irvine, California 92618.  The property consisted of a mixed use commercial office, production, and warehouse facility of 32,649 square feet and expired December 31, 2016. We extended the lease at a reduced rate until March 31, 2017.  The monthly rent was $15,000 per month for the three months ended March 31, 2017. As of April 1, 2017, our headquarters are located at 8965 Research Drive, Irvine, California 92618 and consists of a mixed use commercial office of 4,960 square feet. From January through March 2017, our monthly rent was $15,000 for the Toledo Way property holdover and, from April 1, 2017, our monthly rent is $10,168 per month, with annual escalations on April 1, 2018 to $10,473 per month and on April 1, 2019 to $10,787 per month for the Research Drive property. The Toledo Way lease terminated on April 1, 2017 and the Research Drive property lease expires on March 31, 2020.

Future minimum rental payments under operating leases that have initial noncancelable lease terms in excess of one year as of March 31, 2017 are as follows:

Nine months ending December 31, 2017	$92,000
Year ending December 31, 2018	125,000
Year ending December 31, 2019	128,000
Year ending December 31, 2020	32,000
Total	$377,000

In addition, we lease space from the Regents of the University of California, Irvine, for the installation and demonstration of the EC250 equipment. The lease expired on January 1, 2015 and reverted to a month-to-month lease with a monthly payment of $7,780. The university will provide certain goods and services including certain research and development services.

Standby Letter of Credit

Pursuant to the terms of the CLA, the Company is required to provide a backstop security of $2.1 million to secure performance of certain obligations under the CLA (the “Backstop Security”). Effective November 2, 2015, the Company executed that certain Backstop Security Support Agreement (the “Support Agreement”), pursuant to which an investor agreed to provide the Company with financial and other assistance (including the provision of sufficient and adequate collateral) as necessary in order for the Company to obtain a $2.1 million letter of credit acceptable to Dresser-Rand as the Backstop Security and with an expiration date of June 30, 2017 (“Letter of Credit”). If the investor is required to make any payments on the Letter of Credit, subject to the terms of the Intercreditor Agreement (as defined below), the Company must reimburse the investor the full amount of any such payment. Such payment obligation is secured by a pledge of certain collateral of the Company pursuant to a Security Agreement dated November 2, 2015 (“Security Agreement”), and the security interest in favor of and the payment obligations to the investor are subject to the terms of that certain Subordination and Intercreditor Agreement executed concurrently with the Support Agreement and Security Agreement (the “Intercreditor Agreement”) by and among the investor, the Company and the collateral agent pursuant to the Senior Notes.

The term of the Company’s obligations under the Support Agreement (the “Term”) commenced on November 2, 2015, the issuance date of the Letter of Credit, and will terminate on the earliest of: (a) replacement of the Letter of Credit with an alternative Backstop Security in favor of Dresser-Rand, (b) Dresser-Rand eliminating the Backstop Security requirement under the CLA, or (c) the last day of the twenty-fourth calendar month following the commencement of the Term. In consideration of the investor’s support commitment, the Company paid the investor a one-time fee equal to 4% of the amount of the Letter of Credit and is obligated to pay a monthly fee equal to 1% of the amount of the Letter of Credit for the first twelve months. If the Support Agreement has not terminated after the initial twelve months, the Company will pay another one-time fee equal to 4% of the amount of the Letter of Credit, and a monthly fee equal to 2% of the amount of the Letter of Credit for up to another twelve months.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Concurrent with the execution of an amendment to the CMLA in April 2017, as described in Note 15 below, we and Dresser-Rand agreed to modify the requirements for our existing Backstop Security. As modified, we are required to maintain a $500,000 Backstop Security, reduced from $2.1 million, and the Backstop Security was extended from June 2017 to March 31, 2018.

Note 15—Subsequent Events

Amendment to CMLA

In April 2017, we executed an amendment to the CMLA with Dresser-Rand, pursuant to which Dresser-Rand paid a cash payment of $1.2 million in April 2017, which represents advance payments on license fees for KG2/PO units representing less than the required minimum number of licenses which would otherwise be required to maintain their exclusivity under the CMLA, as amended. In exchange for this payment, we have agreed to provide a total credit of $1,760,000 against future license payments associated for these KG2/PO units, consisting of a payment credit of $1,200,000 and an additional discount of $560,000.

The Amendment further settled certain expense claims made by each party and provided for a mutual release. Because of this claims settlement, the Company accrued $124,000 at March 31, 2017 and December 31, 2016. The payment of the claims accrual is to be made in advance of certain future license fee payments payable from Dresser-Rand to the Company, expected during 2017.

Concurrent with the execution of the amendment to the CMLA in April 2017 and effective on April 19, 2017, we and Dresser-Rand agreed to modify the requirements for our existing Backstop Security, as described below.

Amendments to Backstop Security and Senior Notes

On April 27, 2017, we executed an amendment to the Support Agreement (the “BSSA Amendment”) with an individual investor (the “Guarantor”) to amend the terms of the Backstop Security and conform the terms of the Support Agreement and related Letter of Credit to the terms of the CMLA, as amended. The BSSA Amendment (i) reduces the security obligation underlying the Letter of Credit from $2.1 million to $500,000, consistent with the current terms of the CMLA, as amended, (ii) extends the term of the Backstop Security to March 31, 2018, (iii) reduces the related fee payable under the Support Agreement to 1% per month for the remainder of the term, (iv) provides that, in consideration of the Guarantor’s agreement to the BSSA Amendment, we agreed to amend and restate the warrant originally issued to the Guarantor in connection with the execution of the Support Agreement to reduce the exercise price per share of common stock to $3.00 and insert a beneficial ownership blocker provision at 4.99% (as amended and restated, the “Restated Warrant”), and (v) provides that, in further consideration of the Guarantor’s agreement to the BSSA Amendment, we agreed to issue the Guarantor an additional warrant (the “Warrant”) to purchase 41,000 shares of common stock at an exercise price of $3.00 per share, subject to a 4.99% beneficial ownership blocker.

In connection with the execution of the BSSA Amendment, on April 27, 2017, we and certain investors holding Senior Notes executed first amendments to such Senior Notes to revise the definition of “Backstop Agreement” to include any amendments, restatements, supplements or other modifications thereof, as may be permitted thereunder.

Warrants for Support Agreement

On April 27, 2017, in connection with the execution of the BSSA Amendment, we amended and restated the Restated Warrant and issued the Warrant to the Guarantor. The Restated Warrant and the Warrant are exercisable for cash or by way of a cashless exercise and provide that the exercise price thereof will be adjusted upon the occurrence of certain events such as stock dividends, stock splits and other similar events. The Restated Warrant and Warrant include a blocker provision that prevents us from effecting any exercise in the event that the holder, together with certain affiliated parties, would beneficially own in excess of 4.99% of the shares of common stock outstanding immediately after giving effect to such exercise.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise indicated, the following discussion and analysis of our financial condition is as of March 31, 2017. Our results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Our Products and Value Proposition

We have developed a 250 kW Power Oxidizer that we integrate with a 250 kW gas turbine to produce 250 kW Powerstations. We have Powerstations currently in operation at a landfill site in the Netherlands and at the Irvine campus of the University of California, Irvine, and one additional Powerstation currently in the production phase expected to be installed at a landfill in southern California. We have also built a Power Oxidizer of a significantly larger size, capable of generating sufficient heat and airflow to power a KG2 turbine produced by Dresser-Rand. Together, the Power Oxidizer and KG2 turbine comprise a 2 MW KG2/PO unit. The initial unit was constructed in the first quarter of 2016 and was used in field tests during 2016 at a third party location in Southern California. We have sold two 2 MW KG2/PO units to Dresser-Rand, each of which was delivered to the Stockton, California biorefinery site owned by Pacific Ethanol in October 2016. In December 2016, we combined the 2 MW Power Oxidizers with KG2 turbines and installed the resulting KG2/PO units. Final commissioning has been delayed due to project changes outside of the scope of our deliverables under the larger project installation, although we expect final commissioning to occur in the second quarter of 2017. We believe this scaled-up version of our Power Oxidizer, once combined with the KG2 turbine, results in a Powerstation product that is better aligned with the scale of emissions (and energy requirements) observed at the industrial facilities that we believe stand to benefit most from this technology. As with the 250 kW Powerstation, the larger Powerstations are designed to provide an alternative to typical combustion-based power generation and enable industries to utilize their own waste gases to generate power.

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

Dresser-Rand 2 MW Integration

On November 14, 2014, we entered into a Commercial License Agreement, or, as amended, the CLA, with Dresser-Rand through our wholly-owned subsidiary, Ener-Core Power, Inc., which granted Dresser-Rand the right to market and sell the Dresser-Rand KG2-3GEF 2 MW gas turbine coupled with our Power Oxidizer, or a Combined System, and the exclusive right to commercialize our Power Oxidizer, within the 1–4 MW range of power capacity, bundled with the Dresser-Rand KG2 gas-turbine product line. Between November 14, 2014 and December 31, 2016, we integrated the equipment and conducted field tests on the initial Combined System, located in Corona, California. By April 2017, with the execution of the amendment of the CMLA, as described below, we had passed all required field tests on the initial Combined System and were required to conduct one additional field test on one of the two production systems located at the Stockton, California biorefinery site owned by Pacific Ethanol, Inc., or Pacific Ethanol, which we sold to Dresser-Rand and delivered to the installation site in Stockton in October 2016. In December 2016, we combined the 2 MW Power Oxidizers with KG2 turbines and installed the resulting Combined Systems. In April 2017, we conducted the remaining test on one of the Stockton Combined Systems and, in May 2017, provided the test results to Dresser-Rand for their review.

Dresser-Rand Commercial and Manufacturing Agreement

On June 29, 2016, we entered into a Commercial and Manufacturing License Agreement, or the CMLA, with Dresser-Rand, through our wholly-owned subsidiary, Ener-Core Power, Inc. In April 2017, we amended the terms of the CMLA to make the CMLA effective as of January 1, 2017, at which time it superseded and replaced the original CLA signed in 2014.

Under the CMLA, as amended, Dresser-Rand has a worldwide license to manufacture, market, commercialize and sell the Power Oxidizer as part of the Combined System within the 1 MW to 4 MW range of power capacity, or the License. Initially, the License will be exclusive, even as to us, and will remain exclusive for so long as Dresser-Rand sells a minimum of number of units of the Combined System in each sales threshold, or the Sales Threshold, over a predetermined Sales Threshold time period, subject to certain conditions and exceptions. The initial Sales Threshold shall begin on the earlier of the “Initial System Completion Date” or July 15, 2017 and will be fifteen months long. The Initial System Completion Date is the date at which the final operational field test is accepted by Dresser-Rand and is expected in the second quarter of 2017. Each subsequent Sales Threshold will be one year in length thereafter. If Dresser-Rand does not meet either the initial or any subsequent Sales Threshold, and the Sales Threshold is not otherwise waived, Dresser-Rand may maintain exclusivity of the License by making a true-up payment to us for each unit that is in deficit of the Sales Threshold, or a True-Up Payment; provided, however, that Dresser-Rand may not maintain an exclusive License by making a True-Up Payment for more than two consecutive sales threshold periods. In the event Dresser-Rand does not meet the Sales Threshold, does not qualify for a waiver and elects not to make the True-Up Payment, the License will convert to a nonexclusive License.

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

In April 2017, we executed an amendment to the CMLA with Dresser-Rand, pursuant to which Dresser-Rand paid us $1.2 million in cash in April 2017, which represents advance payments on license fees for KG2/PO units representing less than the required minimum number of licenses which would otherwise be required to maintain their exclusivity under the CMLA. In exchange for this payment, we have agreed to provide a total credit of $1,760,000 against future license payments associated for these KG2/PO units, consisting of a payment credit of $1,200,000 and an additional discount of $560,000.

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

Under the CLA, we were required to maintain a backstop security, or Backstop Security, in favor of Dresser-Rand in support of all products manufactured, supplied or otherwise provided by us during the period beginning on the execution date of the CLA, or the Execution Date, and continuing through the expiration of the warranty period for the Combined System units sold to customers as of the Execution Date. Concurrent with the execution of the amendment to the CMLA in April 2017, we and Dresser-Rand modified the Backstop Security requirement to reduce the initial Backstop Security and to not require future backstop securities for future sales. In April 2017, we reduced our existing Backstop Security from $2.1 million to $500,000, and the existing Backstop Security termination date was extended from June 2017 to March 31, 2018.

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

Commercial Sales Efforts

We are entering the CHP market, which is highly competitive and historically conservative in its acceptance of new technologies. To date, we have sold and delivered one 250 kW commercial Powerstation unit to the Netherlands and have sold one additional 250 kW Powerstation unit to a landfill site in Southern California, which is scheduled for delivery in 2017. We have also sold two 2 MW Power Oxidizers to Dresser-Rand, which were delivered to a Stockton, California biorefinery site owned by Pacific Ethanol in October 2016 and installed in December 2016, but which remain subject to acceptance conditions that were not met as of March 31, 2017. These three systems, combined with the Dresser-Rand license fees of $1.6 million, represent our $4.6 million order backlog as of May 12, 2017. To date, we have billed $4.2 million and collected $4.1 million of our existing backlog.

In May 2016, we received a conditional purchase order for four 250 kW Powerstations expected to be installed on a landfill site in Southern California and scheduled for delivery in late 2017. This order is valued at approximately $4.0 million and is subject to additional pre-sales engineering and permitting requirements. We continue to be involved in the pre-sales activity for this project and expect an ordering decision by the end of the third quarter of 2017.

In April 2017, we executed an amendment to the CMLA with Dresser-Rand, pursuant to which Dresser-Rand paid us $1.2 million in April 2017. This payment represents an advance payment on future license fees for KG2/PO units to be sold under the CMLA. We have not, as yet, received a purchase order for any system subject to this license fee advance. As such, we do not consider the $1.2 million advance to be backlog as of May 12, 2017.

Dresser-Rand Initial Commercial Activity

In January 2015, Pacific Ethanol announced the first sale of the new KG2-3GEF/PO unit, which placed a two unit order with Dresser-Rand. Pursuant to the terms of the CLA, we began working on the initial phase of these two systems immediately after the announcement of the order received by Dresser-Rand from Pacific Ethanol. In August 2015, we received a binding purchase order from Dresser-Rand for two KG2/PO Power Oxidizer units rated for 1.75 MW for a total purchase price of $2.1 million, subsequently changed to $2.0 million by mutual agreement. We received the entire $2.0 million purchase price in the fourth quarter of 2015 after we satisfied the Dresser-Rand performance security requirement in November 2015. In September 2016, we secured the release of the license fees payable from Dresser-Rand, which had previously been placed in an escrow account and which were contingent upon satisfaction of the “Full-Scale Acceptance Test,” or FSAT, a technical milestone under the CLA that included a multitude of tests using a full, working Combined System. We received $1.1 million in cash, representing the $1.6 million license fee net of $500,000 paid to Dresser-Rand for engineering services. We have not recognized the license fees as revenues as of March 31, 2017, since the FSAT under the CLA, which was incorporated into the CMLA, as amended, was not completed as of March 31, 2017.

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

During 2016, our commercial sales and marketing focus was to work with the domestic and international sales and marketing teams from Dresser-Rand to facilitate additional KG2/PO unit sales in order to drive Power Oxidizer sales. While we expect to close multiple KG2/PO opportunities in 2017, some of our potential orders for KG2/PO units require the successful completion of the FSAT procedures and the initial system commissioning, which we expect to occur in the second quarter of 2017. In parallel, our existing internal sales team has continued to advance commercial opportunities and enter new industrial markets with our EC250 product. We have also expanded our understanding of our greater, integrated Powerstation solution and are working towards value-added partnership relationships with key providers of products which can use our ultra-low emissions heat. We also intend to sell the Combined System, a full working KG2/PO unit described above, upon completion of the FSAT procedures. Several parties have expressed interest and we view the possible sale of the Combined System as a potential cash recovery later in 2017.

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

Operating Expense Reduction

Beginning in the first quarter of 2016, we evaluated our cash spending, including the costs incurred with our withdrawn underwritten public offering. Beginning in the second quarter of 2016, we identified and implemented cost reductions, primarily the reduction of employee and consulting headcount and professional services, and we implemented additional cost reductions later in 2016 and into early 2017. During the three months ended March 31, 2017, we reduced our headcount and recorded $100,000 of severance charges. We also downsized our office and manufacturing facilities and eliminated additional consultants. Our goal for 2017 is to bring our cash operating expenses (operating expenses excluding stock compensation and depreciation) to below $1.0 million per quarter on a recurring basis and to receive payments from customers and licensors which will offset, in part, our research and development spending and further reduce our cash burn. For the three months ended March 31, 2017, the following table reconciles our operating expenses to this target:

Three Months Ended March 31, 2017 (unaudited)

Operating Expenses	$1,613,000
Less:
Stock based compensation	(270,000)
Depreciation and amortization	(127,000)
Cash basis operating expenses	$1,246,000

Included in operating expenses for the three months ended March 31, 2017 are $100,000 of severance-related expenses, $30,000 of employee headcount expenses incurred prior to our 2017 staff reductions, and $116,000 of non-recurring consulting expenses and legal expenses primarily associated with the negotiation of the amendment to the CMLA with Dresser-Rand. We further expect that our rent expense will decrease by approximately $35,000 per quarter for the remainder of 2017. Not included in operating expenses for the three months ended March 31, 2017 is $65,000 in recurring employee-related expenses that were capitalized into inventory for the Pacific Ethanol commissioning work.

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

We were originally incorporated on April 29, 2010 in Nevada under the name Inventtech, Inc. On April 16, 2013, we entered into a merger agreement with Ener-Core Power, Inc. and a wholly-owned merger sub, pursuant to which the merger sub merged with and into Ener-Core Power, Inc., with Ener-Core Power, Inc. as the surviving entity. Prior to the merger, we were a public reporting “shell company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. On May 6, 2013, the pre-merger public shell company effected a 30-for-1 forward split of its common stock. All share amounts have been retroactively restated to reflect the effect of that stock split.

On July 1, 2013, we completed the reverse merger with Ener-Core Power, Inc., which remains our operating subsidiary. The merger was accounted for as a “reverse merger” and recapitalization. As part of the reverse merger, 120,520,000 shares of outstanding common stock of the pre-merger public shell company were cancelled (unadjusted for our July 8, 2015 reverse stock split). This cancellation has been retroactively accounted for as of the inception of Ener-Core Power, Inc. on November 12, 2012. Accordingly, Ener-Core Power, Inc. was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of Ener-Core Power, Inc. Accordingly, the assets and liabilities and the historical operations that are reflected in the condensed consolidated financial statements are those of Ener-Core Power, Inc. and are recorded at the historical cost basis of Ener-Core Power, Inc. Our assets, liabilities and results of operations were de minimis at the time of the reverse merger.

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

Also on the effective date, all of our options, warrants and other convertible securities outstanding immediately prior to the Reverse Stock Split were adjusted by dividing the number of shares of common stock into which the options, warrants and other convertible securities are exercisable or convertible by 50 and multiplying the exercise or conversion price thereof by 50, all in accordance with the terms of the plans, agreements or arrangements governing such options, warrants and other convertible securities and subject to rounding to the nearest whole share. Such proportional adjustments were also made to the number of shares and restricted stock units issued and issuable under our equity compensation plans. The condensed consolidated financial statements and notes to the condensed consolidated financial statements included elsewhere in this report give retroactive effect to the Reverse Stock Split for all periods presented.

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

Financing Activities

We had no financing activities for the three months ended March 31, 2017.

During the three months ended March 31, 2017, we issued five-year warrants to purchase 62,500 shares of the Company’s common stock with an exercise price of $3.00 per share to satisfy the last required issuance of warrants under the convertible unsecured promissory notes of the Company issued in September 2016, or the Convertible Unsecured Notes. We issued 24,000 shares of the Company’s common stock for conversion of $60,000 of outstanding convertible senior secured notes, originally issued in April and May 2015 and December 2016, or the Senior Notes, at a conversion price of $2.50 per share.

Critical Accounting Policies and Estimates

Basis of Presentation

The accompanying condensed consolidated financial statements include our accounts and our wholly-owned subsidiary, Ener-Core Power, Inc.  All significant intercompany transactions and accounts have been eliminated in consolidation. All monetary amounts are rounded to the nearest $000, except certain per share amounts.

The accompanying financial statements have been prepared in accordance with GAAP.

Reclassifications

Certain amounts in the 2016 condensed consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications have no effect on previously reported net loss.

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

Foreign Currency Adjustments

Our functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Income statement accounts are translated at average rates for the year. At March 31, 2017 and December 31, 2016, we did not hold any foreign currency asset or liability amounts. Gains and losses resulting from foreign currency transactions are reported as other income in the period they occurred.

Concentrations of Credit Risk

Cash and Cash Equivalents

We maintain our non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation (“FDIC”) provides insurance coverage of up to $250,000. For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to these deposits. At March 31, 2017, we had $0 in excess of the FDIC limit.

We consider all highly liquid investments available for current use with an initial maturity of three months or less and are not restricted to be cash equivalents. We invest our cash in short-term money market accounts.

Restricted Cash

Collateral Account

Under a credit card processing agreement with a financial institution that was entered in 2013, we are required to maintain funds on deposit with the financial institution as collateral. The amount of the deposit, which is at the discretion of the financial institution, was $50,000 on March 31, 2017 and December 31, 2016.

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for international customers are supported by guarantees or letters of credit. For those customers to whom we extend credit, we perform periodic evaluations of them and maintain allowances for potential credit losses as deemed necessary. We generally do not require collateral to secure accounts receivable. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2017, two customers accounted for approximately 95% of our accounts receivable.

Accounts Payable

As of March 31, 2017 and December 31, 2016, one and eight vendors, respectively, collectively accounted for approximately 17% and 50% of our total accounts payable.

Inventory

Inventory, which consists of raw materials, is stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method. At each balance sheet date, we evaluate our ending inventory for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. At March 31, 2017 and December 31, 2016, we did not have a reserve for slow-moving or obsolete inventory.

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to ten years. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed. At the time property and equipment are retired or otherwise disposed of, the cost and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are reflected in the condensed consolidated statements of operations.

Deposits

Deposits primarily consist of amounts incurred or paid in advance of the receipt of fixed assets or are deposits for rent and insurance.

Accrued Warranties

Accrued warranties represent the estimated costs that will be incurred during the warranty period of our products. We make an estimate of expected costs that will be incurred by us during the warranty period and charge that expense to the condensed consolidated statement of operations at the date of sale. We also reevaluate the estimate at each balance sheet date and if the estimate is changed, the effect is reflected in the condensed consolidated statement of operations. We had no warranty accrual at December 31, 2016 or March 31, 2017. We expect that most terms for future warranties of our Powerstations and Oxidizers will be one to two years depending on the warranties provided and the products sold. Accrued warranties for expected expenditures within one year are classified as current liabilities and as non-current liabilities for expected expenditures for time periods beyond one year.

Intangible Assets

Our intangible assets represent intellectual property acquired during the reverse merger. We amortize our intangible assets with finite lives over their estimated useful lives.

Impairment of Long-Lived Assets

We account for our long-lived assets in accordance with the accounting standards which require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical carrying value of an asset may no longer be appropriate. We consider the carrying value of assets may not be recoverable based upon its review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of March 31, 2017 and December 31, 2016, we do not believe there have been any impairments of our long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products will continue, which could result in impairment of long-lived assets in the future.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, derivative liabilities, and capital lease liabilities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2017 and December 31, 2016. The carrying amounts of short-term financial instruments are reasonable estimates of their fair values due to their short-term nature or proximity to market rates for similar items.

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

The Company issued detachable common stock warrants to purchase common stock and secured debt with a conversion feature in April and May 2015, September 2016 and December 2016. and In December 2015, we amended the secured debt issued in April and May 2015 existing debt to add a conversion feature in December 2015. The Company issued additional common stock warrants to purchase common stock with price reset provisions in December 2015, February 2016, and March 2016. These embedded derivatives and detachable warrants were evaluated under ASC topic 815-40. We determined that the warrants and embedded conversion feature for the April 2014 issuance, the conversion feature for the 2015 secured debt issuances, the conversion feature for the September 2016 secured debt and the warrants issued with price reset provisions should be accounted for as derivative liabilities. In August 2016, all outstanding warrants that we previously determined should be accounted for as derivative liabilities were amended and we determined that, after giving effect to the amendments, we were no longer required to account for the warrants as derivative liabilities. In December 2016, we modified the terms of the September 2016 secured debt and determined that, after giving effect to the amendments, we were no longer required to account for the conversion features as derivative liabilities. We determined that the conversion features of the warrants issued in April and May 2015, September 2016 and December 2016 should not be accounted for as derivative liabilities. Warrants and the debt conversion features determined to be derivative liabilities were bifurcated from the debt host and were classified as liabilities on the condensed consolidated balance sheet. Warrants not determined to be derivative liabilities were recorded to debt discount and paid-in capital. We record the warrants and embedded derivative liabilities at fair value and adjust the carrying value of the warrants to purchase common stock and embedded derivatives to their estimated fair value at each reporting date with the increases or decreases in the fair value of such warrants and derivatives at each reporting date, recorded as a gain or (loss) in the condensed consolidated statements of operations. The warrants issued in 2015 that we no longer account for as derivative liabilities were recorded to debt discount with a corresponding entry to paid-in capital. The warrants that were amended in 2016 such that we were no longer required to account for them as derivative liabilities were marked to market immediately prior to the amendment and the fair value was reclassified on the amendment date from derivative liabilities to paid-in capital.

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

Revenues under long-term construction contracts are generally recognized using the completed-contract method of accounting. Long-term construction-type contracts for which reasonably dependable estimates cannot be made or for which inherent hazards make estimates difficult are accounted for under the completed-contract method. Revenues under the completed-contract method are recognized upon substantial completion—that is acceptance by the customer, compliance with performance specifications demonstrated in a factory acceptance test or a similar event. Accordingly, during the period of contract performance, billings and costs are accumulated on the balance sheet, but no profit or income is recorded before completion or substantial completion of the work. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimate of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. As of March 31, 2017 and December 31, 2016, we had a $600,000 provision for contract losses.

Research and Development Costs

Research and development costs are expensed as incurred.  Research and development costs were $582,000 and $934,000 for the three months ended March 31, 2017 and 2016, respectively.

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

In accordance with the accounting standards, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, we record the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as prepaid expense in our (condensed) consolidated balance sheets.

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

Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock assumed to be outstanding during the period of computation.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares had been issued and if the additional shares of common stock were dilutive.  Approximately 9.8 million and 2.8 million shares of common stock issuable upon full exercise of all options and warrants at March 31, 2017 and 2016, respectively and all shares potentially issuable in the future under the terms of the Secured Notes Payable for 2017 and Senior Notes Payable for 2016 were excluded from the computation of diluted loss per share due to the anti-dilutive effect on the net loss per share.

All share and per share amounts in the table below have been adjusted to reflect the 1-for-50 reverse split of our issued and outstanding common stock on July 8, 2016, retroactively.

	Three Months Ended March 31,
	2017	2016
	(unaudited)	(unaudited)

Net loss	$(3,251,000)	$(3,848,000)
Weighted average number of shares of common stock outstanding:
Basic and diluted	3,844,149	3,089,160
Net loss attributable to common stockholders per share:
Basic and diluted	$(0.85)	$(1.25)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2017, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2016

	Three Months Ended March 31,
	2017	2016

Total revenues	$—	$—
Total costs of goods sold	—	—
Gross profit (loss)	—	—

Operating expenses:
Selling, general, and administrative	1,031,000	1,337,000
Research and development	582,000	934,000
Total operating expenses	1,613,000	2,271,000
Operating loss	(1,613,000)	(2,271,000)

Other (expenses):
Interest expense	(1,571,000)	(983,000)
Loss on debt conversion	(53,000)	—
Other expense, net	(14,000)	—
Loss on modification of debt	—	(1,429,000)
Gain on revaluation of derivative liabilities	—	835,000
Total other (expenses)	(1,638,000)	(1,577,000)
Loss before provision for income taxes	(3,251,000)	(3,848,000)
Provision for income taxes	—	—
Net loss	$(3,251,000)	$(3,848,000)

Loss per share—basic and diluted	$(0.85)	$(1.25)
Weighted average common shares—basic and diluted	3,844,149	3,089,160

Revenue, Cost of Goods Sold and Gross Profit/(Loss)

We had no revenues for both the quarters ended March 31, 2017 or 2016, respectively, and, therefore, we had no cost of goods sold or gross profit or loss.

Operating expenses:

Operating expenses in total decreased by $658,000 or 28.9% to $1,613,000 for the three months ended March 31, 2017 from $2,271,000 for the same period in the prior year. The reduction is primarily due to the results of cost savings efforts begun in April 2016 and continuing into 2017 and reduced Dresser-Rand integration costs.

Selling, general and administrative expenses

Selling, general and administrative expenses costs include officer compensation, salaries and benefits, stock-based compensation expense, consulting fees, legal expenses, intellectual property costs, accounting and auditing fees, investor relations costs, insurance, public company reporting costs and listing fees, and corporate overhead related costs.  Total selling, general and administrative expenses for the three months ended March 31, 2017 decreased $306,000 or 22.8% to $1,031,000 from $1,337,000 for the same period of the prior year. The decrease was primarily due to decreases of $56,000 in stock based compensation, $41,000 in employee salaries, $266,000 in legal and professional expense, and $31,000 in travel expenses, offset by a one-time charge for $90,000 for severance pay accrual for the Company’s former President, Chief Operating Officer and Chief Technology Officer.

Research and development

Research and development costs include development expenses for the Power Oxidizer and integration expenses related to our Power Oxidizer products with other partners such as Dresser-Rand and include salaries and benefits, consultant fees, cost of supplies and materials for samples and prototypes, depreciation, as well as outside services costs.  Research and development expense for the three months ended March 31, 2017 decreased $352,000 or 37.7% to $582,000 from $934,000 for the same period of the prior year.  The decrease is primarily due to decreased engineering headcount costs of $164,000, stock based compensation decrease of $50,000, $23,000 in lower rent expense, and $36,000 decreased costs associated with Dresser-Rand testing. During the three months ended March 31, 2017, we capitalized $65,000 of employee related expense into inventory in connection with the commissioning of the Pacific Ethanol units in Stockton, California.

Other Income (Expenses):

Other income (expenses) for the three months ended March 31, 2017 consisted primarily of amortization of discount and deferred financing costs on the $9.1 million convertible Senior Notes, cash and non-cash interest on the Convertible Unsecured Notes, cash payments on the Backstop Security collateral, and losses on conversions of Senior Notes principal resulting from acceleration of unamortized note discount related to the converted Senior Notes.

Other income (expenses) for the three months ended March 31, 2016 consisted primarily of cash and non-cash interest on the Senior Notes issued in April and May 2015, the non-recurring charge for the modification of the Senior Notes in December 2016, and the mark to market adjustment for our derivative liabilities related to the Senior Notes and the warrants issued as part of the Company’s equity financing in December 2015.

Net Loss

For the three months ended March 31, 2017, our net loss was approximately $3.2 million , primarily from selling, general and administrative expenses of $1.0 million, research and development costs of $0.6 million, and other expenses (net) consisting primarily of interest expense, of which $1.4 million is non-cash interest expense.

For the three months ended March 31, 2016, our net loss was approximately $3.8 million, primarily from selling, general and administrative expenses of $1.3 million, research and development costs of $0.9 million and $1.6 million of other expenses (net) consisting of $1.4 million for a debt modification expense, $0.9 million for interest expense, of which $0.7 million is non-cash interest expense, and offset by a $0.8 million mark to market gain on derivative liabilities.

Earnings per share

Earnings per share, basic and diluted were ($0.84) and ($1.25) for the three months ended March 31, 2017 and 2016, respectively.

Liquidity

Cash Flows used in Operating Activities

Our cash used in operating activities was approximately $1.3 million and $1.9 million for the three months ended March 31, 2017 and 2016, respectively. Cash used in operating activities for the three months ended March 31, 2017 resulted from a net loss of approximately $3.2 million, reduced by net non-cash charges of $1.9 million for stock-based compensation, non-cash interest expense due to amortization of debt discount and deferred financing charges, and depreciation, and a change of $0.1 million in working capital, primarily due to a $0.2 million increase in inventory and prepaid expenses, offset by a $0.3 million increase in accounts payable. Cash used in operating activities for the three months ended March 31, 2016 of $1.9 million resulted from a net loss of approximately $3.8 million, reduced by net non-cash charges of $1.9 million for stock-based compensation, gains on revaluation of derivative securities, non-cash interest expense due to amortization of debt discount and deferred financing charges, expense related to modification of debt, and depreciation, and a change of $0.1 million in working capital, primarily due to a $0.7 million increase in inventory and prepaid expenses, offset by a $0.7 million increase in accounts payable.

Cash Flows from Investing Activities

Cash provided by investing activities of $10,000 represents miscellaneous equipment and inventory sold during our facilities move. Cash used in investing activities of $0.5 million for the three months ended March 31, 2016 was attributable to the purchase of parts and equipment to build the FSAT prototype for the KG2 product development.

Cash Flows from Financing Activities

Cash provided by financing activities for each of the three months ended March 31, 2017 and 2016 of $3,000 and 6,000, respectively, consisted of the repayment of existing capital leases for office equipment.

Capital Resources

Our principal capital requirements are to fund our working capital requirements, invest in research and development and capital equipment and fund the continued costs of public company compliance requirements.  We have historically funded our operations through debt and equity financings.

From our inception, we have incurred losses from operations. For the three months ended March 31, 2017, we incurred losses from operations and had a net loss of approximately $3.2 million. As of March 31, 2017, we had an accumulated deficit of approximately $44.4 million. For the three months ended March 31, 2017, we used cash in operations of approximately $1.3 million, which raises substantial doubt about our ability to continue as a going concern.

We expect to continue to incur substantial additional operating losses from costs related to the continuation of product and technology marketing and administrative activities.  Our cash on hand at March 31, 2017 was approximately $0.1 million (including restricted cash of $50,000).  In April 2017 we converted our restricted cash to unrestricted cash and received $1.2 million in advance license payments from Dresser-Rand.

Our sales cycle can exceed 24 months and while we expect to receive additional license fees from our customers and additional cash payments on Powerstation orders, we do not expect to generate sufficient revenue or customer deposits in the next twelve months to cover our operating costs. We anticipate that we will pursue raising additional debt or equity financing to fund new product development and execute on the commercialization of our product plans.

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

Our principal sources of liquidity are cash and receivables.  As of March 31, 2017, cash and cash equivalents (including restricted cash) were $0.1 million, or 1.2% of total assets, compared to $1.4 million, or 17.4% of total assets, at December 31, 2016.  The decrease in cash and cash equivalents was primarily attributable to cash used in operating activities of $1.3 million.

We have not yet achieved profitable operations and have yet to establish an ongoing source of revenue to cover operating costs and meet our ongoing obligations. Our cash needs for the next 12 months are projected to be in excess of $6 million, which includes the following:

●	Employee, occupancy and related costs: $3.0 million

●	Professional fees and business development costs: $0.7 million

●	Research and development programs: $0.3 million

●	Corporate filings: $0.5 million

●	Working capital: $1.5 million

Off-Balance Sheet Arrangements

Other than the Backstop Security described above, we have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholders’ equity that are not reflected in our financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Inflation

We believe that inflation has not had a material effect on our operations to date.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item 3.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.   In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2017, the end of the quarterly period covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were ineffective at the reasonable assurance level. Such conclusion is due to the presence of material weaknesses in internal control over financial reporting. Management anticipates that our disclosure controls and procedures will remain ineffective until such material weaknesses are remediated.

Changes in Internal Control over Financial Reporting

Remediation of Material Weaknesses

To address our material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

We are attempting to remediate the material weaknesses in our disclosure controls and procedures and internal controls over financial reporting identified above by refining our internal procedures (see below).  During the three months ended March 31, 2017, we initiated the following corrective actions, which management believes are reasonably likely to materially affect our financial reporting, as they are designed to remediate the material weaknesses as described above:

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

We do not expect to have fully remediated these material weaknesses until management has tested those internal controls and found them to have been remediated.  We expect to complete this process during our annual testing for the fiscal year ending December 31, 2017.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no material, existing or pending, legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

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

ENER-CORE, INC. (Registrant)

Date: May 19, 2017	By:	/s/ Alain Castro
Alain Castro Chief Executive Officer

Date: May 19, 2017	By:	/s/ Domonic J. Carney
Domonic J. Carney Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit				Filing		Filed
Number	Description of Exhibit	Form	File No.	Date	Exhibit	Herewith
10.1	Separation Agreement and Mutual Release dated February 1, 2017, effective as of January 31, 2017, between the Company and Boris A. Maslov	8-K	001-37642	2/6/17	10.1

10.2	Advisory Services Agreement, effective as of January 31, 2017, between the Company and Boris A. Maslov	8-K	001-37642	2/6/17	10.2

10.3†	First Amendment to Commercial and Manufacturing License Agreement between the Company and Dresser-Rand Company, dated April 11, 2017, effective January 1, 2017	10-K	001-37642	4/14/17	10.65

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the SEC.

#	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

