Form 10-Q
period 2017-06-30
Ener-Core, Inc.
filed 2017-08-18
CIK 1495536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

8965 Research Dr. #100

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

As of August 14, 2017 there were 4,063,660 shares of the issuer’s common stock outstanding.

ENER-CORE, INC.

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Index to the Financial Statements

Condensed Consolidated Balance Sheets — June 30, 2017 (unaudited) and December 31, 2016	2

Unaudited Condensed Consolidated Statements of Operations—For the Three and Six Months Ended June 30, 2017 and 2016	3

Unaudited Condensed Consolidated Statements of Cash Flows—For the Six Months Ended June 30, 2017 and 2016	4

Notes to Unaudited Condensed Consolidated Financial Statements — June 30, 2017	6

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). It is suggested that the following condensed consolidated financial statements be read in conjunction with the accompanying notes and financial statements and notes thereto in the annual financial statements included in the Annual Report on Form 10-K for Ener-Core, Inc. for the fiscal year ended December 31, 2016, filed with the SEC on April 14, 2017.

Ener-Core, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$121,000	$1,310,000
Restricted cash	—	50,000
Accounts receivable	216,000	87,000
Inventory	3,065,000	2,764,000
Prepaid expenses and other current assets	189,000	302,000
Total current assets	$3,591,000	$4,513,000
Property and equipment, net	2,830,000	3,247,000
Intangibles, net	17,000	20,000
Deposits and other long-term assets	44,000	28,000
Total assets	$6,482,000	$7,808,000
Liabilities and stockholders’ (deficit)
Current liabilities:
Accounts payable	$1,783,000	$1,665,000
Accrued expenses	766,000	573,000
Deferred revenues and customer advances	5,177,000	3,876,000
Accrued contract loss	760,000	724,000
Convertible unsecured notes payable, net of discounts	1,055,000	554,000
Capital leases payable—short term	15,000	10,000
Total current liabilities	$9,556,000	$7,402,000
Long term liabilities:
Convertible secured notes payable, net of discounts	2,754,000	630,000
Capital lease payable	18,000	4,000
Total liabilities	$12,328,000	$8,036,000
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Preferred stock, $0.0001 par value. Authorized 50,000,000 shares; no shares issued and outstanding at June 30, 2017 and December 31, 2016	$—	$—
Common stock, $0.0001 par value. Authorized 200,000,000 shares; 4,063,660 and 3,829,660 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	41,786,000	40,944,000
Accumulated deficit	(47,632,000)	(41,172,000)
Total stockholders’ (deficit)	$(5,846,000)	$(228,000)
Total liabilities and stockholders’ deficit	$6,482,000	$7,808,000

See accompanying notes to condensed consolidated financial statements.

 Ener-Core, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues	$—	$—	$—	$—
Cost of goods sold	—	—	—	—
Gross profit	—	—	—	—

Operating expenses:
Selling, general, and administrative	1,004,000	1,051,000	2,035,000	2,318,000
Research and development	600,000	755,000	1,183,000	1,698,000
Total operating expenses	1,604,000	1,806,000	3,218,000	4,016,000
Operating loss	(1,604,000)	(1,806,000)	(3,218,000)	(4,016,000)

Other income (expenses):
Interest expense	(117,000)	(272,000)	(921,000)	(739,000)
Amortization of debt discount	(1,365,000)	(825,000)	(2,132,000)	(1,400,000)
Loss on disposition of assets	(124,000)	—	(137,000)	—
Loss on debt extinguishment	—	—	(10,000)	—
Loss on modification of convertible debt	—	—	(43,000)	(1,429,000)
Gain (loss) on valuation of derivative liabilities	—	719,000	—	1,554,000
Total other income (expenses), net	(1,606,000)	(378,000)	(3,243,000)	(2,014,000)
Loss before provision for income taxes	(3,210,000)	(2,184,000)	(6,461,000)	(6,030,000)
Provision for income taxes	—	1,000	—	3,000
Net loss	$(3,210,000)	$(2,185,000)	$(6,461,000)	$(6,033,000)

Loss per share—basic and diluted	$(0.79)	$(0.59)	$(1.61)	$(1.84)
Weighted average common shares—basic and diluted	4,063,660	3,708,782	4,007,953	3,400,711

See accompanying notes to condensed consolidated financial statements.

Ener-Core, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(6,461,000)	$(6,033,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	252,000	266,000
Stock-based compensation	653,000	727,000
(Gain) on revaluation of derivative liabilities	—	(1,554,000)
Amortization of debt discount and deferred financing fees	2,772,000	1,656,000
Expense related to modification of convertible debt	—	1,429,000
Loss on debt conversions	53,000	—
Loss on asset disposal	152,000	—
Changes in assets and liabilities:
Restricted cash	50,000	—
Accounts and other receivables	(99,000)	—
Prepaid expenses and other current assets	111,000	(197,000)
Inventory	(243,000)	(1,023,000)
Deferred revenues, net	1,301,000	123,000
Deposits	5,000	—
Accounts payable and other current liabilities	204,000	613,000
Cash used in operating activities	$(1,250,000)	$(3,993,000)

Cash flows from investing activities:
Purchases of property and equipment	—	(933,000)
Proceeds from sale of assets	67,000	—
Net cash provided by (used in) investing activities	$67,000	$(933,000)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	2,967,000
Repayment of capital leases payable	(6,000)	(13,000)
Cash (used in) provided by financing activities	$(6,000)	$2,954,000
Net decrease in cash and cash equivalents	(1,189,000)	(1,972,000)
Cash and cash equivalents at beginning of period	1,310,000	2,605,000
Cash and cash equivalents at end of period	$121,000	$633,000

See accompanying notes to condensed consolidated financial statements.

Ener-Core, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(unaudited)

	Six Months Ended June 30,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$75,000	$428,000
Supplemental disclosure of non-cash activities:
Capital lease for purchase of equipment	$25,000	$—
Debt discount and derivative liabilities recorded upon issuance of warrants	$—	$—
Debt discount and derivative liabilities recorded for amendments of notes	$—	$1,497,000
Conversion of senior convertible notes into common shares	$—	$—
Debt discount recorded upon issuance of warrants	$—	$148,000

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

Our proprietary and patented Power Oxidation technology is designed to create greater industrial efficiencies by providing the opportunity to convert low-quality organic waste gases generated from industrial processes into usable on-site energy, thereby decreasing both operating costs and significantly reducing environmentally harmful gaseous emissions. We design, develop, license, manufacture and market our Power Oxidizers, which, when bundled with an electricity generating turbine in the 250 kilowatt, or kW, and 2 megawatt, or MW, sizes, are called Powerstations. We currently partner and are pursuing partnerships with large established manufacturers to integrate our Power Oxidizer with their gas turbines, with the goal to open substantial new opportunities for our partners to market these modified gas turbines to industries for which traditional power generation technologies previously were not technically feasible. We currently manufacture our Powerstations in the 250 kW size and manufactured the Power Oxidizer for the 2 MW size for the initial two units sold. Beginning in 2017, pursuant to the CMLA (as defined below), our 2 MW partner, Dresser-Rand a.s., a subsidiary of Dresser-Rand Group Inc., a Siemens company, or Dresser-Rand, will manufacture the 2 MW Power Oxidizers under a manufacturing license and will pay us a non-refundable license fee for each unit manufactured by Dresser-Rand.

On November 14, 2014, we entered into a commercial license agreement (“CLA”) with Dresser-Rand, pursuant to which we agreed to jointly develop a Powerstation that consisted of our Power Oxidizer integrated with a Dresser-Rand KG2 turbine rated up to 2 MW of power output. The CLA granted Dresser-Rand the right to market and sell the Dresser-Rand KG2-3GEF 2 MW gas turbine coupled with our Power Oxidizer. In June 2016, we executed a contract manufacturing and commercial licensing agreement (the “CMLA”) with Dresser-Rand, which both companies intended would supersede and replace the CLA. In April 2017, we amended the terms of the CMLA to make the CMLA effective as of January 1, 2017, at which time it superseded and replaced the CLA. The first two systems sold to Dresser-Rand pursuant to the CLA were shipped to a Stockton, California biorefinery site owned by Pacific Ethanol, Inc. in the fourth quarter of 2016. Under the CMLA, KG2 manufacturing will transition to Dresser-Rand and each KG2 unit sold will generate for us a non-refundable license fee.

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

In April 2017, we amended the terms of the CMLA to make the CMLA effective as of January 1, 2017, at which time it superseded and replaced the CLA. Pursuant to the amendment, Dresser-Rand paid us $1.2 million in cash in April 2017, which represents advance payments on license fees for KG2/PO units representing less than the required minimum number of licenses which would otherwise be required to maintain their exclusivity under the CMLA. In exchange for this payment, we have agreed to provide a total credit of $1,760,000 against future license payments associated for these KG2/PO units, consisting of a payment credit of $1,200,000 and an additional discount of $560,000. In July 2017, we executed an additional amendment for additional payments of up to $250,000 to be applied against future license payments consisting of a payment credit of approximately $365,000 and an additional discount of approximately $115,000 for a combined payment credit of $2.1 million.

The April 2017 amendment further settled certain expense claims made by each party and provided for a mutual release. Because of this claims settlement, the Company accrued $124,000 at June 30, 2017 and December 31, 2016. The payment of the claims accrual is to be made in advance of certain future license fee payments payable from Dresser-Rand to the Company, expected during 2017.

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

Through the end of 2015, our product sales were limited to initial system sales that were not profitable and required additional cash in excess of expected cash receipts. In addition, we incurred significant development and administrative expenses in order to develop our products with little or no cash contribution from sales. Beginning in 2016 we began to focus on reduction of our operating costs payable in cash through headcount and overhead cost reductions and saw an increase in cash collections from customers from sales transactions that are expected to be cash flow positive. During 2015, we received no cash from license fees. In 2016, we received $1.1 million of cash from license fees and we expect to receive additional license fees in 2017 from the CMLA, including $1.2 million received in the second quarter of 2017, $250,000 expected in the third quarter of 2017 and additional license payments upon receipt of firm purchase orders for licenses along with product sales receipts for 250kW unit sales.

Management’s plan is to obtain capital sufficient to meet our operating expenses by seeking additional equity and/or debt financing. The cash and cash equivalents balance (including restricted cash transferred to unrestricted cash in April 2017) on June 30, 2017 was approximately $0.1 million. During the first half of 2017, we continued our cost cutting measures by entering into a lease for a lower-cost headquarters facility, which we have occupied since April 2017, and through additional headcount reductions. We expect that the $0.1 million of cash and cash equivalents as of June 30, 2017, combined with receipts on customer billings, will continue to fund our working capital needs, general corporate purposes, and related obligations into the third quarter of 2017 at our reduced spending levels. However, we expect to require significantly more cash for working capital and as financial security to support our growth initiatives.

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

The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company’s financial position, operating results and cash flows for the periods presented. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation.

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

Concentrations of Credit Risk

Cash and Cash Equivalents

We maintain our non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation (“FDIC”) provides insurance coverage of up to $250,000. For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to these deposits. At June 30, 2017, we had no amounts in excess of the FDIC limit.

We consider all highly liquid investments available for current use with an initial maturity of three months or less and are not restricted to be cash equivalents. We invest our cash in short-term money market accounts.

Restricted Cash

Collateral Account

Under a credit card processing agreement with a financial institution that was entered in 2013 and terminated in April 2017, we were required to maintain funds on deposit with the financial institution as collateral. The amount of the deposit, which is at the discretion of the financial institution, was $0 at June 30, 2017 and $50,000 at December 31, 2016.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for international customers are supported by guarantees or letters of credit. For those customers to whom we extend credit, we perform periodic evaluations of them and maintain allowances for potential credit losses as deemed necessary. We generally do not require collateral to secure accounts receivable. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2017, three customers accounted for approximately 96% of our accounts receivable and as of December 31, 2016, two customers accounted for 100% of our accounts receivable.

Accounts Payable

As of June 30, 2017 and December 31, 2016, two and eight vendors, respectively, collectively accounted for approximately 28% and 50% of our total accounts payable.

Inventory

Inventory, which consists of raw materials, is stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method. At each balance sheet date, we evaluate our ending inventory for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. At June 30, 2017 and December 31, 2016, we did not have a reserve for slow-moving or obsolete inventory.

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

Accrued Warranties

Accrued warranties represent the estimated costs that will be incurred during the warranty period of our products. We make an estimate of expected costs that will be incurred by us during the warranty period and charge that expense to the condensed consolidated statement of operations at the date of sale. We also reevaluate the estimate at each balance sheet date and if the estimate is changed, the effect is reflected in the condensed consolidated statement of operations. We had no warranty accrual at June 30, 2017 or December 31, 2016. We expect that most terms for future warranties of our Powerstations and Oxidizers will be one to two years depending on the warranties provided and the products sold. Accrued warranties for expected expenditures within one year are classified as current liabilities and as non-current liabilities for expected expenditures for time periods beyond one year.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Intangible Assets

Our intangible assets represent intellectual property acquired during the reverse merger. We amortize our intangible assets with finite lives over their estimated useful lives.

Impairment of Long-Lived Assets

We account for our long-lived assets in accordance with the accounting standards which require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical carrying value of an asset may no longer be recoverable. We consider the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of June 30, 2017 and December 31, 2016, we do not believe there have been any impairments of our long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products will continue, which could result in impairment of long-lived assets in the future.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, derivative liabilities, and capital lease liabilities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2017 and December 31, 2016. The carrying amounts of short-term financial instruments are reasonable estimates of their fair values due to their short-term nature or proximity to market rates for similar items.

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

The Company issued warrants to purchase common stock and secured debt with a conversion feature in April and May 2015, September 2016 and December 2016. In December 2015, we amended the secured debt issued in April and May 2015 (the “2015 Senior Notes”) to add a conversion feature. The Company issued additional warrants to purchase common stock with price reset provisions in December 2015, February 2016 and March 2016. These embedded derivatives and warrants were evaluated under ASC topic 815-40. We determined that the conversion feature for the 2015 secured debt, the conversion feature for the September 2016 secured debt and the warrants issued with price reset provisions should be accounted for as derivative liabilities. In August 2016, all outstanding warrants that we previously determined should be accounted for as derivative liabilities were amended and we determined that, after giving effect to the amendments, we were no longer required to account for the warrants as derivative liabilities. In December 2016, we modified the terms of the September 2016 secured debt and determined that, after giving effect to the amendments, we were no longer required to account for the conversion features as derivative liabilities. We determined that the conversion features of the warrants issued in April and May 2015, September 2016 and December 2016 should not be accounted for as derivative liabilities. Warrants and the debt conversion features determined to be derivative liabilities were bifurcated from the debt host and were classified as liabilities on the condensed consolidated balance sheet. Warrants not determined to be derivative liabilities were recorded to debt discount and paid-in capital. We record the warrants and embedded derivative liabilities at fair value and adjust the carrying value of the warrants to purchase common stock and embedded derivatives to their estimated fair value at each reporting date with the increases or decreases in the fair value of such warrants and derivatives at each reporting date, recorded as a gain or (loss) in the condensed consolidated statements of operations. The warrants issued in 2015 that we no longer account for as derivative liabilities were recorded to debt discount with a corresponding entry to paid-in capital. The warrants that were amended in 2016 such that we were no longer required to account for them as derivative liabilities were marked to market immediately prior to the amendment and the fair value was reclassified on the amendment date from derivative liabilities to paid-in capital.

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

Revenues under long-term construction contracts are generally recognized using the completed-contract method of accounting. Long-term construction-type contracts for which reasonably dependable estimates cannot be made or for which inherent hazards make estimates difficult are accounted for under the completed-contract method. Revenues under the completed-contract method are recognized upon substantial completion—that is acceptance by the customer, compliance with performance specifications demonstrated in a factory acceptance test or a similar event. Accordingly, during the period of contract performance, billings and costs are accumulated on the balance sheet, but no profit or income is recorded before completion or substantial completion of the work. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimate of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. As of June 30, 2017 and December 31, 2016, we had provisions for contract losses in the amounts of $760,000 and $724,000, respectively.

Our deferred revenue balances as of June 30, 2017 consisted primary of billings and receipts of the Dresser-Rand licenses and the two Power Oxidizer units sold to Dresser-Rand and installed at a Pacific Ethanol location in Stockton, California. While delivery of the Power Oxidizer units has occurred, customer acceptance had not occurred as of June 30, 2017 and a contractual risk of loss still remained on the licensing collections. As such, we did not recognize revenues for the three or six months ended June 30, 2017.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs were $600,000 and $755,000 for the three months ended June 30, 2017 and 2016, respectively, and were $1,183,000 and $1,698,000 for the six months ended June 30, 2017 and 2016, respectively.

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

In accordance with the accounting standards, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, we record the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as prepaid expense in our condensed consolidated balance sheets.

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

Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock assumed to be outstanding during the period of computation.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares had been issued and if the additional shares of common stock were dilutive.  Approximately 10.3 million and 1.6 million shares of common stock issuable upon full exercise of all options and warrants at June 30, 2017 and 2016, respectively, and all shares potentially issuable in the future under the terms of the Secured Notes Payable for 2017 and Senior Notes Payable for 2016 were excluded from the computation of diluted loss per share due to the anti-dilutive effect on the net loss per share.

All share and per share amounts in the table below have been adjusted to reflect the 1-for-50 reverse split of our issued and outstanding common stock on July 8, 2016, retroactively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(3,210,000)	$(2,185,000)	$(6,461,000)	$(6,033,000)
Weighted average number of common shares outstanding:
Basic and diluted	4,063,660	3,708,782	4,007,953	3,400,711
Net loss attributable to common stockholders per share:
Basic and diluted	$(0.79)	$(0.59)	$(1.61)	$(1.84)

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Comprehensive Income (Loss)

We have no items of other comprehensive income (loss) in any period presented. Therefore, net loss as presented in our condensed consolidated statements of operations equals comprehensive loss.

Recently Issued Accounting Pronouncements

From time to time, the FASB issues Accounting Standards Updates (“ASUs”) to amend the authoritative literature in ASC. Management believes that those issued to date that are not described below either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to us or (iv) are not expected to have a significant impact our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). In April 2016, the FASB issued Accounting Standards Update 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. ASU 2014-09, with additional guidance and clarification from ASU 2016-10, provides a framework for addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles. ASU 2016-10 provides additional guidance specific to licensing and royalty revenue recognition. ASU 2014-09 is effective beginning with the calendar year ended December 31, 2017. The Company adopted ASU 2014-09 and ASU 2016-10 effective as of January 1, 2017. There was no impact to the Company’s financial position, results of operations, or cash flows as a result of the adoption.

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

In May 2017, the FASB issued ASU 2017-9, Compensation-Stock Compensation (Topic 718). ASU 2017-9 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-9 is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is allowed. We have not yet assessed the impact ASU 2017-9 will have upon adoption.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The amendments in Part I of this ASU change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments in Part II of this ASU recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. Amendments in Part I of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The amendments in Part II of the ASU do not require any transition guidance because those amendments do not have an accounting effect. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We have not yet assessed the impact ASU 2017-11 will have upon adoption.

Note 3—Inventory

Inventory primarily consists of Powerstation parts used as raw materials for the Company’s EC250 and KG2 orders. Work-in-progress inventory consists of Powerstation parts and employee and contract labor assembly costs for Powerstation sub-assemblies. Sub-assemblies and parts are typically shipped to end customer locations and assembled on-site. Completed Powerstations awaiting final installation and commissioning would be carried as finished goods. There was no finished goods inventory at either June 30, 2017 or December 31, 2016. Inventories consist of:

	June 30, 2017 (unaudited)	December 31, 2016
Raw material and spare parts	$1,080,000	$990,000
Work-in-progress	1,985,000	1,774,000
Total	$3,065,000	$2,764,000

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Note 4—Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2017 (unaudited)	December 31, 2016
Prepaid rent	$—	$52,000
Prepaid insurance	30,000	43,000
Prepaid other	53,000	96,000
Prepaid professional fees	62,000	1,000
Prepaid deferred financing fees	44,000	110,000
Total	$189,000	$302,000

Note 5—Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30, 2017 (unaudited)	December 31, 2016
Machinery and equipment	$4,311,000	$4,377,000
Office furniture and fixtures	49,000	217,000
Computer equipment and software	202,000	176,000
Total cost	4,562,000	4,770,000
Less accumulated depreciation	(1,732,000)	(1,523,000)
Net	$2,830,000	$3,247,000

Assets recorded under capital leases and included in property and equipment in our balance sheets consist of the following:

	June 30, 2017 (unaudited)	December 31, 2016
Machinery and equipment	$27,000	$27,000
Computer equipment and software	84,000	59,000
Total assets under capital lease	111,000	86,000
Less accumulated amortization	(77,000)	(71,000)
Net assets under capital lease	$34,000	$15,000

Depreciation expense for the three and six months ended June 30, 2017 and 2016 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$98,000	$103,000	$198,000	$203,000
General and administrative	24,000	29,000	51,000	58,000
	$122,000	$132,000	$249,000	$261,000

Amortization of assets under capital lease was $2,000 for the three months ended June 30, 2017 and 2016, respectively, and $3,000 for the six months ended June 30, 2017 and 2016, respectively.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Note 6—Accrued Expenses

Accrued expenses consisted of the following;

	June 30, 2017 (unaudited)	December 31, 2016

Accrued professional fees	$105,000	$138,000
Accrued compensation	441,000	346,000
Accrued board of directors’ fees	120,000	40,000
Accrued interest	10,000	29,000
Accrued other	90,000	20,000
Total accrued expenses	$766,000	$573,000

Note 7—Deferred Revenues and Customer Advances

Deferred revenues and customer advances consist of balances billed on existing customer contracts for which the revenue cycle is not complete. Customer advances on equipment sales represent down payments and progress payments under the terms and conditions of equipment sales of our Power Oxidizer and Powerstation units. Prepaid license fees represent payments of license fees by Dresser-Rand and received in September 2016 but for which right of return existed as of June 30, 2017. Deferred revenues and customer advances consisted of the following:

	June 30, 2017 (unaudited)	December 31, 2016

Customer advances on equipment sales	$2,877,000	$2,776,000
Prepaid license fees	2,300,000	1,100,000
Total deferred revenues and customer advances	$5,177,000	$3,876,000

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Note 8—Convertible Senior Notes Payable

Convertible Senior Notes payable consisted of the following as of June 30, 2017:

	Principal	Debt Discount	Offering Costs	Net Total
Balance, December 31, 2016	$9,191,000	$(8,152,000)	$(409,000)	$630,000
Amortization of Debt Discount and Offering Costs	—	2,029,000	102,000	2,131,000
Conversion into common shares	(60,000)	50,000	3,000	(7,000)
Balance, June 30, 2017	9,131,000	(6,073,000)	(304,000)	2,754,000
Less: Current Portion	—	—	—	—
Long Term Portion	$9,131,000	$(6,073,000)	$(304,000)	$2,754,000

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

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

At any time after the issuance date of the Senior Notes, the Company may redeem all or any portion of the then outstanding principal and accrued and unpaid interest with respect to such principal, at 100% of such aggregate amount; provided, however, that the aggregate Conversion Amount to be redeemed pursuant to all Senior Notes must be at least $500,000, or such lesser amount as is then outstanding. The portion of the Senior Note(s) to be redeemed shall be redeemed at a price equal to the greater of (i) 110% of the Conversion Amount of the Senior Note being redeemed and (ii) the product of (A) the Conversion Amount being redeemed and (B) the quotient determined by dividing (I) the greatest Weighted Average Price (as defined in the Senior Notes) of the shares of the Company’s common stock during the period beginning on the date immediately preceding the date of the notice of such redemption by the Company and ending on the date on which the redemption by the Company occurs by (II) the lowest Conversion Price (as defined in the Senior Notes) in effect during such period.

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

During the six months ended June 30, 2017, two holders of Senior Notes converted $60,000 of principal into 24,000 shares of the Company’s common stock. As a result of these conversions, the Company incurred a loss of $53,000, representing the unamortized debt discount and deferred financing fees.

Note 9—Convertible Unsecured Notes

Convertible Unsecured Notes payable consisted of the following as of June 30, 2017:

	Notes	Debt Discount	Offering Costs	Net Total
December 31, 2016 Balance	$1,250,000	$(666,000)	$(30,000)	$554,000
Amortization of debt discount and deferred financing costs	—	552,000	22,000	574,000
Issuance of additional warrants		(73,000)	—	(73,000)
Ending balance—June 30, 2017	1,250,000	(187,000)	(8,000)	1,055,000

Less: Current Portion	$(1,250,000)	$187,000	$8,000	$(1,055,000)
Long Term Portion	$—	$—	$—	$—

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

On September 1, 2016, we entered into a securities purchase agreement and related notes and warrants pursuant to which we issued the Convertible Unsecured Notes and detachable five-year warrants to purchase an aggregate of 124,999 shares of the Company’s common stock at an exercise price of $4.00 per share (the “September 2016 Financing”). The Company received total gross proceeds of $1,250,000, less transaction expenses of $45,000 consisting of legal costs for net proceeds of $1,205,000. We recorded a discount of $553,000 on the date of issuance representing the fair value of the warrants issued and the value of the beneficial conversion feature on the date of issuance. In the fourth quarter of 2016, we increased our debt discount recorded by $335,000, consisting of $305,000 recorded for the issuance of additional warrants at fair value of $305,000 and $30,000 for the difference in fair value for warrants repriced from $4.00 per share to $3.00 per share.

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

The securities purchase agreement for the Convertible Unsecured Notes called for the issuance of additional five-year warrants to purchase an aggregate of 62,500 shares at an exercise price of $4.00 per share on each of the 61st, 91st, 121st and 151st days after the closing of the September 2016 Financing, or, in each case, an Additional Warrant Date, but only in the event the Company had not consummated a further financing consisting of the issuance of common stock and warrants for aggregate gross proceeds of at least $3,000,000 prior to such respective Additional Warrant Date. As of January 30, 2017, the Company had not consummated a further financing and, as a result, issued warrants to purchase an aggregate of 250,000 shares of the Company’s common stock, consisting of the issuance of an aggregate of 62,500 shares of the Company’s common stock on each of November 1, 2016, December 1, 2016, December 31, 2016 and January 30, 2017. The Company valued the warrants to purchase an aggregate of 62,500 shares of common stock issued in the first quarter of 2017 using the Black-Scholes option pricing model at $73,000 and recorded an additional discount on the date of issuance. The Company evaluated the accounting of the additional detachable warrants and determined that the warrants should not be accounted for as derivative liabilities.

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

As of June 30, 2017, there were no investments that required fair value measurement disclosure.

Note 11—Capital Leases Payable

Capital Leases Payable

Capital leases payable consisted of the following:

	June 30, 2017 (unaudited)	December 31, 2016

Capital lease payable to De Lange Landon secured by forklift, 10.0% interest, due on October 1, 2018, monthly payment of $452.	$7,000	$10,000
Capital lease payable to Dell Computers secured by computer equipment, 15.09% interest, due on November 22, 2017, monthly payment of $394.	2,000	4,000
Capital lease payable to Dell Computers secured by computer equipment, 4.99% interest, due on May 1, 2020, monthly payment of $716.	24,000	—
Total capital leases	$33,000	$14,000
Less: current portion	(15,000)	(10,000)
Long-term portion of capital leases	$18,000	$4,000

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of June 30, 2017, are as follows:

	Year Ending December 31,	Amount
	2017	$10,000
	2018	12,000
	2019	8,000
	2020	5,000
Net minimum lease payments		$35,000
Less: Amount representing interest		(2,000)
Less: Taxes		-
Present value of net minimum lease payments		$33,000
Less: Current maturities of capital lease payables		(15,000)
Long-term capital lease payables		$18,000

Note 12—Equity

During the six months ended June 30, 2017 holders of our Senior Notes converted $60,000 of Senior Notes principal into 24,000 shares of the Company’s common stock.

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

On July 15, 2015, the Company’s board of directors approved the 2015 Omnibus Incentive Plan (the “2015 Plan”), which was approved by the Company’s stockholders on August 28, 2015. Upon adoption, the 2015 Plan authorized us to grant up to 300,000 shares of the Company’s common stock and replaced the 2013 Equity Incentive Plan. As a result of the approval of the 2015 Plan, no additional grants will be made under the 2013 Plan. On August 22, 2016, the Company’s board of directors approved an amendment to the 2015 Plan to increase the total authorized pool available under the 2015 Plan to 600,000 shares of the Company’s common stock, subject to automatic increase for any shares subject to outstanding awards under the 2013 Plan that are subsequently canceled or expire. The Company’s stockholders approved the foregoing amendment on September 26, 2016. As of June 30, 2017, 27,465 shares of the Company’s common stock were available for issuance under the 2015 Plan.

The 2015 Plan permits the granting of any or all of the following types of awards: incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards, and performance awards payable in a combination of cash and company shares. As of June 30, 2017, the Company has issued 210,000 shares of restricted common stock and options to purchase an aggregate of 440,000 shares of the Company’s common stock.

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

At June 30, 2017, total unrecognized deferred stock compensation expected to be recognized over the remaining weighted-average vesting periods of 3.87 years for outstanding grants was $1.5 million.

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

Stock-based award activity was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Balance, December 31, 2016	273,550	$13.70	5.02	$—
Forfeited during 2017	(38,027)	16.05	—	—
Granted during 2017	440,000	2.50	9.76	—
Balance, June 30, 2017	675,523	$5.38	8.09	$—
Exercisable on June 30, 2017	341,390	$9.29	6.76	$—

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

The options granted have a contract term ranging between three and ten years. Options granted typically vest over a four-year period, with 25% vesting after one year and the remainder ratably over the remaining three years.

Of the Company’s outstanding options, options to purchase 235,523 shares of the Company’s common stock were outstanding and options to purchase 195,373 shares of the Company’s common stock were exercisable under the 2013 Plan and options to purchase 440,000 shares of the Company’s common stock were outstanding with 146,016 exercisable under the 2015 Plan on June 30, 2017.

The following table summarizes information about stock options outstanding at June 30, 2017:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Exercise	of	Contractual	Exercise	of	Exercise
Prices	Shares	Life	Price	Shares	Price
		(In years)
$0–$10.00	532,140	9.18	$3.35	205,728	$3.98
$10.01–$15.00	30,300	6.42	$12.50	22,579	$12.50
$15.01–$20.00	96,845	2.83	$17.50	96,845	$17.50
$20.01–$25.00	16,238	4.03	$23.26	16,238	$23.26
	675,523	8.02	$6.27	341,390	$9.29

Stock based compensation expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$134,000	$149,000	$303,000	$310,000
General and administrative	249,000	202,000	350,000	417,000
	$383,000	$351,000	$653,000	$727,000

Restricted Stock

Restricted stock grants consist of shares of common stock of the Company owned by employees, consultants, and directors that are subject to vesting conditions, typically for services provided to the Company. All unvested shares of restricted stock are subject to repurchase rights and, therefore, are recorded as restricted stock.

Restricted stock activities during the six months ended June 30, 2017 were as follows:

		Weighted-
		Average
		Grant
	Shares	Price
Balance, December 31, 2016	—	$—
Granted	210,000	$1.55
Vested	(65,625)	$—
Unvested balance, June 30, 2017	144,375	$1.55

Expenses related to vesting of restricted stock are included in stock-based compensation expense. The remaining unvested shares of restricted stock vest 33% per year on March 31, 2018, 2019 and 2020.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Warrants

From time to time, we issue warrants to purchase shares of our common stock to investors, note holders and to non-employees for services rendered or to be rendered in the future. The following table represents the activity for warrants outstanding, exchanged, and issued for the six months ended June 30, 2017.

Balance outstanding at December 31, 2016	5,358,881	$3.77
Issued for Convertible Unsecured Notes	62,500	3.00
Issued for amendments to Backstop Security	41,000	3.00
Balance outstanding at June 30, 2017	5,462,381	$3.59

All warrants were exercisable at June 30, 2017, the weighted average exercise price per share was $3.59 and the weighted average remaining life was 4.16 years. The warrants outstanding as of June 30, 2017 had no intrinsic value.

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

Warrants outstanding as of June 30, 2017 consist of:

	Issue Date	Expiry Date	Number of Warrants	Exercise Price per Share
2013 Services Warrants—July	Jul-13	Jul-18	9,494	$37.50
2013 Services Warrants—August	Aug-13	Aug-18	729	37.50
2013 Services Warrants—November	Nov-13	Nov-18	2,400	50.00
2014 Services Warrants—April(1)	Apr-14	Apr-19	13,657	39.00
2014 Services Warrants—September(2)	Aug-14	Aug-19	16,000	25.00
2014 PIPE Warrants—September(3)	Sept-14	Sept-18	26,500	25.00
2014 Services Warrants—November(4)	Nov-14	Nov-18	6,500	25.00
2014 Settlement Warrants—December(5)	Dec-14	Dec-19	38,464	25.00
2015 Senior Notes Warrants(6)(14)	Apr/May-15	Apr/May-20	219,785	3.00
2015 Services Warrants—May(7)	May-15	May-20	5,514	12.50
2015 LOC Guarantee Warrants—November(8)	Nov-15	Nov-20	74,000	3.00
2015 Debt Amendment Warrants—December(9)(15)	Dec-15	Dec-20	50,000	3.00
2015 PIPE Warrants—December(10)(15)	Dec-15	Dec-20	312,500	4.00
2016 Debt Amendment Warrants—February(11)(15)	Feb-16	Feb-21	50,000	3.00
2016 Debt Amendment Warrants—March(12)(15)	Mar-16	Mar-21	500,000	3.00
2016 Unsecured Debt Warrants (13)	Sep-16–Jan-17	Sep-21–Jan-22	374,499	3.00
2016 Senior Notes Warrants	Dec-16	Dec-21	3,720,839	3.00
2017 Backstop Security Amendments—April(16)	Apr-17	Apr-22	41,000	3.00
Warrants outstanding and exercisable at June 30, 2017			5,462,381	$3.59

(1)	The 2014 Services Warrants—April were issued for fees incurred in conjunction with the issuance of convertible notes in 2014. The warrants were valued on the issuance date at $11.50 per share in conjunction with the valuation approach used for the initial valuation of the warrants issued in connection with the convertible notes issued in 2014.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

(2)	The 2014 Services Warrants—September were issued to a consultant in exchange for advisory services with no readily available fair value. The warrants were originally issued at an exercise price of $39.00 per share and had a one-time price reset provision to the exercise price of the warrants issued to investors in the convertible notes offering in April 2014 if the exercise price of such convertible notes warrants changed prior to September 30, 2014. On September 22, 2014, the exercise price was changed to $25.00 per share. There are no further exercise price changes for this warrant series. The warrants were valued using the Black-Scholes option pricing model at $131,000 on the issuance date with an additional $6,000 recorded to expense on September 22, 2014 to reflect the change in fair value resulting from the exercise price change.

(3)	On September 22, 2014, the Company issued warrants to purchase up to 26,500 shares of common stock with an exercise price of $25.00 per share in conjunction with placement agent services for the Company’s September 2014 private equity placement. The warrants were valued using the Black-Scholes option pricing model at $296,000 on the issuance date.

(4)	On November 26, 2014, the Company issued warrants to purchase up to 6,500 shares of common stock with an exercise price of $25.00 per share for compensation for investor relations services provided. The warrants were valued using the Black-Scholes option pricing model at $43,000 on the issuance date.

(5)	On December 1, 2014, the Company issued warrants to purchase up to 19,232 shares of common stock with an exercise price of $39.00 per share and on December 15, 2014 issued warrants to purchase up to 19,232 shares of common stock with an exercise price of $25.00 per share to settle potential legal disputes resulting from claims made by the investors in the November 2013 private equity placement. The warrants issued on December 1, 2014 were issued concurrent with the issuance of 8,462 shares of the Company’s common stock in partial settlement of the potential legal disputes arising from claims by two investors. The Company settled all remaining potential legal disputes with all of the remaining investors in the November 2013 private placement on December 15, 2014 by issuing the second tranche of warrants and setting the exercise price of each warrant series issued at $25.00 with no further reset provisions. The combined issuance of the warrants and expense resulting from any price changes were valued using the Black-Scholes option pricing model at $246,000 and expensed to general and administrative expense.

(6)	On April 23, 2015, the Company issued warrants to purchase up to 136,267 shares of common stock and on May 7, 2015, the Company issued warrants to purchase up to 83,518 shares of common stock, each with an exercise price of $12.50 per share in conjunction with the 2015 Senior Notes described in Note 9. The warrants were valued using the Black-Scholes option pricing model at $2,139,000 on the issuance date. On August 24, 2016, the exercise price of the warrants was reduced to $4.00 per share. Concurrent with the issuance of the 2016 Senior Notes, the exercise price of the warrants was further reduced to $3.00 per share.

(7)	On May 1, 2015, the Company issued warrants to purchase up to 5,514 shares of common stock with an exercise price of $12.50 per share in conjunction with placement agent services for the Company’s May 2015 private equity placement. The warrants were valued using the Black-Scholes option pricing model at $56,000 on the issuance date.

(8)	On November 2, 2015, the Company issued warrants to purchase up to 74,000 shares of common stock with an exercise price of $15.00 per share in conjunction with the Letter of Credit described in Note 14. The warrants were valued using the Black-Scholes option pricing model at $246,000 on the issuance date. The warrants are exercisable beginning on November 1, 2016. On April 27, 2017, the exercise price was reduced to $3.00 per share in conjunction with the amendment of the Letter of Credit described in Note 14. The Company recorded additional deferred financing charges of $30,000, representing the difference in fair value immediately before and after the repricing, which will be amortized ratably to expense through March 31, 2018.

(9)	On December 30, 2015, the Company issued warrants to purchase up to 50,000 shares of common stock with an initial exercise price of $12.50 per share in conjunction with the amendment of the 2015 Senior Notes in December 2015, as described in Note 9 above. On March 31, 2016, concurrent with the issuance of the March 2016 Warrants, the exercise price was reduced to $5.00 per share. On August 24, 2016, the exercise price of the warrants was reduced to $4.00 per share. Concurrent with the issuance of the 2016 Senior Notes, the exercise price of the warrants was further reduced to $3.00 per share.

(10)	On December 31, 2015, the Company issued warrants to purchase up to 312,500 shares of common stock with an initial exercise price of $5.00 per share in conjunction with the December private equity placement (the “December PIPE”). The warrants initially provided that if, prior to the earlier of June 30, 2016 or thirty days after the date on which the December PIPE shares and underlying warrants are registered for resale, the Company issued common share derivative securities at a price per share less than $5.00 per share, the Company was obligated to reduce the exercise price of the December PIPE warrants to a price per share equal to the newly issued shares or derivative common stock securities. This price protection clause expired on June 30, 2016. On August 24, 2016, the exercise price of the warrants was reduced to $4.00 per share. Concurrent with the issuance of the 2016 Senior Notes the exercise price of the warrants was further reduced to $3.00 per share.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

(11)	On February 2, 2016, the Company issued warrants to purchase up to 50,000 shares of common stock with an initial exercise price of $12.50 per share in conjunction with the amendment of the 2015 Senior Notes in December 2015, as described in Note 9 above. The warrants were valued using the Black-Scholes option pricing model at $148,000 on the issuance date and were recorded as a derivative liability and additional debt discount. The warrants provided that, in the event that the Company issued additional common stock derivative securities at a price per share less than the exercise price, the Company was obligated to reduce the exercise price of the February 2016 Warrants to a price per share equal to the newly issued shares or derivative common stock securities. On March 31, 2016, concurrent with the issuance of the additional debt amendment warrants, the exercise price was reduced to $5.00 per share. This price protection clause expired on June 30, 2016. On August 24, 2016, the exercise price of the warrants was reduced to $4.00 per share. Concurrent with the issuance of the 2016 Senior Notes, the exercise price of the warrants was further reduced to $3.00 per share.

(12)	On March 31, 2016, the Company issued warrants to purchase up to 500,000 shares of common stock with an initial exercise price of $5.00 per share in conjunction with the amendment of the 2015 Senior Notes in December 2015, as described in Note 9 above. The warrants were valued using the Black-Scholes option pricing model at $1,497,000 on the issuance date and were recorded as a derivative liability and additional debt discount. The warrants provided that, in the event that the Company issued additional common stock derivative securities at a price per share less than the exercise price, the Company was obligated to reduce the exercise price of the March 2016 Warrants to a price per share equal to the newly issued shares or derivative common stock securities. This price protection clause expired on June 30, 2016. On August 24, 2016, the exercise price of the warrants was reduced to $4.00 per share. Concurrent with the issuance of the 2016 Senior Notes, the exercise price of the warrants was further reduced to $3.00 per share.

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

(14)	Warrant exercise price was reduced from $12.50 to $4.00 per share on August 24, 2016 and further reduced to $3.00 per share concurrent with the issuance of the 2016 Senior Notes.

(15)	Warrant exercise price was reduced from $5.00 to $4.00 per share on August 24, 2016 and further reduced to $3.00 per share concurrent with the issuance of the 2016 Senior Notes. On August 24, 2016, the warrant agreement was amended to remove all provisions that had previously required derivative liability accounting treatment.

(16)	On April 27, 2017, the Company issued a warrant to purchase 41,000 shares of common stock at an exercise price of $3.00 per share in conjunction with the amendment of the Letter of Credit described in Note 14. The warrant was valued using the Black-Scholes option pricing model at $26,000, which will be recorded to deferred financing charges and amortized to expense ratably through the end of March 2018.

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

Lease

We lease our office facility, research and development facility and equipment under operating leases, which for the most part, are renewable. The leases also provide that we pay insurance and taxes. Our primary operating lease expired on December 31, 2016 and we extended the lease for a three-month period ending March 31, 2017 at a reduced interim rate. We signed a new lease in February 2017 for a separate facility and moved into our new headquarters facilities in April 2017.

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

Future minimum rental payments under operating leases that have initial noncancelable lease terms in excess of one year as of June 30, 2017 are as follows:

Six months ending December 31, 2017	$61,000
Year ending December 31, 2018	125,000
Year ending December 31, 2019	128,000
Year ending December 31, 2020	32,000
Total	$346,000

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

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Amendments to Backstop Security and Senior Notes

Effective as of April 27, 2017, the Company executed a First Amendment to the Support Agreement (the “BSSA Amendment”), with the individual investor. The BSSA Amendment is intended to conform the terms of the Support Agreement and related Letter of Credit to the terms of the CMLA. The BSSA Amendment (i) reduces the security obligation underlying the Letter of Credit from $2.1 million to $500,000, consistent with the current terms of the CMLA, (ii) extends the term of the backstop security to March 31, 2018, (iii) reduces the related fee payable under the Support Agreement to 1% per month for the remainder of the term, (iv) provided for the amendment and restatement of the warrant issued to the investor in connection with the execution of the Support Agreement in order to reduce the exercise price per share of common stock of to $3.00 and insert a beneficial ownership blocker provision at 4.99% (as amended and restated, the “Restated Warrant”) and (v) provided that the Company would issue the investor an additional warrant to purchase 41,000 shares of Common Stock at an exercise price of $3.00 per share, subject to a 4.99% beneficial ownership blocker.

In connection with the execution of the BSSA Amendment, on April 27, 2017, we and certain investors holding Senior Notes executed first amendments to such Senior Notes to revise the definition of “Backstop Agreement” to include any amendments, restatements, supplements or other modifications thereof, as may be permitted thereunder.

Note 15—Subsequent Events

None.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise indicated, the following discussion and analysis of our financial condition is as of June 30, 2017. Our results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Forward-Looking Statements

Forward-looking statements contained in this quarterly report on Form 10-Q are made under the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks, uncertainties, assumptions, and other factors, which, if they do not materialize or prove correct, could cause our results to differ materially from historical results, or those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements containing the words “can,” “may,” “scheduled, ”planned,” ”expects,” “believes,” “strategy,” ”opportunity,” ”anticipates,” and similar words. These statements may include, among others, plans, strategies, and objectives of management for future operations; any statements regarding proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statements of assumptions underlying any of the foregoing. The information contained in this quarterly report on Form 10-Q is as of the date of this report. Except as otherwise expressly referenced herein, we assume no obligation to update forward-looking statements. Please also refer to our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2016, which are incorporated herein by reference.

Overview

Our proprietary and patented Power Oxidation technology is designed to create greater industrial efficiencies by providing the opportunity to convert low-quality organic waste gases generated from industrial processes into usable on-site energy, thereby decreasing both operating costs and significantly reducing environmentally harmful gaseous emissions. We design, develop, license, manufacture and market our Power Oxidizers, which, when bundled with an electricity generating turbine in the 250 kilowatt, or kW, and 2 megawatt, or MW, sizes, are called Powerstations. We currently partner and are pursuing partnerships with large established manufacturers to integrate our Power Oxidizer with their gas turbines, with the goal to open substantial new opportunities for our partners to market these modified gas turbines to industries for which traditional power generation technologies previously were not technically feasible. We currently manufacture our Powerstations in the 250 kW size and manufacture just the Power Oxidizer for the 2 MW size. Beginning in 2017, Dresser-Rand a.s., a subsidiary of Dresser-Rand Group Inc., a Siemens company, or Dresser-Rand, will manufacture the 2 MW Power Oxidizers under a manufacturing license and will pay us a non-refundable license fee for each unit manufactured by Dresser-Rand.

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

Our Products and Value Proposition

We have developed a 250 kW Power Oxidizer that we integrate with a 250 kW gas turbine to produce 250 kW Powerstations. We have Powerstations currently installed at a landfill site in the Netherlands and at the Irvine campus of the University of California, Irvine, and one additional Powerstation currently in the production phase expected to be installed at a landfill in southern California. We have also built a Power Oxidizer of a significantly larger size, capable of generating sufficient heat and airflow to power a KG2 turbine produced by Dresser-Rand. Together, the Power Oxidizer and KG2 turbine comprise a 2 MW KG2/PO unit. The initial unit was constructed in the first quarter of 2016 and was used in field tests during 2016 at a third party location in Southern California. We have sold two 2 MW KG2/PO units to Dresser-Rand, each of which was delivered to the Stockton, California biorefinery site owned by Pacific Ethanol in October 2016. In December 2016, we combined the 2 MW Power Oxidizers with KG2 turbines and installed the resulting KG2/PO units. Final commissioning has been delayed due to project changes outside of the scope of our deliverables under the larger project installation, although we expect final commissioning to occur in the third quarter of 2017. We believe this scaled-up version of our Power Oxidizer, once combined with the KG2 turbine, results in a Powerstation product that is better aligned with the scale of emissions (and energy requirements) observed at the industrial facilities that we believe stand to benefit most from this technology. As with the 250 kW Powerstation, the larger Powerstations are designed to provide an alternative to typical combustion-based power generation and enable industries to utilize their own waste gases to generate power.

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

Under the CMLA, as amended, Dresser-Rand has a worldwide license to manufacture, market, commercialize and sell the Power Oxidizer as part of the Combined System within the 1 MW to 4 MW range of power capacity, or the License. Initially, the License will be exclusive, even as to us, and will remain exclusive for so long as Dresser-Rand sells a minimum number of units of the Combined System in each sales threshold, or the Sales Threshold, over a predetermined Sales Threshold time period, subject to certain conditions and exceptions. The initial Sales Threshold shall begin on the earlier of the “Initial System Completion Date” or July 15, 2017 and will be fifteen months long. The Initial System Completion Date is the date at which the final operational field test is accepted by Dresser-Rand and is expected in the third quarter of 2017. Each subsequent Sales Threshold will be one year in length thereafter. If Dresser-Rand does not meet either the initial or any subsequent Sales Threshold, and the Sales Threshold is not otherwise waived, Dresser-Rand may maintain exclusivity of the License by making a true-up payment to us for each unit that is in deficit of the Sales Threshold, or a True-Up Payment; provided, however, that Dresser-Rand may not maintain an exclusive License by making a True-Up Payment for more than two consecutive sales threshold periods. In the event Dresser-Rand does not meet the Sales Threshold, does not qualify for a waiver and elects not to make the True-Up Payment, the License will convert to a nonexclusive License.

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

In April 2017, we executed an amendment to the CMLA with Dresser-Rand, pursuant to which Dresser-Rand paid us $1.2 million in cash in April 2017, which represents advance payments on license fees for KG2/PO units representing less than the required minimum number of licenses which would otherwise be required to maintain their exclusivity under the CMLA. In exchange for this payment, we have agreed to provide a total credit of $1,760,000 against future license payments associated for these KG2/PO units, consisting of a payment credit of $1,200,000 and an additional discount of $560,000. In July 2017, we executed an additional amendment for additional payments of up to $250,000 to be applied against future license payments consisting of a payment credit of approximately $365,000 and an additional discount of approximately $115,000 for a combined payment credit of $2.1 million. To date, we have billed the entire $250,000 relating to the July 2017 amendment and received $125,000 in cash from these billings.

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

Commercial Sales Efforts

We are entering the CHP market, which is highly competitive and historically conservative in its acceptance of new technologies. To date, we have sold and delivered one 250 kW commercial Powerstation unit to the Netherlands and have sold one additional 250 kW Powerstation unit to a landfill site in Southern California. We have also sold two 2 MW Power Oxidizers to Dresser-Rand, which were delivered to a Stockton, California biorefinery site owned by Pacific Ethanol in October 2016 and installed in December 2016, but which remain subject to acceptance conditions that were not met as of June 30, 2017. These three systems, combined with the Dresser-Rand license fees of $1.6 million, represent our $4.6 million order backlog as of August 14, 2017. Between September 2015 and August 2017, we have billed $4.2 million and collected $4.1 million of our existing backlog.

In May 2016, we received a conditional purchase order for four 250 kW Powerstations, scheduled to be financed in late 2017 with delivery of Powerstations in the middle of 2018 to be installed on a landfill site in Southern California. This order is valued at approximately $4.0 million and is subject to additional pre-sales engineering and permitting requirements. We continue to be involved in the pre-sales activity for this project and expect an ordering decision by the end of the fourth quarter of 2017.

In April 2017, we executed an amendment to the CMLA with Dresser-Rand, pursuant to which Dresser-Rand paid us $1.2 million in April 2017. This payment represents an advance payment on future license fees for KG2/PO units to be sold under the CMLA. In July 2017, we received a further $125,000 advance payment on future license fees. We have not, as yet, received a purchase order for any system subject to these license fee advances. As such, we do not consider the $1.3 million of advances to be backlog as of August 14, 2017.

Amendment to CMLA

In April 2017, we executed an amendment to the CMLA with Dresser-Rand, pursuant to which Dresser-Rand paid a cash payment of $1.2 million in April 2017, which represents advance payments on license fees for KG2/PO units representing less than the required minimum number of licenses which would otherwise be required to maintain their exclusivity under the CMLA, as amended. In exchange for this payment, we have agreed to provide a total credit of approximately $1.8 million against future license payments associated for these KG2/PO units, consisting of a payment credit of $1.2 million and an additional discount of approximately $0.6 million. In July 2017, we executed an additional amendment for additional payments of up to $250,000 to be applied against future license payments consisting of a payment credit of approximately $365,000 and an additional discount of approximately $115,000 for a combined payment credit of $2.1 million. To date, we have billed the entire $250,000 relating to the July 2017 amendment and received $125,000 in cash from these billings.

The April 2017 Amendment further settled certain expense claims made by each party and provided for a mutual release. Because of this claims settlement, we accrued $124,000 at June 30, 2017 and December 31, 2016. The payment of the claims accrual is to be made in advance of certain future license fee payments payable from Dresser-Rand to the Company, expected to begin in 2017.

Concurrent with the execution of the amendment to the CMLA in April 2017 and effective on April 19, 2017, we and Dresser-Rand agreed to modify the requirements for our existing Backstop Security, as described below.

Warrants for Support Agreement

Effective as of April 27, 2017, we executed a First Amendment to that certain Backstop Security Support Agreement, effective as of November 2, 2015, or the Support Agreement, with an individual investor. The amendment is intended to conform the terms of the Support Agreement and related letter of credit, or Letter of Credit, to the terms of the CMLA. The amendment (i) reduces the security obligation underlying the Letter of Credit from $2.1 million to $500,000, consistent with the current terms of the CMLA, (ii) extends the term of the backstop security to March 31, 2018, (iii) reduces the related fee payable under the Support Agreement to 1% per month for the remainder of the term, (iv) provided for the amendment and restatement of the warrant issued to the investor in connection with the execution of the Support Agreement in order to reduce the exercise price per share of common stock of to $3.00 and insert a beneficial ownership blocker provision at 4.99%, or the Restated Warrant, and (v) provided that we would issue the investor an additional warrant to purchase 41,000 shares of common stock at an exercise price of $3.00 per share, subject to a 4.99% beneficial ownership blocker, or the New Warrant.

On April 27, 2017, in connection with the execution of the foregoing amendment, we amended and restated the Restated Warrant and issued the New Warrant to the investor. The Restated Warrant and the New Warrant are exercisable for cash or by way of a cashless exercise and provide that the exercise price thereof will be adjusted upon the occurrence of certain events such as stock dividends, stock splits and other similar events. The Restated Warrant and New Warrant include a blocker provision that prevents us from effecting any exercise in the event that the holder, together with certain affiliated parties, would beneficially own in excess of 4.99% of the shares of common stock outstanding immediately after giving effect to such exercise.

Dresser-Rand Initial Commercial Activity

In January 2015, Pacific Ethanol announced the first sale of the new KG2-3GEF/PO unit, which placed a two unit order with Dresser-Rand. Pursuant to the terms of the CLA, we began working on the initial phase of these two systems immediately after the announcement of the order received by Dresser-Rand from Pacific Ethanol. In August 2015, we received a binding purchase order from Dresser-Rand for two KG2/PO Power Oxidizer units rated for 1.75 MW for a total purchase price of $2.1 million, subsequently changed to $2.0 million by mutual agreement. We received the entire $2.0 million purchase price in the fourth quarter of 2015 after we satisfied the Dresser-Rand performance security requirement in November 2015. In September 2016, we secured the release of the license fees payable from Dresser-Rand, which had previously been placed in an escrow account and which were contingent upon satisfaction of the “Full-Scale Acceptance Test,” or FSAT, a technical milestone under the CLA that included a multitude of tests using a full, working Combined System. We received $1.1 million in cash, representing the $1.6 million license fee net of $500,000 paid to Dresser-Rand for engineering services. We have not recognized the license fees as revenues as of June 30, 2017, since the FSAT under the CLA, which was incorporated into the CMLA, as amended, was not completed as of June 30, 2017.

Other Commercial Efforts

In May 2015, we received an award for our second commercial EC250 Powerstation as part of a California Energy Commission award of $1.5 million to the University of California, Irvine’s Advanced Power & Energy Program. We received a formal purchase order of approximately $900,000 in the third quarter of 2015 and through June 2017 we have billed $900,000 and collected $815,000. The customer subsequently determined that the initial targeted order site was economically infeasible due to unforeseen grid connectivity costs and is currently evaluating alternative sites. We anticipate that delivery and commission of this Powerstation will occur in 2018.

During 2016, our commercial sales and marketing focus was to work with the domestic and international sales and marketing teams from Dresser-Rand to facilitate additional KG2/PO unit sales in order to drive Power Oxidizer sales. While we expect to close multiple KG2/PO opportunities in 2017, some of our potential orders for KG2/PO units require the successful completion of the FSAT procedures and the initial system commissioning, which we expect to occur in the third quarter of 2017. In parallel, our existing internal sales team has continued to advance commercial opportunities and enter new industrial markets with our EC250 product. We have also expanded our understanding of our greater, integrated Powerstation solution and are working towards value-added partnership relationships with key providers of products which can use our ultra-low emissions heat. We also intend to sell the Combined System, a full working KG2/PO unit described above, upon completion of the FSAT procedures. Several parties have expressed interest and we view the possible sale of the Combined System as a potential cash recovery later in 2017.

In April 2017, we executed an amendment to the CMLA with Dresser-Rand, pursuant to which Dresser-Rand agreed to pay us $1.2 million in April 2017, which represents advances on license fees for future KG2/PO systems (as described in greater detail above). In July 2017, we executed a further amendment to the CMLA, pursuant to which Dresser-Rand agreed to pay us $250,000 beginning in July 2017. To date, we have billed $250,000 and collected $125,000 related to the July 2017 amendment. We believe that Dresser-Rand’s decision to advance us such license fees for future KG2/PO units represents a commitment to the commercial deployment of the KG2/PO units.

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

Operating Expense Reduction

Beginning in the first quarter of 2016, we evaluated our cash spending, including the costs incurred with our withdrawn underwritten public offering. Beginning in the second quarter of 2016, we identified and implemented cost reductions, primarily the reduction of employee and consulting headcount and professional services, and we implemented additional cost reductions later in 2016 and into early 2017. During the three months ended March 31, 2017, we reduced our headcount and recorded $100,000 of severance charges. We also downsized our office and manufacturing facilities and eliminated additional consultants. Our goal for 2017 is to bring our cash operating expenses (operating expenses excluding stock compensation and depreciation) to below $1.0 million per quarter on a recurring basis and to receive payments from customers and licensors which will offset, in part, our research and development spending and further reduce our cash burn. For the six months ended June 30, 2017, the following table reconciles our operating expenses to this target:

Six Months Ended June 30, 2017 (unaudited)

Operating Expenses	$3,218,000
Less:
Stock based compensation	(653,000)
Depreciation and amortization	(252,000)
Cash basis operating expenses	$2,313,000

Included in operating expenses for the six months ended June 30, 2017 are $100,000 of severance-related expenses, $30,000 of employee headcount expenses incurred prior to our 2017 staff reductions, and $116,000 of non-recurring consulting expenses and legal expenses primarily associated with the negotiation of the amendment to the CMLA with Dresser-Rand. We further expect that our rent expense will decrease by approximately $35,000 per quarter for the remainder of 2017. Not included in operating expenses for the six months ended June 30, 2017 is $65,000 in recurring employee-related expenses that were capitalized into inventory for the Pacific Ethanol commissioning work.

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

Financing Activities

We had no financing activities for the six months ended June 30, 2017.

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

The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company’s financial position, operating results and cash flows for the periods presented. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation.

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

Concentrations of Credit Risk

Cash and Cash Equivalents

We maintain our non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation (“FDIC”) provides insurance coverage of up to $250,000. For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to these deposits. At June 30, 2017, we had no amounts in excess of the FDIC limit.

We consider all highly liquid investments available for current use with an initial maturity of three months or less and are not restricted to be cash equivalents. We invest our cash in short-term money market accounts.

Restricted Cash

Collateral Account

Under a credit card processing agreement with a financial institution that was entered in 2013 and cancelled in April 2017, we were required to maintain funds on deposit with the financial institution as collateral. The amount of the deposit, which is at the discretion of the financial institution, was $0 at June 30, 2017 and $50,000 at December 31, 2016.

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for international customers are supported by guarantees or letters of credit. For those customers to whom we extend credit, we perform periodic evaluations of them and maintain allowances for potential credit losses as deemed necessary. We generally do not require collateral to secure accounts receivable. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2017 and December 31, 2016, three and two customers accounted for approximately 96% and 100% of our accounts receivable, respectively.

Accounts Payable

As of June 30, 2017 and December 31, 2016, two and eight vendors, respectively, collectively accounted for approximately 28% and 50% of our total accounts payable.

Inventory

Inventory, which consists of raw materials, is stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method. At each balance sheet date, we evaluate our ending inventory for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. At June 30, 2017 and December 31, 2016, we did not have a reserve for slow-moving or obsolete inventory.

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

Accrued Warranties

Accrued warranties represent the estimated costs that will be incurred during the warranty period of our products. We make an estimate of expected costs that will be incurred by us during the warranty period and charge that expense to the condensed consolidated statement of operations at the date of sale. We also reevaluate the estimate at each balance sheet date and if the estimate is changed, the effect is reflected in the condensed consolidated statement of operations. We had no warranty accrual at June 30, 2017 or December 31, 2016. We expect that most terms for future warranties of our Powerstations and Oxidizers will be one to two years depending on the warranties provided and the products sold. Accrued warranties for expected expenditures within one year are classified as current liabilities and as non-current liabilities for expected expenditures for time periods beyond one year.

Intangible Assets

Our intangible assets represent intellectual property acquired during the reverse merger. We amortize our intangible assets with finite lives over their estimated useful lives.

Impairment of Long-Lived Assets

We account for our long-lived assets in accordance with the accounting standards which require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical carrying value of an asset may no longer be recoverable. We consider the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of June 30, 2017 and December 31, 2016, we do not believe there have been any impairments of our long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products will continue, which could result in impairment of long-lived assets in the future.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, derivative liabilities, and capital lease liabilities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2017 and December 31, 2016. The carrying amounts of short-term financial instruments are reasonable estimates of their fair values due to their short-term nature or proximity to market rates for similar items.

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

Revenues under long-term construction contracts are generally recognized using the completed-contract method of accounting. Long-term construction-type contracts for which reasonably dependable estimates cannot be made or for which inherent hazards make estimates difficult are accounted for under the completed-contract method. Revenues under the completed-contract method are recognized upon substantial completion—that is acceptance by the customer, compliance with performance specifications demonstrated in a factory acceptance test or a similar event. Accordingly, during the period of contract performance, billings and costs are accumulated on the balance sheet, but no profit or income is recorded before completion or substantial completion of the work. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimate of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. As of June 30, 2017 and December 31, 2016, we had a provision for contract losses of $760,000 and $724,000, respectively.

Research and Development Costs

Research and development costs are expensed as incurred.  Research and development costs were $600,000 and $775,000 for the three months ended June 30, 2017 and 2016, respectively, and were $1,183,000 and $1,698,000 for the six months ended June 30, 2017 and 2016, respectively.

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

Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock assumed to be outstanding during the period of computation.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares had been issued and if the additional shares of common stock were dilutive.  Approximately 10.3 million and 1.6 million shares of common stock issuable upon full exercise of all options and warrants at June 30, 2017 and 2016, respectively and all shares potentially issuable in the future under the terms of the Secured Notes Payable for 2017 and Senior Notes Payable for 2016 were excluded from the computation of diluted loss per share due to the anti-dilutive effect on the net loss per share.

All share and per share amounts in the table below have been adjusted to reflect the 1-for-50 reverse split of our issued and outstanding common stock on July 8, 2016, retroactively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(3,210,000)	$(2,185,000)	$(6,461,000)	$(6,033,000)
Weighted average number of common shares outstanding:
Basic and diluted	4,063,660	3,708,782	4,007,953	3,400,711
Net loss attributable to common stockholders per share:
Basic and diluted	$(0.79)	$(0.59)	$(1.61)	$(1.84)

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017, COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2016

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues	$—	$—	$—	$—
Cost of goods sold	—	—	—	—
Gross profit	—	—	—	—

Operating expenses:
Selling, general, and administrative	1,004,000	1,051,000	2,035,000	2,318,000
Research and development	600,000	755,000	1,183,000	1,698,000
Total operating expenses	1,604,000	1,806,000	3,218,000	4,016,000
Operating loss	(1,604,000)	(1,806,000)	(3,218,000)	(4,016,000)

Other income (expenses):
Interest expense	(117,000)	(272,000)	(921,000)	(739,000)
Amortization of debt discount	(1,365,000)	(825,000)	(2,132,000)	(1,400,000)
Loss on disposition of assets	(124,000)	—	(137,000)	—
Loss on debt extinguishment	—	—	(10,000)	—
Loss on modification of convertible debt	—	—	(43,000)	(1,429,000)
Gain (loss) on valuation of derivative liabilities	—	719,000	—	1,554,000
Total other income (expenses), net	(1,606,000)	(378,000)	(3,243,000)	(2,014,000)
Loss before provision for income taxes	(3,210,000)	(2,184,000)	(6,461,000)	(6,030,000)
Provision for income taxes	—	1,000	—	3,000
Net loss	$(3,210,000)	$(2,185,000)	$(6,461,000)	$(6,033,000)

Revenues

We had no revenues for both the three months ended June 30, 2017 and 2016, respectively, and, therefore, we had no cost of goods sold or gross profit or loss.

Operating Expenses

Total operating expenses decreased by $202,000 or 11% to $1,604,000 for the three months ended June 30, 2017 from $1,806,000 for the same period in the prior year. The reduction is primarily due to the results of cost savings efforts begun in April 2016 and continuing into 2017 and reduced Dresser-Rand integration costs.

Total operating expenses decreased by $798,000 or 20% to $3,218,000 for the six months ended June 30, 2017 from $4,016,000 for the same period in the prior year. The reduction is primarily due to the results of cost savings efforts begun in April 2016 and continuing into 2017 and reduced Dresser-Rand integration costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses costs include officer compensation, salaries and benefits, stock-based compensation expense, professional fees, occupancy costs, and other expenses including corporate overhead related costs. Total selling, general and administrative expenses for the three months ended June 30, 2017 decreased $47,000 or 4% to $1,004,000 from $1,051,000 for the same period of the prior year. The decrease is primarily due to lower employee salaries and benefits of $72,000 as a result of reductions in headcount, $53,000 in legal and professional expense and investor related expenses, and $48,000 in occupancy costs, offset by an increase of $90,000 in stock-based compensation related to the issuance of new management options and restricted stock in April 2017.

Total selling, general and administrative expenses for the six months ended June 30, 2017 decreased $283,000 or 12% to $2,035,000 from $2,318,000 for the same period of the prior year. The decrease was primarily due to reductions of $323,000 in professional services, $47,000 of occupancy costs, $114,000 in salaries and benefits and $40,000 travel related costs, partially offset by higher stock-based compensation of $34,000 related to the issuance of new management options and restricted stock in April 2017, and $90,000 for severance expenses incurred in January 2017.

Research and Development Expenses

Research and development expenses include development expenses for the Power Oxidizer and integration expenses related to our Power Oxidizer products with other partners such as Dresser-Rand and include salaries and benefits, consultant fees, cost of supplies and materials for samples and prototypes, depreciation, as well as outside services costs.  Research and development expense for the three months ended June 30, 2017 decreased $155,000 or 21% to $600,000 from $755,000 for the same period of the prior year.  The decrease is primarily due to lower costs associated with the KG2 integration consisting of lower engineering headcount costs of $151,000, stock-based compensation decrease of $58,000, occupancy cost reductions of $9,000, and partially offset by higher allocated overhead of $21,000 and outside services of $27,000.

Research and development expense for the six months ended June 30, 2017 decreased $515,000 or 30% to $1,183,000 from $1,698,000 for the same period of the prior year.  The decrease is primarily due to lower integration costs associated with the KG2 integration and testing consisting of a $381,000 decrease in employee compensation, $107,000 lower stock-based compensation and $47,000 of rent and allocated overhead due to the headquarters move to our smaller facility.

Other Income (Expenses)

Other income (expenses) for the three and six months ended June 30, 2017 consisted primarily of amortization of discount and deferred financing costs on the $9.1 million convertible Senior Notes, cash and non-cash interest on the Convertible Unsecured Notes, cash payments on the Backstop Security collateral, and losses on conversions of Senior Notes principal resulting from acceleration of unamortized note discount related to the converted Senior Notes.

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

Liquidity

The following table sets forth our cash flow information as follows:

	For the Six Months Ended June 30, 2017
	2017	2016	$ Change	% Change

Operating activities	$(1,250,000)	$(3,993,000)	$2,743,000	(69)%
Investing activities	67,000	(933,000)	1,000,000	107
Financing activities	$(6,000)	2,954,000	(2,960,000)	(100)%

Cash Flows used in Operating Activities

Our cash used in operating activities was approximately $1.3 million and $4.0 million for the six months ended June 30, 2017 and 2016, respectively. Cash used in operating activities for the six months ended June 30, 2017 resulted from a net loss of approximately $6.5 million, reduced by net non-cash charges of $3.7 million for stock-based compensation, non-cash interest expense due to amortization of debt discount and deferred financing charges, and depreciation, and a change of $1.8 million in working capital, primarily due to a $2.3 million increase in deferred revenue, inventory and prepaid expenses, offset by a $0.4 million reduction in accounts payable. Cash used in operating activities for the six months ended June 30, 2016 resulted from a net loss of approximately $6.0 million, reduced by net non-cash charges of $2.5 million for stock-based compensation, gains on revaluation of derivative securities, non-cash interest expense due to amortization of debt discount and deferred financing charges, expense related to modification of debt, and depreciation, and a change of $0.5 million of working capital, primarily due to a $1.2 million increase in inventory and prepaid expenses offset by a $0.7 million increase in accounts payable and deferred revenue.

Cash Flows from Investing Activities

Cash provided by investing activities of $0.1 million for the six months ended June 30, 2017 was attributable miscellaneous equipment and inventory sold during our facilities move. Cash used in investing activities of $0.9 million for the six months ended June 30, 2016 was attributable to the purchase of parts and equipment to build the FSAT unit for the KG2 product development.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2017 of $6,000 consisted of the repayment of existing capital leases for office equipment. Cash provided by financing activities for the six months ended June 30, 2016 of $3.0 million consisted of a private equity investment.

Capital Resources

Our principal capital requirements are to fund our working capital requirements, invest in research and development and capital equipment and fund the continued costs of public company compliance requirements.  We have historically funded our operations through debt and equity financings.

From our inception, we have incurred losses from operations. For the six months ended June 30, 2017, we incurred losses from operations and had a net loss of approximately $6.5 million. As of June 30, 2017, we had an accumulated deficit of approximately $47.6 million. For the six months ended June 30, 2017, we used cash in operations of approximately $1.3 million, which raises substantial doubt about our ability to continue as a going concern.

We expect to continue to incur substantial additional operating losses from costs related to the continuation of product and technology marketing and administrative activities.  Our cash on hand at June 30, 2017 was approximately $0.1 million.  In April 2017 we converted our restricted cash to unrestricted cash and received $1.2 million in advance license payments from Dresser-Rand.

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

Our principal sources of liquidity are cash and receivables.  As of June 30, 2017, cash and cash equivalents were $0.1 million, or 1.9% of total assets, compared to $1.4 million, or 17.4% of total assets, at December 31, 2016.  The decrease in cash and cash equivalents was primarily attributable to cash used in operating activities of $1.3 million.

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

As of June 30, 2017, the end of the quarterly period covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were ineffective at the reasonable assurance level. Such conclusion is due to the presence of material weaknesses in internal control over financial reporting. Management anticipates that our disclosure controls and procedures will remain ineffective until such material weaknesses are remediated.

Changes in Internal Control over Financial Reporting

Remediation of Material Weaknesses

To address our material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

We are attempting to remediate the material weaknesses in our disclosure controls and procedures and internal controls over financial reporting identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 by refining our internal procedures (see below).  During the six months ended June 30, 2017, we initiated the following corrective actions, which management believes are reasonably likely to materially affect our financial reporting, as they are designed to remediate the material weaknesses as described above:

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

ENER-CORE, INC. (Registrant)

Date: August 18, 2017	By:	/s/ Alain Castro
Alain Castro Chief Executive Officer

Date: August 18, 2017	By:	/s/ Domonic J. Carney
Domonic J. Carney Chief Financial Officer

EXHIBIT INDEX

			Incorporated by Reference
Exhibit				Filing		Filed
Number	Description of Exhibit	Form	File No.	Date	Exhibit	Herewith
4.1	Form of Amended and Restated Warrant, originally issued on November 2, 2015 in support of Backstop Security Support Agreement, dated November 2, 2015, as amended to date, as amended and restated on April 27, 2017	8-K	001-37642	5/1/17	4.1
4.2	Form of Warrant issued on April 27, 2017 in support of Backstop Security Support Agreement, dated November 2, 2015, as amended to date	8-K	001-37642	5/1/17	4.2
4.3	Form of Amendment to Senior Secured Notes issued in April 2015, May 2015 and December 2016, effective April 27, 2017	8-K	001-37642	5/1/17	4.3
10.1	Offer Letter to Kent Williams, effective April 14, 2017	8-K	001-37642	4/19/17	10.1
10.2	Option Agreement dated April 14, 2017 between Ener-Core, Inc. and Kent Williams	8-K	001-37642	4/19/17	10.2
10.3	First Amendment to Backstop Security Support Agreement between Ener-Core, Inc. and an investor, dated November 2, 2015, effective April 27, 2017	8-K	001-37642	5/1/17	10.1
10.4	Offer Letter to James Reiman, effective May 3, 2017	8-K	001-37642	5/8/17	10.1
10.5	Option Agreement dated May 3, 2017 between Ener-Core, Inc. and James Reiman	8-K	001-37642	5/8/17	10.2
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the SEC.

#	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

