Form 10-Q
period 2017-09-30
Ener-Core, Inc.
filed 2017-11-20
CIK 1495536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 16, 2017 there were 4,081,393 shares of the issuer’s common stock outstanding.

ENER-CORE, INC.

FORM 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

Index to the Financial Statements

Condensed Consolidated Balance Sheets—September 30, 2017 (unaudited) and December 31, 2016	2

Unaudited Condensed Consolidated Statements of Operations—For the Three and Nine Months Ended September 30, 2017 and 2016	3

Unaudited Condensed Consolidated Statements of Cash Flows—For the Nine Months Ended September 30, 2017 and 2016	4

Notes to Unaudited Condensed Consolidated Financial Statements—September 30, 2017	6

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

Ener-Core, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$194,000	$1,310,000
Restricted cash	—	50,000
Accounts receivable	216,000	87,000
Inventory	3,093,000	2,764,000
Prepaid expenses and other current assets	188,000	302,000
Total current assets	$3,691,000	$4,513,000
Property and equipment, net	2,744,000	3,247,000
Intangibles, net	15,000	20,000
Deposits and other long-term assets	44,000	28,000
Total assets	$6,494,000	$7,808,000
Liabilities and stockholders’ (deficit)
Current liabilities:
Accounts payable	$1,511,000	$1,575,000
Accrued expenses	1,373,000	663,000
Deferred revenues and customer advances	5,427,000	3,876,000
Accrued contract loss	760,000	724,000
Convertible unsecured notes payable, net of discounts	1,250,000	554,000
Capital leases payable—short term	15,000	10,000
Total current liabilities	$10,336,000	$7,402,000
Long term liabilities:
Convertible secured notes payable, net of discounts	4,186,000	630,000
Capital lease payable	15,000	4,000
Total liabilities	$14,537,000	$8,036,000
Commitments and contingencies (Note 14)
Stockholders’ deficit:
Preferred stock, $0.0001 par value. Authorized 50,000,000 shares; no shares issued and outstanding at September 30, 2017 and December 31, 2016	$—	$—
Common stock, $0.0001 par value. Authorized 200,000,000 shares; 4,063,660 and 3,829,660 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	42,025,000	40,944,000
Accumulated deficit	(50,068,000)	(41,172,000)
Total stockholders’ (deficit)	$(8,043,000)	$(228,000)
Total liabilities and stockholders’ deficit	$6,494,000	$7,808,000

See accompanying notes to condensed consolidated financial statements.

Ener-Core, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues	$—	$—	$—	$—
Cost of goods sold	—	—	—	—
Gross profit	—	—	—	—

Operating expenses:
Selling, general, and administrative	650,000	941,000	2,686,000	3,255,000
Research and development	452,000	1,170,000	1,634,000	2,871,000
Total operating expenses	1,102,000	2,111,000	4,320,000	6,126,000
Operating loss	(1,102,000)	(2,111,000)	(4,320,000)	(6,126,000)

Other income (expenses):
Interest expense	(77,000)	(246,000)	(417,000)	(985,000)
Amortization of debt discount	(1,256,000)	(809,000)	(3,969,000)	(2,209,000)
Loss on disposition of assets	—	—	(137,000)	—
Loss on debt extinguishment	—	—	(10,000)	—
Loss on modification of convertible debt	—	—	(43,000)	(1,429,000)
Gain (loss) on valuation of derivative liabilities	—	1,570,000	—	3,124,000
Total other income (expenses), net	(1,333,000)	515,000	(4,576,000)	(1,499,000)
Loss before provision for income taxes	(2,435,000)	(1,596,000)	(8,896,000)	(7,625,000)
Provision for income taxes	—	—	—	3,000
Net loss	$(2,435,000)	$(1,596,000)	$(8,896,000)	$(7,628,000)

Loss per share—basic and diluted	$(0.60)	$(0.42)	$(2.21)	$(2.12)
Weighted average common shares—basic and diluted	4,063,660	3,785,216	4,026,726	3,591,233

See accompanying notes to condensed consolidated financial statements.

Ener-Core, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(8,896,000)	$(7,628,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	340,000	398,000
Impairment of fixed assets	—	318,000
Stock-based compensation	788,000	1,027,000
(Gain) on revaluation of derivative liabilities	—	(3,124,000)
Amortization of debt discount and deferred financing fees	4,050,000	2,483,000
Expense related to modification of convertible debt	—	1,429,000
Loss on debt conversions	53,000	—
Loss on asset disposal	151,000	—
Changes in assets and liabilities:
Restricted cash	50,000	150,000
Accounts and other receivables	(99,000)	(57,000)
Prepaid expenses and other current assets	56,000	(136,000)
Inventory	(271,000)	(1,791,000)
Deferred revenues, net	1,551,000	949,000
Deposits	5,000	—
Accounts payable and other current liabilities	548,000	559,000
Cash used in operating activities	$(1,674,000)	$(5,423,000)

Cash flows from investing activities:
Purchases of property and equipment	—	(655,000)
Proceeds from sale of assets	67,000	—
Net cash provided by (used in) investing activities	$67,000	$(655,000)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	2,883,000
Proceeds from note payable, net	500,000	1,230,000
Repayment of capital leases payable	(9,000)	(20,000)
Cash provided by financing activities	$491,000	$4,093,000
Net decrease in cash and cash equivalents	(1,116,000)	(1,985,000)
Cash and cash equivalents at beginning of period	1,310,000	2,605,000
Cash and cash equivalents at end of period	$194,000	$620,000

See accompanying notes to condensed consolidated financial statements.

Ener-Core, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(unaudited)

	Nine Months Ended September 30,
	2017		2016
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes		$—	$—
Interest		$75,000	$639,000
Supplemental disclosure of non-cash activities:
Capital lease for purchase of equipment		$25,000	$2,000
Debt discount and derivative liabilities recorded upon issuance of notes		$—	$1,497,000
Debt discount recorded upon issuance of notes		$103,000	$—
Debt discount and derivative liabilities recorded for amendments of warrants		$—	$148,000
Conversion of senior convertible notes into common shares		$60,000	$—
Reclassification of warrants recorded as derivative liabilities to paid-in capital	$		$1,719,000
Debt discount recorded for amendments of warrants	$		$206,000
Debt discount and derivative liabilities recorded upon issuance of convertible Junior notes	$		$282,000
Debt discount recorded for detachable warrants issued with notes	$		$271,000
Debt discount recorded for issuance of warrants		$73,000	$—

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

Our proprietary and patented Power Oxidation technology is designed to create greater industrial efficiencies by providing the opportunity to convert low-quality organic waste gases generated from industrial processes into usable on-site energy, thereby decreasing both operating costs and significantly reducing environmentally harmful gaseous emissions. We design, develop, license, manufacture and market our Power Oxidizers, which, when bundled with an electricity generating turbine in the 250 kilowatt, or kW, and 2 megawatt, or MW, sizes, are called Powerstations. We currently partner and are pursuing partnerships with large established manufacturers to integrate our Power Oxidizer with their gas turbines, with the goal to open substantial new opportunities for our partners to market these modified gas turbines to industries for which traditional power generation technologies previously were not technically feasible. We currently manufacture our Powerstations in the 250 kW size and manufactured the Power Oxidizer for the 2 MW size for the initial two units sold. Beginning in 2017, pursuant to the CMLA (as defined below), our 2 MW partner, Dresser-Rand a.s., a subsidiary of Dresser-Rand Group Inc., a Siemens company, or Dresser-Rand, will begin to manufacture the 2 MW Power Oxidizers under a manufacturing license and will pay us a non-refundable license fee for each unit manufactured by Dresser-Rand.

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

In April 2017, we amended the terms of the CMLA to make the CMLA effective as of January 1, 2017, at which time it superseded and replaced the CLA. Pursuant to the amendment, Dresser-Rand paid us $1.2 million in cash in April 2017, which represents advance payments on license fees for KG2/PO units representing less than the required minimum number of licenses which would otherwise be required to maintain their exclusivity under the CMLA. In exchange for this payment, we have agreed to provide a total credit of $1,760,000 against future license payments associated for these KG2/PO units, consisting of a payment credit of $1,200,000 and an additional discount of $560,000. In July 2017, we executed an additional amendment for additional payments of up to $250,000 to be applied against future license payments consisting of a payment credit of approximately $365,000 and an additional discount of approximately $115,000 for a combined payment credit of $2.1 million. We have not, as yet, received a purchase order for any system subject to these license fee advances. As such, we do not consider the $1.45 million of advances to be backlog as of November 14, 2017.

The April 2017 amendment further settled certain expense claims made by each party and provided for a mutual release. Because of this claims settlement, the Company accrued $124,000 at September 30, 2017 and December 31, 2016. The payment of the claims accrual is to be made in advance of certain future license fee payments payable from Dresser-Rand to the Company, expected during 2018.

We have sustained recurring net losses and negative cash flows since inception and have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. Despite capital raises of $2.5 million in December 2015, $3.0 million in April 2016, $1.25 million in September 2016, $3.4 million in December 2016 and $900,000 in September and November 2017, we expect to require additional sources of capital to support our growth initiatives. We must secure additional funding to continue as a going concern and execute our business plan.

Through the end of 2015, our product sales were limited to initial system sales that were not profitable and required additional cash in excess of expected cash receipts. In addition, we incurred significant development and administrative expenses in order to develop our products with little or no cash contribution from sales. Beginning in 2016, we began to focus on reduction of our operating costs payable in cash through headcount and overhead cost reductions and saw an increase in cash collections from customers from sales transactions that are expected to be cash flow positive. During 2015, we received no cash from license fees. In 2016, we received $1.1 million of cash from license fees and we expect to receive additional license fees in 2017 from the CMLA, including $1.2 million received in the second quarter of 2017, $250,000 in the third quarter of 2017 and additional license payments upon receipt of firm purchase orders for licenses along with product sales receipts for 250kW unit sales.

Management’s plan is to obtain capital sufficient to meet our operating expenses by seeking additional equity and/or debt financing. Our cash and cash equivalents balance on September 30, 2017 was approximately $0.2 million. During the first three quarters of 2017, we continued our cost cutting measures by entering into a lease for a lower-cost headquarters facility, which we have occupied since April 2017, and through additional headcount reductions. We expect that the $0.2 million of cash and cash equivalents as of September 30, 2017, combined with receipts on customer billings and $0.4 million in cash proceeds received in November 2017 in connection with the issuance by the Company of additional secured indebtedness, will continue to fund our working capital needs, general corporate purposes, and related obligations into the fourth quarter of 2017 at our reduced spending levels. However, we expect to require significantly more cash for working capital and as financial security to support our growth initiatives.

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

Concentrations of Credit Risk

Cash and Cash Equivalents

We maintain our non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation (“FDIC”) provides insurance coverage of up to $250,000. For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to these deposits. At September 30, 2017, we had no amounts in excess of the FDIC limit.

We consider all highly liquid investments available for current use with an initial maturity of three months or less and are not restricted to be cash equivalents. We invest our cash in short-term money market accounts.

Restricted Cash

Collateral Account

Under a credit card processing agreement with a financial institution that was entered in 2013 and terminated in April 2017, we were required to maintain funds on deposit with the financial institution as collateral. The amount of the deposit, which is at the discretion of the financial institution, was $0 at September 30, 2017 and $50,000 at December 31, 2016.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for international customers are supported by guarantees or letters of credit. For those customers to whom we extend credit, we perform periodic evaluations of them and maintain allowances for potential credit losses as deemed necessary. We generally do not require collateral to secure accounts receivable. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2017 and December 31, 2016, three and two customers accounted for approximately 96% and 100% of our accounts receivable, respectively.

Accounts Payable

As of September 30, 2017 and December 31, 2016, one and eight vendors, respectively, collectively accounted for approximately 20% and 50% of our total accounts payable.

Inventory

Inventory, which consists of raw materials, is stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method. At each balance sheet date, we evaluate our ending inventory for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. At September 30, 2017 and December 31, 2016, we did not have a reserve for slow-moving or obsolete inventory.

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

Accrued Warranties

Accrued warranties represent the estimated costs that will be incurred during the warranty period of our products. We make an estimate of expected costs that will be incurred by us during the warranty period and charge that expense to the condensed consolidated statement of operations at the date of sale. We also reevaluate the estimate at each balance sheet date and if the estimate is changed, the effect is reflected in the condensed consolidated statement of operations. We had no warranty accrual at September 30, 2017 or December 31, 2016. We expect that most terms for future warranties of our Powerstations and Oxidizers will be one to two years depending on the warranties provided and the products sold. Accrued warranties for expected expenditures within one year are classified as current liabilities and as non-current liabilities for expected expenditures for time periods beyond one year.

Intangible Assets

Our intangible assets represent intellectual property acquired during the reverse merger. We amortize our intangible assets with finite lives over their estimated useful lives.

Impairment of Long-Lived Assets

We account for our long-lived assets in accordance with the accounting standards which require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical carrying value of an asset may no longer be recoverable. We consider the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of September 30, 2017 and December 31, 2016, we do not believe there have been any impairments of our long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products will continue, which could result in impairment of long-lived assets in the future.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, derivative liabilities, and capital lease liabilities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2017 and December 31, 2016. The carrying amounts of short-term financial instruments are reasonable estimates of their fair values due to their short-term nature or proximity to market rates for similar items.

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

Revenue Recognition

We generate revenue from the licensing of our Power Oxidizer technologies and sale of our clean power energy systems and from consulting services. Revenue is recognized when there is persuasive evidence of an arrangement, product delivery and acceptance have occurred, the sales price is fixed or determinable and collectability of the resulting receivable is reasonable assured. Amounts billed to clients for shipping and handling are classified as sales of product with related costs incurred included in cost of sales.

Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenue is recorded. We defer any revenue for which the services have not been performed or are subject to refund until such time that we and our customer jointly determine that the services have been performed or no refund will be required.

Revenues under long-term construction contracts are generally recognized using the completed-contract method of accounting. Long-term construction-type contracts for which reasonably dependable estimates cannot be made or for which inherent hazards make estimates difficult are accounted for under the completed-contract method. Revenues under the completed-contract method are recognized upon substantial completion—that is acceptance by the customer, compliance with performance specifications demonstrated in a factory acceptance test or a similar event. Accordingly, during the period of contract performance, billings and costs are accumulated on the balance sheet, but no profit or income is recorded before completion or substantial completion of the work. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimate of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. As of September 30, 2017 and December 31, 2016, we had provisions for contract losses in the amounts of $760,000 and $724,000, respectively.

Our deferred revenue balances as of September 30, 2017 consisted primary of billings and receipts of the Dresser-Rand licenses and the two Power Oxidizer units sold to Dresser-Rand and installed at a Pacific Ethanol location in Stockton, California. While delivery of the Power Oxidizer units has occurred, customer acceptance had not occurred as of September 30, 2017 and a contractual risk of loss still remained on the licensing collections. As such, we did not recognize revenues for the three or nine months ended September 30, 2017.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs were $452,000 and $1,170,000 for the three months ended September 30, 2017 and 2016, respectively, and were $1,634,000 and $2,871,000 for the nine months ended September 30, 2017 and 2016, respectively.

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

Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock assumed to be outstanding during the period of computation.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares had been issued and if the additional shares of common stock were dilutive. Approximately 10.6 million and 1.6 million shares of common stock issuable upon full exercise of all options and warrants at September 30, 2017 and 2016, respectively, and all shares potentially issuable in the future under the terms of the Convertible Secured Notes Payable for 2017 and Senior Notes Payable for 2016 were excluded from the computation of diluted loss per share due to the anti-dilutive effect on the net loss per share.

All share and per share amounts in the table below have been adjusted to reflect the 1-for-50 reverse split of our issued and outstanding common stock on July 8, 2015, retroactively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(2,435,000)	$(1,596,000)	$(8,896,000)	$(7,628,000)
Weighted average number of common shares outstanding:
Basic and diluted	4,063,660	3,785,216	4,026,726	3,591,233
Net loss attributable to common stockholders per share:
Basic and diluted	$(0.60)	$(0.42)	$(2.21)	$(2.12)

Comprehensive Income (Loss)

We have no items of other comprehensive income (loss) in any period presented. Therefore, net loss as presented in our condensed consolidated statements of operations equals comprehensive loss.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

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

Note 3—Inventory

Inventory primarily consists of Powerstation parts used as raw materials for the Company’s EC250 and KG2 orders. Work-in-progress inventory consists of Powerstation parts and employee and contract labor assembly costs for Powerstation sub-assemblies. Sub-assemblies and parts are typically shipped to end customer locations and assembled on-site. Completed Powerstations awaiting final installation and commissioning would be carried as finished goods. There was no finished goods inventory at either September 30, 2017 or December 31, 2016. Inventories consist of:

	September 30, 2017	December 31, 2016
	(unaudited)
Raw material and spare parts	$1,105,000	$990,000
Work-in-progress	1,988,000	1,774,000
Total	$3,093,000	$2,764,000

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Note 4—Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2017	December 31, 2016
	(unaudited)
Prepaid rent	$—	$52,000
Prepaid insurance	30,000	43,000
Prepaid other	78,000	96,000
Prepaid professional fees	51,000	1,000
Prepaid deferred financing fees	29,000	110,000
Total	$188,000	$302,000

Note 5—Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30, 2017	December 31, 2016
	(unaudited)
Machinery and equipment	$4,309,000	$4,377,000
Office furniture and fixtures	49,000	217,000
Computer equipment and software	202,000	176,000
Total cost	4,560,000	4,770,000
Less accumulated depreciation	(1,816,000)	(1,523,000)
Net	$2,744,000	$3,247,000

Assets recorded under capital leases and included in property and equipment in our balance sheets consist of the following:

	September 30, 2017	December 31, 2016
	(unaudited)
Machinery and equipment	$27,000	$27,000
Computer equipment and software	84,000	59,000
Total assets under capital lease	111,000	86,000
Less accumulated amortization	(82,000)	(71,000)
Net assets under capital lease	$29,000	$15,000

Depreciation expense for the three and nine months ended September 30, 2017 and 2016 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$81,000	$102,000	$282,000	$304,000
General and administrative	5,000	29,000	56,000	88,000
	$86,000	$131,000	$338,000	$392,000

Amortization of assets under capital lease was $2,000 for the three months ended September 30, 2017 and 2016, respectively, and $3,000 for the nine months ended September 30, 2017 and 2016, respectively.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Note 6—Accrued Expenses

Accrued expenses consisted of the following;

	September 30, 2017	December 31, 2016
	(unaudited)

Accrued professional fees	$160,000	$138,000
Accrued compensation	578,000	346,000
Accrued board of directors’ fees	330,000	130,000
Accrued interest	105,000	29,000
Accrued other	200,000	20,000
Total accrued expenses	$1,373,000	$663,000

Note 7—Deferred Revenues and Customer Advances

Deferred revenues and customer advances consist of balances billed on existing customer contracts for which the revenue cycle is not complete. Customer advances on equipment sales represent down payments and progress payments under the terms and conditions of equipment sales of our Power Oxidizer and Powerstation units. Prepaid license fees represent payments of license fees by Dresser-Rand and received in September 2016 but for which right of return existed as of September 30, 2017. Deferred revenues and customer advances consisted of the following:

	September 30, 2017	December 31, 2016
	(unaudited)

Customer advances on equipment sales	$2,877,000	$2,776,000
Prepaid license fees	2,550,000	1,100,000
Total deferred revenues and customer advances	$5,427,000	$3,876,000

Note 8—Convertible Senior Notes Payable

Convertible Senior Notes payable consisted of the following as of September 30, 2017:

	Principal	Debt Discount	Offering Costs	Net Total
Balance, December 31, 2016	$9,191,000	$(8,152,000)	$(409,000)	$630,000
Amortization of Debt Discount and Offering Costs	—	3,048,000	152,000	3,200,000
Conversion into common shares	(60,000)	50,000	3,000	(7,000)
2017 Senior Notes Issued	556,000	(158,000)	(35,000)	363,000
Balance, September 30, 2017	9,687,000	(5,212,000)	(289,000)	4,186,000
Less: Current Portion	—	—	—	—
Long Term Portion	$9,687,000	$(5,212,000)	$(289,000)	$4,186,000

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

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

In September 2017, the Company entered into a securities purchase agreement pursuant to which it issued a new series of convertible senior secured notes (collectively the “2017 Senior Notes”) and related warrants at identical terms as the 2016 Senior Notes described above except for the initial exercise price of the detachable warrants. The Company issued and sold new 2017 Senior Notes with a face value of $556,000 and an original issue discount of $56,000 for gross cash proceeds of $500,000. In conjunction with the issuance of the 2017 Senior Notes, the Company issued five-year warrants to purchase up to 222,222 shares of the Company’s common stock at $1.50 per share, which were valued using Black-Scholes option pricing model at $128,000. We allocated the fair value of these warrants and the conversion feature of the 2017 Senior Notes to debt discount as follows: $102,000 allocated to detachable warrants and $0 allocated to the conversion feature. We recorded an additional debt discount of $56,000 for the original issue discount, resulting in a debt discount recorded at issuance of $158,000. We will amortize this discount to interest expense over the expected remaining life of the 2017 Senior Notes, which mature on December 31, 2018.

We incurred $35,000 of offering costs in conjunction with the issuance and sale of the 2017 Senior Notes, consisting of legal and professional fees. We will amortize the offering costs to interest expense over the expected remaining life of the 2017 Senior Notes.

In conjunction with the issuance and/or amendment and restatement, as applicable, of the aggregate face value of $9,302,000 of the 2016 Senior Notes and 2015 Senior Notes, the Company issued five-year warrants to purchase up to 3,720,839 shares of the Company’s common stock at $3.00 per share, which were valued using Black-Scholes option pricing model at $6,003,000. We allocated the fair value of these warrants and the conversion feature of the 2016 Senior Notes and 2015 Senior Notes to debt discount as follows: $3,495,000 allocated to detachable warrants and $4,133,000 allocated to the conversion feature. We recorded an additional debt discount of $930,000 for the original issue discount, resulting in a debt discount recorded at issuance of $8,558,000. We will amortize this discount to interest expense over the expected remaining life of the 2016 Senior Notes and 2015 Senior Notes, which mature on December 31, 2018.

We incurred $479,000 of offering costs in conjunction with the issuance and sale of the 2016 Senior Notes and amendment and restatement of the 2015 Senior Notes, consisting of $298,000 of placement agent fees and costs and $181,000 of legal and professional fees. We will amortize the offering costs to interest expense over the expected remaining life of the 2016 Senior Notes and 2015 Senior Notes.

The Company refers to the 2017 Senior Notes, the 2016 Senior Notes and the amended and restated 2015 Senior Notes, collectively, as the “Senior Notes”. The Senior Notes are fully secured by all assets of the Company and the Company’s subsidiaries. The Senior Notes are convertible at a price per share of $2.50, which is adjustable upon a Company stock split, reverse split, or common share dividend.

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

During the nine months ended September 30, 2017, two holders of Senior Notes converted an aggregate of $60,000 of principal outstanding under the Senior Notes into 24,000 shares of the Company’s common stock. As a result of these conversions, the Company incurred a loss of $53,000, representing the unamortized debt discount and deferred financing fees.

Note 9—Convertible Unsecured Notes

Convertible Unsecured Notes payable consisted of the following as of September 30, 2017:

	Notes	Debt Discount	Offering Costs	Net Total
December 31, 2016 Balance	$1,250,000	$(666,000)	$(30,000)	$554,000
Amortization of debt discount and deferred financing costs	—	739,000	30,000	769,000
Issuance of additional warrants	—	(73,000)	—	(73,000)
Ending balance—September 30, 2017	1,250,000	—	—	1,250,000

Less: Current Portion	$(1,250,000)	$—	$—	$(1,250,000)
Long Term Portion	$—	$—	$—	$—

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

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

The Convertible Unsecured Notes bear interest at a rate of 12% per annum and mature on September 1, 2017; provided, however, that the Company may not prepay any portion of the outstanding principal and accrued and unpaid interest under the Convertible Unsecured Notes so long as any of the Senior Notes remain outstanding and in no event will the maturity date of such Convertible Unsecured Notes be earlier than at least ninety-one (91) days after the maturity date under the Senior Notes. As of September 30, 2017, the Convertible Unsecured Notes remain outstanding. The Convertible Unsecured Notes are subordinate to the Senior Notes described in Note 8. The Convertible Unsecured Notes were initially convertible at the option of the holder into common stock at a conversion price of $4.31 per share and will automatically convert into shares of common stock in the event of a conversion of at least 50% of the then outstanding (i) principal, (ii) accrued and unpaid interest with respect to such principal and (iii) accrued and unpaid late charges, if any, with respect to such principal and interest, under the Senior Notes. In connection with the issuance of the 2016 Senior Notes and amendment and restatement of the 2015 Senior Notes, the conversion price was reduced to $2.50 per share. The Convertible Unsecured Notes also contain a blocker provision that prevents the Company from effecting a conversion in the event that the holder, together with certain affiliated parties, would beneficially own in excess of 9.99% of the shares of common stock outstanding immediately after giving effect to such conversion. At any time after the issuance date of the Convertible Unsecured Notes, the Company may, at its option, redeem all or any portion of the then outstanding principal and accrued and unpaid interest with respect to such principal (the “Company Optional Redemption Amount”), at 100% of such aggregate amount; provided, however, that the Company may not redeem all or any portion of the Company Optional Redemption Amount so long as any of the Senior Notes remain outstanding without the prior written consent of the collateral agent with respect to such Senior Notes and certain investors holding the requisite number of conversion shares and warrant shares underlying the Senior Notes and related warrants.

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

As of September 30, 2017, there were no investments that required fair value measurement disclosure.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Note 11—Capital Leases Payable

Capital Leases Payable

Capital leases payable consisted of the following:

	September 30, 2017	December 31, 2016
	(unaudited)

Capital lease payable to De Lange Landon secured by forklift, 10.0% interest, due on October 1, 2018, monthly payment of $452.	$6,000	$10,000
Capital lease payable to Dell Computers secured by computer equipment, 15.09% interest, due on November 22, 2017, monthly payment of $394.	1,000	4,000
Capital lease payable to Dell Computers secured by computer equipment, 4.99% interest, due on May 1, 2020, monthly payment of $716.	23,000	—
Total capital leases	$30,000	$14,000
Less: current portion	(15,000)	(10,000)
Long-term portion of capital leases	$15,000	$4,000

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of September 30, 2017, are as follows:

	Year Ending December 31,	Amount
	2017	$7,000
	2018	12,000
	2019	8,000
	2020	5,000
Net minimum lease payments		$32,000
Less: Amount representing interest		(2,000)
Less: Taxes		—
Present value of net minimum lease payments		$30,000
Less: Current maturities of capital lease payables		(15,000)
Long-term capital lease payables		$15,000

Note 12—Equity

During the nine months ended September 30, 2017 holders of our Senior Notes converted an aggregate of $60,000 of principal outstanding under the Senior Notes into 24,000 shares of the Company’s common stock.

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

On July 15, 2015, the Company’s board of directors approved the 2015 Omnibus Incentive Plan (the “2015 Plan”), which was approved by the Company’s stockholders on August 28, 2015. Upon adoption, the 2015 Plan authorized us to grant up to 300,000 shares of the Company’s common stock and replaced the 2013 Equity Incentive Plan. As a result of the approval of the 2015 Plan, no additional grants will be made under the 2013 Plan. On August 22, 2016, the Company’s board of directors approved an amendment to the 2015 Plan to increase the total authorized pool available under the 2015 Plan to 600,000 shares of the Company’s common stock, subject to automatic increase for any shares subject to outstanding awards under the 2013 Plan that are subsequently canceled or expire. The Company’s stockholders approved the foregoing amendment on September 26, 2016. As of September 30, 2017, 83,465 shares of the Company’s common stock were available for issuance under the 2015 Plan.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

The 2015 Plan permits the granting of any or all of the following types of awards: incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards, and performance awards payable in a combination of cash and company shares. As of September 30, 2017, the Company has issued 210,000 shares of restricted common stock and options to purchase an aggregate of 440,000 shares of the Company’s common stock.

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

At September 30, 2017, total unrecognized deferred stock compensation expected to be recognized over the remaining weighted-average vesting periods of 3.60 years for outstanding grants was $1.2 million.

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

Stock-based award activity was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Balance, December 31, 2016	273,550	$13.70	5.02	$—
Forfeited during 2017	(42,551)	15.82	—	—
Granted during 2017	440,000	2.50	9.76	—
Balance, September 30, 2017	670,999	$6.21	7.80	$—
Exercisable on September 30, 2017	361,828	$8.87	6.60	$—

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

The options granted have a contract term ranging between three and ten years. Options granted typically vest over a four-year period, with 25% vesting after one year and the remainder ratably over the remaining three years.

Of the Company’s outstanding options, options to purchase 224,999 shares of the Company’s common stock were outstanding and options to purchase 196,341 shares of the Company’s common stock were exercisable under the 2013 Plan and options to purchase 446,000 shares of the Company’s common stock were outstanding with 177,487 exercisable under the 2015 Plan on September 30, 2017.

The following table summarizes information about stock options outstanding at September 30, 2017:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Exercise	of	Contractual	Exercise	of	Exercise
Prices	Shares	Life	Price	Shares	Price
		(In years)
$0–$10.00	532,140	8.93	$3.35	228,599	$3.87
$10.01–$15.00	28,300	6.20	$12.50	22,670	$12.50
$15.01–$20.00	94,845	2.58	$17.50	94,845	$17.50
$20.01–$25.00	15,714	3.82	$23.24	15,714	$23.24
	670,999	7.80	$6.21	361,828	$8.67

Stock based compensation expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$65,000	$113,000	$368,000	$423,000
General and administrative	70,000	187,000	421,000	604,000
	$135,000	$300,000	$789,000	$1,027,000

Restricted Stock

Restricted stock grants consist of shares of common stock of the Company owned by employees, consultants, and directors that are subject to vesting conditions, typically for services provided to the Company. All unvested shares of restricted stock are subject to repurchase rights and, therefore, are recorded as restricted stock.

Restricted stock activities during the nine months ended September 30, 2017 were as follows:

		Weighted-
		Average
		Grant
	Shares	Price
Balance, December 31, 2016	—	$—
Granted	210,000	$1.55
Vested	(65,625)	$—
Unvested balance, September 30, 2017	144,375	$1.55

Expenses related to vesting of restricted stock are included in stock-based compensation expense. The remaining unvested shares of restricted stock vest 33% per year on March 31, 2018, 2019 and 2020.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Warrants

From time to time, we issue warrants to purchase shares of our common stock to investors, note holders and to non-employees for services rendered or to be rendered in the future. The following table represents the activity for warrants outstanding, exchanged, and issued for the nine months ended September 30, 2017.

Balance outstanding at December 31, 2016	5,358,881	$3.77
Issued for Convertible Secured Notes	222,222	1.50
Issued for Convertible Unsecured Notes	62,500	3.00
Issued for amendments to Backstop Security	41,000	3.00
Balance outstanding at September 30, 2017	5,684,603	$3.51

All warrants were exercisable at September 30, 2017, the weighted average exercise price per share was $3.51 and the weighted average remaining life was 3.95 years. The warrants outstanding as of September 30, 2017 had no intrinsic value.

Convertible Secured Notes Warrants

On September 19, 2017, the Company issued warrants to purchase up to 222,222 shares of common stock to the holders of the 2017 Senior Notes with a $1.50 per share exercise price. The Company incorporated the fair value of the warrants issued of $128,000, valued using the Black-Scholes pricing model into the debt discount recorded for the 2017 Senior Notes as described in Note 8.

Convertible Unsecured Notes Warrants

On September 1, 2016, the Company issued warrants to purchase up to 124,999 shares of common stock to the holders of the Convertible Unsecured Notes payable. Under the terms of Securities Purchase Agreement for the Convertible Unsecured Notes, the holders of the Convertible Unsecured Notes were entitled, in the aggregate, to receive additional warrants to purchase up to 62,500 shares of common stock on each of the following dates: November 1, 2016, December 1, 2016, December 31, 2016, and January 30, 2017, in each case only in the event that the Convertible Unsecured Notes are not repaid or converted into an equity transaction prior to each issuance date. The Company issued warrants to purchase up to 250,000 shares of the Company’s common stock between November 1, 2016 and January 30, 2017, each with a five-year term. The September 1, 2016 and November 1, 2016 warrants were issued with a $4.00 per share exercise price, subsequently amended to a $3.00 per share exercise price. The Company recorded the difference in fair value, valued using the Black-Scholes pricing model as $30,000 as a result of the price change as an additional debt discount to be amortized over the expected remaining life of the Convertible Unsecured Notes. The warrants issued on December 1, 2016, December 31, 2016 and January 30, 2017 were issued with a $3.00 per share exercise price.

Warrants outstanding as of September 30, 2017 consist of:

	Issue Date	Expiry Date	Number of Warrants	Exercise Price per Share
2013 Services Warrants—July	Jul-13	Jul-18	9,494	$37.50
2013 Services Warrants—August	Aug-13	Aug-18	729	37.50
2013 Services Warrants—November	Nov-13	Nov-18	2,400	50.00
2014 Services Warrants—April(1)	Apr-14	Apr-19	13,657	39.00
2014 Services Warrants—September(2)	Aug-14	Aug-19	16,000	25.00
2014 PIPE Warrants—September(3)	Sept-14	Sept-18	26,500	25.00
2014 Services Warrants—November(4)	Nov-14	Nov-18	6,500	25.00
2014 Settlement Warrants—December(5)	Dec-14	Dec-19	38,464	25.00
2015 Senior Notes Warrants(6)(14)	Apr/May-15	Apr/May-20	219,785	3.00
2015 Services Warrants—May(7)	May-15	May-20	5,514	12.50
2015 LOC Guarantee Warrants—November(8)	Nov-15	Nov-20	74,000	3.00
2015 Debt Amendment Warrants—December(9)(15)	Dec-15	Dec-20	50,000	3.00
2015 PIPE Warrants—December(10)(15)	Dec-15	Dec-20	312,500	4.00
2016 Debt Amendment Warrants—February(11)(15)	Feb-16	Feb-21	50,000	3.00
2016 Debt Amendment Warrants—March(12)(15)	Mar-16	Mar-21	500,000	3.00
2016 Unsecured Debt Warrants (13)	Sep-16–Jan-17	Sep-21–Jan-22	374,999	3.00
2016 Senior Notes Warrants	Dec-16	Dec-21	3,720,839	3.00
2017 Backstop Security Amendments—April(16)	Apr-17	Apr-22	41,000	3.00
2017 Senior Notes Warrants	Sep-17	Sep-22	222,222	1.50
Warrants outstanding and exercisable at September 30, 2017			5,684,603	$3.51

(1)	The 2014 Services Warrants—April were issued for fees incurred in conjunction with the issuance of convertible notes in 2014. The warrants were valued on the issuance date at $11.50 per share in conjunction with the valuation approach used for the initial valuation of the warrants issued in connection with the convertible notes issued in 2014.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

(2)	The 2014 Services Warrants—September were issued to a consultant in exchange for advisory services with no readily available fair value. The warrants were originally issued at an exercise price of $39.00 per share and had a one-time price reset provision to the exercise price of the warrants issued to investors in the convertible notes offering in April 2014 if the exercise price of such convertible notes warrants changed prior to September 30, 2014. On September 22, 2014, the exercise price was changed to $25.00 per share. There are no further exercise price changes for this warrant series. The warrants were valued using the Black-Scholes option pricing model at $131,000 on the issuance date with an additional $6,000 recorded to expense on September 22, 2014 to reflect the change in fair value resulting from the exercise price change.

(3)	On September 22, 2014, the Company issued warrants to purchase up to 26,500 shares of common stock with an exercise price of $25.00 per share in conjunction with placement agent services for the Company’s September 2014 private equity placement. The warrants were valued using the Black-Scholes option pricing model at $296,000 on the issuance date.

(4)	On November 26, 2014, the Company issued warrants to purchase up to 6,500 shares of common stock with an exercise price of $25.00 per share for compensation for investor relations services provided. The warrants were valued using the Black-Scholes option pricing model at $43,000 on the issuance date.

(5)	On December 1, 2014, the Company issued warrants to purchase up to 19,232 shares of common stock with an exercise price of $39.00 per share and on December 15, 2014 issued warrants to purchase up to 19,232 shares of common stock with an exercise price of $25.00 per share to settle potential legal disputes resulting from claims made by the investors in the November 2013 private equity placement. The warrants issued on December 1, 2014 were issued concurrent with the issuance of 8,462 shares of the Company’s common stock in partial settlement of the potential legal disputes arising from claims by two investors. The Company settled all remaining potential legal disputes with all of the remaining investors in the November 2013 private placement on December 15, 2014 by issuing the second tranche of warrants and setting the exercise price of each warrant series issued at $25.00 with no further reset provisions. The combined issuance of the warrants and expense resulting from any price changes were valued using the Black-Scholes option pricing model at $246,000 and expensed to general and administrative expense.

(6)	On April 23, 2015, the Company issued warrants to purchase up to 136,267 shares of common stock and on May 7, 2015, the Company issued warrants to purchase up to 83,518 shares of common stock, each with an exercise price of $12.50 per share in conjunction with the 2015 Senior Notes described in Note 9. The warrants were valued using the Black-Scholes option pricing model at $2,139,000 on the issuance date. On August 24, 2016, the exercise price of the warrants was reduced to $4.00 per share. Concurrent with the issuance of the 2016 Senior Notes, the exercise price of the warrants was further reduced to $3.00 per share.

(7)	On May 1, 2015, the Company issued warrants to purchase up to 5,514 shares of common stock with an exercise price of $12.50 per share in conjunction with placement agent services for the Company’s May 2015 private equity placement. The warrants were valued using the Black-Scholes option pricing model at $56,000 on the issuance date.

(8)	On November 2, 2015, the Company issued warrants to purchase up to 74,000 shares of common stock with an exercise price of $15.00 per share in conjunction with the Letter of Credit described in Note 14. The warrants were valued using the Black-Scholes option pricing model at $246,000 on the issuance date. The warrants are exercisable beginning on November 1, 2016. On April 27, 2017, the exercise price was reduced to $3.00 per share in conjunction with the amendment of the Letter of Credit described in Note 14. The Company recorded additional deferred financing charges of $30,000, representing the difference in fair value immediately before and after the repricing, which will be amortized ratably to expense through March 31, 2018.

(9)	On December 30, 2015, the Company issued warrants to purchase up to 50,000 shares of common stock with an initial exercise price of $12.50 per share in conjunction with the amendment of the 2015 Senior Notes in December 2015, as described in Note 9 above. On March 31, 2016, concurrent with the issuance of the March 2016 Warrants, the exercise price was reduced to $5.00 per share. On August 24, 2016, the exercise price of the warrants was reduced to $4.00 per share. Concurrent with the issuance of the 2016 Senior Notes, the exercise price of the warrants was further reduced to $3.00 per share.

(10)	On December 31, 2015, the Company issued warrants to purchase up to 312,500 shares of common stock with an initial exercise price of $5.00 per share in conjunction with the December private equity placement (the “December PIPE”). The warrants initially provided that if, prior to the earlier of June 30, 2016 or thirty days after the date on which the December PIPE shares and underlying warrants are registered for resale, the Company issued common share derivative securities at a price per share less than $5.00 per share, the Company was obligated to reduce the exercise price of the December PIPE warrants to a price per share equal to the newly issued shares or derivative common stock securities. This price protection clause expired on June 30, 2016. On August 24, 2016, the exercise price of the warrants was reduced to $4.00 per share. Concurrent with the issuance of the 2016 Senior Notes the exercise price of the warrants was further reduced to $3.00 per share.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

(11)	On February 2, 2016, the Company issued warrants to purchase up to 50,000 shares of common stock with an initial exercise price of $12.50 per share in conjunction with the amendment of the 2015 Senior Notes in December 2015, as described in Note 9 above. The warrants were valued using the Black-Scholes option pricing model at $148,000 on the issuance date and were recorded as a derivative liability and additional debt discount. The warrants provided that, in the event that the Company issued additional common stock derivative securities at a price per share less than the exercise price, the Company was obligated to reduce the exercise price of the February 2016 Warrants to a price per share equal to the newly issued shares or derivative common stock securities. On March 31, 2016, concurrent with the issuance of the additional debt amendment warrants, the exercise price was reduced to $5.00 per share. This price protection clause expired on June 30, 2016. On August 24, 2016, the exercise price of the warrants was reduced to $4.00 per share. Concurrent with the issuance of the 2016 Senior Notes, the exercise price of the warrants was further reduced to $3.00 per share.

(12)	On March 31, 2016, the Company issued warrants to purchase up to 500,000 shares of common stock with an initial exercise price of $5.00 per share in conjunction with the amendment of the 2015 Senior Notes in December 2015, as described in Note 9 above. The warrants were valued using the Black-Scholes option pricing model at $1,497,000 on the issuance date and were recorded as a derivative liability and additional debt discount. The warrants provided that, in the event that the Company issued additional common stock derivative securities at a price per share less than the exercise price, the Company was obligated to reduce the exercise price of the March 2016 Warrants to a price per share equal to the newly issued shares or derivative common stock securities. This price protection clause expired on June 30, 2016. On August 24, 2016, the exercise price of the warrants was reduced to $4.00 per share. Concurrent with the issuance of the 2016 Senior Notes, the exercise price of the warrants was further reduced to $3.00 per share.

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

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Future minimum rental payments under operating leases that have initial noncancelable lease terms in excess of one year as of September 30, 2017 are as follows:

Three months ending December 31, 2017	$31,000
Year ending December 31, 2018	125,000
Year ending December 31, 2019	128,000
Year ending December 31, 2020	32,000
Total	$316,000

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

Note 15—Subsequent Events

In November 2017, the Company amended and restated the securities purchase agreement pursuant to which the Company issued the 2017 Senior Notes, in connection with which the Company issued and sold additional 2017 Senior Notes with an aggregate face value of $444,000 and an original issue discount of $44,000 for gross cash proceeds of $400,000. In conjunction with the issuance of the additional 2017 Senior Notes, the Company issued additional five-year warrants to purchase up to 177,778 shares of the Company’s common stock at an exercise price of $1.50 per share.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise indicated, the following discussion and analysis of our financial condition is as of September 30, 2017. Our results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Forward-Looking Statements

Forward-looking statements contained in this quarterly report on Form 10-Q are made under the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks, uncertainties, assumptions, and other factors, which, if they do not materialize or prove correct, could cause our results to differ materially from historical results, or those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements containing the words “can,” “may,” “scheduled,” “planned,” “expects,” “believes,” “strategy,” “opportunity,” “anticipates,” and similar words. These statements may include, among others, plans, strategies, and objectives of management for future operations; any statements regarding proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statements of assumptions underlying any of the foregoing. The information contained in this quarterly report on Form 10-Q is as of the date of this report. Except as otherwise expressly referenced herein, we assume no obligation to update forward-looking statements. Please also refer to our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2016, which are incorporated herein by reference.

Overview

Our proprietary and patented Power Oxidation technology is designed to create greater industrial efficiencies by providing the opportunity to convert low-quality organic waste gases generated from industrial processes into usable on-site energy, thereby decreasing both operating costs and significantly reducing environmentally harmful gaseous emissions. We design, develop, license, manufacture and market our Power Oxidizers, which, when bundled with an electricity generating turbine in the 250 kilowatt, or kW, and 2 megawatt, or MW, sizes, are called Powerstations. We currently partner and are pursuing partnerships with large established manufacturers to integrate our Power Oxidizer with their gas turbines, with the goal to open substantial new opportunities for our partners to market these modified gas turbines to industries for which traditional power generation technologies previously were not technically feasible. We currently manufacture our Powerstations in the 250 kW size and manufacture just the Power Oxidizer for the 2 MW size. Beginning in 2017, Dresser-Rand a.s., a subsidiary of Dresser-Rand Group Inc., a Siemens company, or Dresser-Rand, will begin to manufacture the 2 MW Power Oxidizers under a manufacturing license and will pay us a non-refundable license fee for each unit manufactured by Dresser-Rand.

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

Our Products and Value Proposition

We have developed a 250 kW Power Oxidizer that we integrate with a 250 kW gas turbine to produce 250 kW Powerstations. We have Powerstations currently installed at a landfill site in the Netherlands and at the Irvine campus of the University of California, Irvine, and one additional Powerstation currently in the production phase planned for installation at a landfill in southern California. We have also built a Power Oxidizer of a significantly larger size, capable of generating sufficient heat and airflow to power a 2 MW KG2 model gas turbine produced by Dresser-Rand. Together, the Power Oxidizer and KG2 turbine comprise a 2 MW KG2/PO unit. The initial unit was constructed in the first quarter of 2016 and was used in field tests during 2016 at a third party location in Southern California. We have sold two 2 MW KG2/PO units to Dresser-Rand, each of which was delivered to the Stockton, California biorefinery site owned by Pacific Ethanol in October 2016. In December 2016, we combined two of our 2 MW Power Oxidizers with KG2 turbines and installed the resulting two KG2/PO units. Final commissioning has been delayed until December 2017 due to project changes under the larger project installation which were outside of the scope of our project deliverables. Final commissioning efforts were restarted at the end of September 2017 and are scheduled to be completed later in the fourth quarter of 2017. We believe this scaled-up version of our Power Oxidizer, once combined with the KG2 turbine, results in a Powerstation product that is better aligned with the scale of emissions (and energy requirements) observed at the industrial facilities that we believe stand to benefit most from this technology. As with the 250 kW Powerstation, the larger 2 MW Powerstations are designed to provide an alternative to typical combustion-based power generation and enable industries to utilize their own waste gases to generate power.

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

We believe our Power Oxidizers provide a significantly lower fuel cost per kilowatt-hour since they can operate using both premium and refined natural gas, a wide variety of lower quality, low hydrocarbon gases, traditionally considered to be “waste” gases, as well as certain Volatile Organic Compounds, or VOCs, such as paint solvents. These gases and compounds are typically seen as a waste by-product of industrial processes, which often represent a source of pollution and, in turn, require expensive waste abatement equipment and significant recurring operating costs. As such, our Power Oxidizers are designed to serve as an opportunity for our industrial customers to reduce their fuel costs.

We also believe our Power Oxidizers provide a superior air pollution waste abatement solution for industrial customers. Typically, industrial customers require electricity and steam and generate industrial gases as a by-product of their facility operations. Prior to the introduction of our Powerstations, these customers would purchase or produce energy using a traditional gas turbine or gas reciprocating engine, which both use a combustion chamber to ignite natural gas and generate air pollution in the form of carbon dioxide, carbon monoxide and nitrogen oxides. The traditional gas turbine (or traditional engine) and by-product gases generally require pollution control equipment and recurring costs in order to comply with existing pollution standards, which vary by geography. Since both the natural gas fuel and the industrial by-product gases are oxidized in our Power Oxidizers over a much longer residence time than the comparable times of traditional combustion processes, the Power Oxidizer reduces both the gas fuels and by-products to levels below substantially all of the existing and proposed air quality emission standards in most areas of the world.

Dresser-Rand 2 MW Integration

On November 14, 2014, we entered into a Commercial License Agreement, or, as amended, the CLA, with Dresser-Rand through our wholly-owned subsidiary, Ener-Core Power, Inc., which granted Dresser-Rand the right to market and sell the Dresser-Rand KG2-3GEF 2 MW gas turbine coupled with our Power Oxidizer, as a Combined PowerStation System, and the exclusive right to commercialize our Power Oxidizer within the 1–4 MW range of power capacity, bundled with the Dresser-Rand KG2 gas-turbine product line. Between November 14, 2014 and December 31, 2016, we integrated the equipment and conducted field tests on the initial Combined System, located in Corona, California. By April 2017, with the execution of the amendment of the CMLA, as described below, we had passed all required field tests on the initial Combined System and were required to conduct one additional field test on one of the two production systems located at the Stockton, California biorefinery site owned by Pacific Ethanol, Inc., or Pacific Ethanol, which we sold to Dresser-Rand and delivered to the installation site in Stockton in October 2016. In December 2016, we combined the two 2 MW Power Oxidizers with two KG2 turbines and installed the resulting two Combined Systems. In April 2017, we conducted the tests on one of the Stockton Combined Systems and, in May 2017, provided the test results to Dresser-Rand for their review. We have one additional test to be conducted on the Stockton Combined Systems, expected in the fourth quarter of 2017.

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

Under the CMLA, as amended, Dresser-Rand has a worldwide license to manufacture, market, commercialize and sell the Power Oxidizer as part of the Combined System within the 1 MW to 4 MW range of power capacity, or the License. Initially, the License will be exclusive, even as to us, and will remain exclusive for so long as Dresser-Rand sells a minimum number of units of the Combined System in each annual sales threshold, or the Sales Threshold, over a predetermined Sales Threshold time period, subject to certain conditions and exceptions. The initial Sales Threshold began on July 15, 2017 and will be fifteen months long. Each subsequent Sales Threshold will be one year in length thereafter. If Dresser-Rand does not meet either the initial or any subsequent Sales Threshold, and the Sales Threshold is not otherwise waived, Dresser-Rand may maintain exclusivity of the License by making a true-up payment to us for each unit that is in deficit of the Sales Threshold, or a True-Up Payment; provided, however, that Dresser-Rand may not maintain an exclusive License by making a True-Up Payment for two consecutive sales threshold periods. In the event Dresser-Rand does not meet the Sales Threshold, does not qualify for a waiver and elects not to make the True-Up Payment, the License will convert to a non-exclusive License.

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

In April 2017, we executed an amendment to the CMLA with Dresser-Rand, pursuant to which Dresser-Rand paid us $1.2 million in cash in April 2017, which represents advance payments on a portion of the total license fees for KG2/PO units representing less than the required minimum number of licenses which would otherwise be required to maintain their exclusivity under the CMLA. In exchange for this payment, we have agreed to provide a total credit of $1,760,000 against a portion of future license payments associated for these KG2/PO units, consisting of a payment credit of $1,200,000 and an additional discount of $560,000. In July 2017, we executed an additional amendment for additional payments of up to $250,000 to be applied against future license payments consisting of a payment credit of approximately $365,000 and an additional discount of approximately $115,000 for a combined payment credit of $2.1 million. To date, we have billed and collected the entire $250,000 relating to the July 2017 amendment.

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

As long as the exclusive License remains in effect, we will provide certain ongoing sales and marketing support services, at no additional cost to Dresser-Rand, subject to certain agreed restrictions. Any additional sales and marketing services agreed upon by us and Dresser-Rand will be compensated at an hourly rate to be upwardly adjusted annually.

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

The CMLA prohibits us from, without the prior written consent of Dresser-Rand, permitting the creation of any encumbrance, lien or pledge of our intellectual property which would result in any modification to, revocation of, impairment of or other adverse effect on Dresser-Rand’s rights with respect to the exclusive License. In addition, all intellectual property rights that are owned by either us or Dresser-Rand as of the Execution Date will remain the sole property of such party, subject to the licenses described in the CMLA. The CMLA also contains provisions that govern the treatment of process and technology developments and any joint inventions that (i) relate to the subject matter of the CMLA and (ii) occur after the Execution Date and during the term thereof.

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

Commercial Sales Efforts

We are entering the Combined Heat and Power (“CHP”) market, which is highly competitive and historically conservative in its acceptance of new technologies. To date, we have sold and delivered one 250 kW commercial Powerstation unit to the Netherlands and have sold one additional 250 kW Powerstation unit to a landfill site in Southern California. We have also sold two 2 MW Power Oxidizers to Dresser-Rand in October 2016, which were delivered to a Stockton, California biorefinery site owned by Pacific Ethanol and installed in December 2016, but which remain subject to acceptance conditions that were not met as of September 30, 2017. These three systems, combined with the Dresser-Rand license fees of $1.6 million, represent our $4.6 million order backlog as of November 4, 2017. Between September 2015 and August 2017, we have billed $4.2 million and collected $4.1 million of our existing backlog.

In May 2016, we received a conditional purchase order for four 250 kW Powerstations, scheduled to be financed in the first quarter of 2018 with delivery of Powerstations in the middle of 2018 to be installed at the Toyon Canyon landfill site in Southern California. This order is valued at approximately $4.0 million and is subject to additional pre-sales engineering and permitting requirements. We continue to be involved in the pre-sales activity for this project and expect an ordering decision by the end of the first quarter of 2018.

In April 2017, we executed an amendment to the CMLA with Dresser-Rand, pursuant to which Dresser-Rand paid us $1.2 million in April 2017 and $250,000 in the third quarter of 2017. These payments represent an advance payment on a portion of future license fees for KG2/PO units to be sold under the CMLA. We have not, as yet, received a purchase order for any system subject to these license fee advances. As such, we do not consider the $1.45 million of advances to be backlog as of November 14, 2017.

Amendments to CMLA

In April 2017, we executed an amendment to the CMLA with Dresser-Rand, pursuant to which Dresser-Rand paid a cash payment of $1.2 million in April 2017, which represents advance payments on license fees for KG2/PO units representing less than the required minimum number of licenses which would otherwise be required to maintain their exclusivity under the CMLA, as amended. In exchange for this payment, we have agreed to provide a total credit of approximately $1.8 million against a portion of total future license payments associated for these KG2/PO units, consisting of a payment credit of $1.2 million and an additional discount of approximately $0.6 million. In July 2017, we executed an additional amendment for additional payments of up to $250,000 to be applied against a portion of future license payments consisting of a payment credit of approximately $365,000 and an additional discount of approximately $115,000 for a combined payment credit of $2.1 million. To date, we have billed and collected the entire $250,000 relating to the July 2017 amendment.

The April 2017 Amendment further settled certain expense claims made by each party and provided for a mutual release. Because of this claims settlement, we accrued $124,000 at September 30, 2017 and December 31, 2016. The payment of the claims accrual is to be made in advance of certain future license fee payments payable from Dresser-Rand to the Company, expected to begin in 2017.

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

Dresser-Rand Initial Commercial Activity

In January 2015, Pacific Ethanol announced the first sale of the new KG2-3GEF/PO unit, which placed a two unit order with Dresser-Rand. Pursuant to the terms of the CLA, we began working on the initial phase of these two systems immediately after the announcement of the order received by Dresser-Rand from Pacific Ethanol. In August 2015, we received a binding purchase order from Dresser-Rand for two KG2/PO Power Oxidizer units rated for 1.75 MW for a total purchase price of $2.1 million, subsequently changed to $2.0 million by mutual agreement. We received the entire $2.0 million purchase price in the fourth quarter of 2015 after we satisfied the Dresser-Rand performance security requirement in November 2015. In September 2016, we secured the release of the license fees payable from Dresser-Rand, which had previously been placed in an escrow account and which were contingent upon satisfaction of the “Full-Scale Acceptance Test,” or FSAT, a technical milestone under the CLA that included a multitude of tests using a full, working Combined System. We received $1.1 million in cash, representing the $1.6 million license fee net of $500,000 paid to Dresser-Rand for engineering services. We have not recognized the license fees as revenues as of September 30, 2017 since there remains a risk that the cash received in 2016 may be required to be returned if the two commercial units are not made operational. At present, we believe this risk to be low and expect to recognize revenue in the fourth quarter of 2017 for all or a portion of the cash received in 2016 under the CLA.

Other Commercial Efforts

In May 2015, we received an award for our second commercial EC250 Powerstation as part of a California Energy Commission award of $1.5 million to the University of California, Irvine’s Advanced Power & Energy Program. We received a formal purchase order of approximately $900,000 in the third quarter of 2015 and through September 2017 we have billed $900,000 and collected $815,000. The customer subsequently determined that the initial targeted order site was economically infeasible due to unforeseen grid connectivity costs and has advised us of an alternative site in Southern California. We anticipate that delivery and commission of this Powerstation will occur in 2018.

During 2016, our commercial sales and marketing focus involved working with the domestic and international sales and marketing teams from Dresser-Rand to facilitate additional KG2/PO unit sales in order to drive license fee income. While we had expected for Dresser-Rand to close multiple KG2/PO opportunities in 2017, some of our potential orders for KG2/PO units require both the successful completion of the FSAT procedures and the initial system commissioning, which we expect to occur in the fourth quarter of 2017. In parallel, our existing internal sales team has continued to advance commercial opportunities and enter new industrial markets with our EC250 product and to develop project opportunities for our existing EC250 and KG2/PO offerings. We have also expanded our understanding of our greater, integrated Powerstation solution and are working towards value-added partnership relationships with key providers of products which can use our ultra-low emissions heat.

As of September 30, 2017, we are carrying one Combined System that was used for the FSAT as a fixed asset on our balance sheet valued at approximately $2 million. After the full commissioning of the two Dresser-Rand units, we either intend to sell the Combined System, a full working KG2/PO unit, to generate cash, or alternatively install the unit in an income generating project in which we have a substantial ownership stake. Several parties have expressed interest in the unit, but we view the possible sale of the Combined System as a potential cash recovery in 2018.

Beginning in the second quarter of 2017, we began to evaluate California-based project opportunities that, once completed, could generate significant project returns from the use of our unique low pollution combined heat and power solutions and as a way to accelerate our technology adoption rate, including opportunities that would use our EC250 units and KG2/PO units in combination. We are evaluating several such projects as opportunities, which may provide us with additional revenue sources either through development fees or through a carried full or partial ownership interest. One or more of these projects could also use the value of the Combined System as a project contribution which would result in a recurring cash stream from full or partial ownership of any such project in lieu of the sale of that asset.

In April 2017, we executed an amendment to the CMLA with Dresser-Rand, pursuant to which Dresser-Rand agreed to pay us $1.2 million in April 2017, which represents advances on license fees for future KG2/PO systems (as described in greater detail above). In July 2017, we executed a further amendment to the CMLA, pursuant to which Dresser-Rand agreed to pay us $250,000 beginning in July 2017. To date, we have billed and collected $250,000 related to the July 2017 amendment. We believe that Dresser-Rand’s decision to advance us such license fees for future KG2/PO units represents a commitment to the commercial deployment of the KG2/PO units.

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

Operating Expense Reduction

Beginning in the first quarter of 2016, we evaluated our cash spending, including the costs incurred with our withdrawn underwritten public offering. Beginning in the second quarter of 2016, we identified and implemented cost reductions, primarily the reduction of employee and consulting headcount and professional services, and we implemented additional cost reductions later in 2016 and into early 2017. During the three months ended March 31, 2017, we reduced our headcount and recorded $100,000 of severance charges. We also downsized our office and manufacturing facilities and eliminated additional consultants. Our goal for 2017 is to bring our cash operating expenses (operating expenses excluding stock compensation and depreciation) to below $1.0 million per quarter on a recurring basis and to receive payments from customers and licensors which will offset, in part, our research and development spending and further reduce our cash burn. The following table reconciles our operating expenses incurred to this target for the three and nine months ended September 30, 2017:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
	(unaudited)	(unaudited)

Operating Expenses	$1,102,000	$4,320,000
Less:
Stock based compensation	(135,000)	(788,000)
Depreciation and amortization	(86,000)	(338,000)
Cash basis operating expenses	$881,000	$3,194,000

Included in operating expenses for the nine months ended September 30, 2017 are $100,000 of severance-related expenses, $30,000 of employee headcount expenses incurred prior to our 2017 staff reductions, and $116,000 of non-recurring consulting expenses and legal expenses primarily associated with the negotiation of the amendment to the CMLA with Dresser-Rand.

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

Reverse Stock Split

Our April 2015 and May 2015 senior notes (see discussion below under “Financing Activities”) included three covenants, one of which was the requirement to enter into a reverse stock split in order to increase our share price above $5.00 per share in anticipation of an underwritten public offering. Our board of directors approved a reverse stock split of our authorized, issued and outstanding shares of common stock, as well as our authorized shares of preferred stock, par value $0.0001 per share, of which no shares are issued and outstanding, at a ratio of 1-for-50, or our Reverse Stock Split. On July 8, 2015, the Reverse Stock Split became effective and the total number of shares of common stock held by each stockholder of the Company converted automatically into the number of shares of common stock equal to: (i) the number of issued and outstanding shares of common stock held by each such stockholder immediately prior to the Reverse Stock Split divided by (ii) 50. We issued one whole share of the post-Reverse Stock Split common stock to any stockholder who otherwise would have received a fractional share as a result of the Reverse Stock Split, determined at the beneficial owner level by share certificate. As a result, no fractional shares were issued in connection with the Reverse Stock Split and no cash or other consideration was paid in connection with any fractional shares that would otherwise have resulted from the Reverse Stock Split. All share and per share amounts have been adjusted to reflect the reverse stock split.

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

Financing Activities

In September 2017, the Company entered into a securities purchase agreement pursuant to which it issued a new series of convertible senior secured notes (collectively, the “2017 Senior Notes”) and related warrants at identical terms as the convertible senior secured notes issued in December 2016 except for the initial exercise price of the detachable warrants. The Company issued and sold new 2017 Senior Notes with a face value of $556,000 and an original issue discount of $56,000 for gross cash proceeds of $500,000. In conjunction with the issuance of the 2017 Senior Notes, the Company issued five-year warrants to purchase up to 222,222 shares of the Company’s common stock at $1.50 per share, which were valued using Black-Scholes option pricing model at $128,000. We allocated the fair value of these warrants and the conversion feature of the 2017 Senior Notes to debt discount as follows: $102,000 allocated to detachable warrants and $0 allocated to the conversion feature. We recorded an additional debt discount of $56,000 for the original issue discount, resulting in a debt discount recorded at issuance of $158,000. We will amortize this discount to interest expense over the expected remaining life of the 2017 Senior Notes, which mature on December 31, 2018.

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

Concentrations of Credit Risk

Cash and Cash Equivalents

We maintain our non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation (“FDIC”) provides insurance coverage of up to $250,000. For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to these deposits. At September 30, 2017, we had no amounts in excess of the FDIC limit.

We consider all highly liquid investments available for current use with an initial maturity of three months or less and are not restricted to be cash equivalents. We invest our cash in short-term money market accounts.

Restricted Cash

Collateral Account

Under a credit card processing agreement with a financial institution that was entered in 2013 and cancelled in April 2017, we were required to maintain funds on deposit with the financial institution as collateral. The amount of the deposit, which is at the discretion of the financial institution, was $0 at September 30, 2017 and $50,000 at December 31, 2016.

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for international customers are supported by guarantees or letters of credit. For those customers to whom we extend credit, we perform periodic evaluations of them and maintain allowances for potential credit losses as deemed necessary. We generally do not require collateral to secure accounts receivable. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2017 and December 31, 2016, three and two customers accounted for approximately 96% and 100% of our accounts receivable, respectively.

Accounts Payable

As of September 30, 2017 and December 31, 2016, one and eight vendors, respectively, collectively accounted for approximately 20% and 50% of our total accounts payable.

Inventory

Inventory, which consists of raw materials, is stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method. At each balance sheet date, we evaluate our ending inventory for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. At September 30, 2017 and December 31, 2016, we did not have a reserve for slow-moving or obsolete inventory.

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

Accrued Warranties

Accrued warranties represent the estimated costs that will be incurred during the warranty period of our products. We make an estimate of expected costs that will be incurred by us during the warranty period and charge that expense to the condensed consolidated statement of operations at the date of sale. We also reevaluate the estimate at each balance sheet date and if the estimate is changed, the effect is reflected in the condensed consolidated statement of operations. We had no warranty accrual at September 30, 2017 or December 31, 2016. We expect that most terms for future warranties of our Powerstations and Oxidizers will be one to two years depending on the warranties provided and the products sold. Accrued warranties for expected expenditures within one year are classified as current liabilities and as non-current liabilities for expected expenditures for time periods beyond one year.

Intangible Assets

Our intangible assets represent intellectual property acquired during the reverse merger. We amortize our intangible assets with finite lives over their estimated useful lives.

Impairment of Long-Lived Assets

We account for our long-lived assets in accordance with the accounting standards which require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical carrying value of an asset may no longer be recoverable. We consider the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of September 30, 2017 and December 31, 2016, we do not believe there have been any impairments of our long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products will continue, which could result in impairment of long-lived assets in the future.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, derivative liabilities, and capital lease liabilities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2017 and December 31, 2016. The carrying amounts of short-term financial instruments are reasonable estimates of their fair values due to their short-term nature or proximity to market rates for similar items.

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

The Company issued detachable common stock warrants to purchase common stock and secured debt with a conversion feature in April and May 2015, September 2016 and December 2016. In December 2015, we amended the secured debt issued in April and May 2015 to add a conversion feature. The Company issued additional warrants to purchase common stock with price reset provisions in December 2015, February 2016 and March 2016. These embedded derivatives and detachable warrants were evaluated under ASC topic 815-40. We determined that the warrants and conversion feature for the 2015 secured debt, the conversion feature for the September 2016 secured debt and the warrants issued with price reset provisions should be accounted for as derivative liabilities. In August 2016, all outstanding warrants that we previously determined should be accounted for as derivative liabilities were amended and we determined that, after giving effect to the amendments, we were no longer required to account for the warrants as derivative liabilities. In December 2016, we modified the terms of the September 2016 secured debt and determined that, after giving effect to the amendments, we were no longer required to account for the conversion features as derivative liabilities. We determined that the conversion features of the warrants issued in April and May 2015, September 2016 and December 2016 should not be accounted for as derivative liabilities. Warrants and the debt conversion features determined to be derivative liabilities were bifurcated from the debt host and were classified as liabilities on the condensed consolidated balance sheet. Warrants not determined to be derivative liabilities were recorded to debt discount and paid-in capital. We record the warrants and embedded derivative liabilities at fair value and adjust the carrying value of the warrants to purchase common stock and embedded derivatives to their estimated fair value at each reporting date with the increases or decreases in the fair value of such warrants and derivatives at each reporting date, recorded as a gain or (loss) in the condensed consolidated statements of operations. The warrants issued in 2015 that we no longer account for as derivative liabilities were recorded to debt discount with a corresponding entry to paid-in capital. The warrants that were amended in 2016 such that we were no longer required to account for them as derivative liabilities were marked to market immediately prior to the amendment and the fair value was reclassified on the amendment date from derivative liabilities to paid-in capital.

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

Revenues under long-term construction contracts are generally recognized using the completed-contract method of accounting. Long-term construction-type contracts for which reasonably dependable estimates cannot be made or for which inherent hazards make estimates difficult are accounted for under the completed-contract method. Revenues under the completed-contract method are recognized upon substantial completion—that is acceptance by the customer, compliance with performance specifications demonstrated in a factory acceptance test or a similar event. Accordingly, during the period of contract performance, billings and costs are accumulated on the balance sheet, but no profit or income is recorded before completion or substantial completion of the work. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimate of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. As of September 30, 2017 and December 31, 2016, we had a provision for contract losses of $760,000 and $724,000, respectively.

Our deferred revenue balances as of September 30, 2017 consisted primary of billings and receipts of the Dresser-Rand licenses and the two Power Oxidizer units sold to Dresser-Rand and installed at a Pacific Ethanol location in Stockton, California. While delivery of the Power Oxidizer units has occurred, customer acceptance had not occurred as of September 30, 2017 and a contractual risk of loss still remained on the licensing collections. As such, we did not recognize revenues for the three or nine months ended September 30, 2017.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs were $452,000 and $1,170,000 for the three months ended September 30, 2017 and 2016, respectively, and were $1,634,000 and $2,871,000 for the nine months ended September 30, 2017 and 2016, respectively.

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

Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock assumed to be outstanding during the period of computation.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares had been issued and if the additional shares of common stock were dilutive.  Approximately 10.6 million and 1.6 million shares of common stock issuable upon full exercise of all options and warrants at September 30, 2017 and 2016, respectively and all shares potentially issuable in the future under the terms of the Convertible Secured Notes Payable for 2017 and Senior Notes Payable for 2016 were excluded from the computation of diluted loss per share due to the anti-dilutive effect on the net loss per share.

All share and per share amounts in the table below have been adjusted to reflect the 1-for-50 reverse split of our issued and outstanding common stock on July 8, 2015, retroactively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(2,435,000)	$(1,596,000)	$(8,896,000)	$(7,628,000)
Weighted average number of common shares outstanding:
Basic and diluted	4,063,660	3,785,216	4,026,726	3,591,233
Net loss attributable to common stockholders per share:
Basic and diluted	$(0.60)	$(0.42)	$(2.21)	$(2.12)

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017, COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues	$—	$—	$—	$—
Cost of goods sold	—	—	—	—
Gross profit	—	—	—	—

Operating expenses:
Selling, general, and administrative	650,000	941,000	2,686,000	3,255,000
Research and development	452,000	1,170,000	1,634,000	2,871,000
Total operating expenses	1,102,000	2,111,000	4,320,000	6,126,000
Operating loss	(1,102,000)	(2,111,000)	(4,320,000)	(6,126,000)

Other income (expenses):
Interest expense	(77,000)	(246,000)	(415,000)	(985,000)
Amortization of debt discount	(1,256,000)	(809,000)	(3,970,000)	(2,209,000)
Loss on disposition of assets	—	—	(137,000)	—
Loss on debt extinguishment	—	—	(10,000)	—
Loss on modification of convertible debt	—	—	(43,000)	(1,429,000)
Gain (loss) on valuation of derivative liabilities	—	1,570,000	—	3,124,000
Total other income (expenses), net	(1,333,000)	515,000	(4,576,000)	(1,499,000)
Loss before provision for income taxes	(2,435,000)	(1,596,000)	(8,896,000)	(7,625,000)
Provision for income taxes	—	—	—	3,000
Net loss	$(2,435,000)	$(1,596,000)	$(8,896,000)	$(7,628,000)

Revenues

We had no revenues for both the three months ended September 30, 2017 and 2016, respectively, and, therefore, we had no cost of goods sold or gross profit or loss.

Operating Expenses

Total operating expenses decreased by $1,009,000 or 48% to $1,102,000 for the three months ended September 30, 2017 from $2,111,000 for the same period in the prior year. The reduction is primarily due to approximately $500,000 of reductions from cost savings efforts that we undertook in April 2016 and which continued into 2017 and approximately $500,000 of reduced Dresser-Rand integration costs.

Total operating expenses decreased by $1,806,000 or 29% to $4,320,000 for the nine months ended September 30, 2017 from $6,127,000 for the same period in the prior year. The reduction is primarily due to the results of cost savings efforts that we undertook in April 2016 and which continued into 2017 of approximately $1 million, lower non-cash stock compensation charges of approximately $300,000 and reduced Dresser-Rand integration costs of approximately $500,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses costs include officer compensation, salaries and benefits, stock-based compensation expense, professional fees, occupancy costs, and other expenses including corporate overhead related costs. Total selling, general and administrative expenses for the three months ended September 30, 2017 decreased $291,000 or 31% to $650,000 from $941,000 for the same period of the prior year. The decrease is primarily due to $117,000 of lower stock compensation expense, lower employee salaries and benefits of $36,000 as a result of reductions in headcount, $76,000 in lower professional expenses and public company related expenses, and $145,000 in lower facility related costs.

Total selling, general and administrative expenses for the nine months ended September 30, 2017 decreased $569,000 or 17% to $2,686,000 from $3,255,000 for the same period of the prior year. The decrease was primarily due to lower stock compensation expenses of $83,000, reduced employee related costs of $60,000 due to the headcount reduction, reductions of $300,000 in professional expenses and public company related expenses, and $136,000 of lower facility related costs.

Research and Development Expenses

Research and development expenses include development expenses for the Power Oxidizer and integration expenses related to our Power Oxidizer products with other partners, such as Dresser-Rand, and include salaries and benefits, consultant fees, cost of supplies and materials for samples and prototypes, depreciation, as well as outside services costs.  Research and development expense for the three months ended September 30, 2017 decreased $718,000 or 61% to $452,000 from $1,170,000 for the same period of the prior year. The decrease was primarily due to reductions of $517,000 for non-recurring Dresser-Rand integration costs incurred in 2016, $178,000 of facility related costs, and $48,000 of lower stock-based compensation offset by an increase of $81,000 in salaries and benefits due to a reduction of salaries capitalized into inventory in 2016 but expensed in 2017.

Research and development expense for the nine months ended September 30, 2017 decreased $1,237,000 or 43% to $1,634,000 from $2,871,000 for the same period of the prior year.  The decrease is primarily due to $501,000 of lower integration costs associated with the KG2 integration and testing, a $300,000 decrease in employee compensation, $155,000 of lower stock-based compensation and $282,000 of reduced facility related costs.

Other Income (Expenses)

Other income (expenses) for the three and nine months ended September 30, 2017 consisted primarily of amortization of discount and deferred financing costs on the $9.6 million convertible senior secured notes issued in April and May 2015, December 2016 and September 2017, or the Senior Notes, cash and non-cash interest on the convertible unsecured notes issued in September 2017, or the Convertible Unsecured Notes, cash payments on the Backstop Security collateral, and losses on conversions of Senior Notes principal resulting from acceleration of unamortized note discount related to the converted Senior Notes.

Other income (expenses) for the three and nine months ended September 30, 2016 consisted primarily of cash and non-cash interest on the convertible senior secured notes issued in April and May 2015, or the 2015 Notes, the non-recurring charge for the modification of such 2015 Notes, cash and non-cash charges on the backstop security arrangement, and the mark to market adjustment for our derivative liabilities related to the 2015 Notes and the warrants issued in conjunction with our December 2015 private equity placement.

Liquidity

The following table sets forth our cash flow information as follows:

	For the Nine Months Ended September 30, 2017
	2017	2016	$ Change	% Change

Operating activities	$(1,674,000)	$(5,423,000)	$3,749,000	(69)%
Investing activities	67,000	(655,000)	722,000	110%
Financing activities	$491,000	4,093,000	(3,602,000)	(88)%

Cash Flows used in Operating Activities

Our cash used in operating activities was approximately $1.7 million and $5.4 million for the nine months ended September 30, 2017 and 2016, respectively. Cash used in operating activities for the nine months ended September 30, 2017 resulted from a net loss of approximately $8.9 million, reduced by net non-cash charges of $5.4 million for stock-based compensation, non-cash interest expense due to amortization of debt discount and deferred financing charges, and depreciation, and a change of $1.8 million in working capital, primarily due to a $1.5 million increase in deferred revenue, a $0.5 million increase in accounts payable, and offset by a $0.3 million increase in inventory. Cash used in operating activities for the nine months ended September 30, 2016 resulted from a net loss of approximately $7.6 million, reduced by net non-cash charges of $2.5 million for stock-based compensation, gains on revaluation of derivative securities, non-cash interest expense due to amortization of debt discount and deferred financing charges, expense related to modification of debt, and depreciation, and a change of $0.3 million of working capital, primarily due to a $1.9 million increase in inventory and prepaid expenses offset by a $1.6 million increase in accounts payable and deferred revenue.

Cash Flows from Investing Activities

Cash provided by investing activities of $0.1 million for the nine months ended September 30, 2017 was attributable miscellaneous equipment and inventory sold during our facilities move. Cash used in investing activities of $0.7 million for the nine months ended September 30, 2016 was attributable to the purchase of parts and equipment to build the FSAT unit for the KG2 product development.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2017 of $491,000 consisted of $500,000 in proceeds from the issuance of 2017 Senior Notes and the repayment of existing capital leases for office equipment. Cash provided by financing activities for the nine months ended September 30, 2016 of $4.1 million consisted of a private equity investment of $2.9 million and proceeds from the issuance of the Convertible Unsecured Notes of $1.2 million.

Capital Resources

Our principal capital requirements are to fund our working capital requirements, invest in research and development and capital equipment and fund the continued costs of public company compliance requirements.  We have historically funded our operations through debt and equity financings.

From our inception, we have incurred losses from operations. For the nine months ended September 30, 2017, we incurred losses from operations and had a net loss of approximately $8.9 million. As of September 30, 2017, we had an accumulated deficit of approximately $50 million. For the nine months ended September 30, 2017, we used cash in operations of approximately $1.7 million, which raises substantial doubt about our ability to continue as a going concern.

We expect to continue to incur substantial additional operating losses from costs related to the continuation of product and technology marketing and administrative activities.  Our cash on hand at September 30, 2017 was approximately $0.2 million.  Between April 2017 and September 2017, we received $1.7 million in advance license payments from Dresser-Rand.

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

Our principal sources of liquidity are cash and receivables.  As of September 30, 2017, cash and cash equivalents were $0.2 million, or 3.0% of total assets, compared to $1.4 million, or 17.4% of total assets, at December 31, 2016.  The decrease in cash and cash equivalents was primarily attributable to cash used in operating activities of $1.7 million offset by the $0.5 million in proceeds from the issuance of the 2017 Senior Notes.

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

As of September 30, 2017, the end of the quarterly period covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were ineffective at the reasonable assurance level. Such conclusion is due to the presence of material weaknesses in internal control over financial reporting. Management anticipates that our disclosure controls and procedures will remain ineffective until such material weaknesses are remediated.

Changes in Internal Control over Financial Reporting

Remediation of Material Weaknesses

To address our material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

We are attempting to remediate the material weaknesses in our disclosure controls and procedures and internal controls over financial reporting identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 by refining our internal procedures (see below).  During the nine months ended September 30, 2017, we initiated the following corrective actions, which management believes are reasonably likely to materially affect our financial reporting, as they are designed to remediate the material weaknesses as described above:

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

PART II—OTHER INFORMATION

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

ENER-CORE, INC. (Registrant)

Date: November 20, 2017	By:	/s/ Alain Castro
Alain Castro Chief Executive Officer

Date: November 20, 2017	By:	/s/ Domonic J. Carney
Domonic J. Carney Chief Financial Officer

EXHIBIT INDEX

			Incorporated by Reference
Exhibit				Filing		Filed
Number	Description of Exhibit	Form	File No.	Date	Exhibit	Herewith
4.1	Form of Convertible Senior Secured Promissory Note	8-K	001-37642	9/20/17	4.1
4.2	Form of Warrant	8-K	001-37642	9/20/17	4.2
4.3	Form of 2015 Amendment Agreement, effective as of September 19, 2017	8-K	001-37642	9/20/17	4.3
4.4	Form of 2016 Amendment Agreement, effective as of September 19, 2017	8-K	001-37642	9/20/17	4.4
4.5	Form of Second Amendment to Convertible Unsecured Promissory Notes issued in September 2016, effective as of September 19, 2017	8-K	001-37642	9/20/17	4.5
10.1	Form of Securities Purchase Agreement, dated September 19, 2017, by and among Ener-Core, Inc. and certain investors set forth therein, including the form of Guaranty of Ener-Core Power, Inc., as amended	8-K	001-37642	9/20/17	10.1
10.2	Form of Second Amendment to Subordination and Intercreditor Agreement, dated November 2, 2015, by and among Ener-Core, Inc., Ener-Core Power, Inc., Anthony Tang and Empery Tax Efficient, LP, effective as of September 19, 2017	8-K	001-37642	9/20/17	10.2
10.3	Form of Second Amendment to Subordination and Intercreditor Agreement, dated September 1, 2016, by and among Ener-Core, Inc., Ener-Core Power, Inc., Longboard Capital Advisors LLC, Anthony Tang and Empery Tax Efficient, LP, effective as of September 19, 2017	8-K	001-37642	9/20/17	10.3
10.4	Form of Third Amendment to Pledge and Security Agreement, dated April 23, 2015, by and among Ener-Core, Inc., Ener-Core Power, Inc. and Empery Tax Efficient, LP, effective as of September 19, 2017	8-K	001-37642	9/20/17	10.4
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the SEC.

#	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

