Form 10-K
period 2017-12-31
Ener-Core, Inc.
filed 2018-04-16
CIK 1495536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

As of June 30, 2017, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $6.0 million, based on a closing price of $1.50 per share of common stock as reported on the OTCQB Marketplace on such date.

As of April 10, 2018, the registrant had 4,106,393 shares of common stock outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2017

Forward Looking Statements

This report contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the registrant. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words “estimate,” “anticipate,” “believe,” “expect,” or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this report, including the matters set forth under the captions “Risk Factors” and in the registrant’s other SEC filings. These risks and uncertainties could cause the registrant’s actual results to differ materially from those indicated in the forward-looking statements. The registrant undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments. These forward-looking statements include, but are not limited to, statements about:

●	Our estimates regarding operating results, future revenues, capital requirements and the need for additional financing.

●	Strategy for customer growth, retention, product development, market position, financial results and reserves.

●	Customer acceptance of and demand for our products.

●	Anticipated levels of capital expenditures and uses of capital for fiscal year 2018.

●	Current or future volatility in the credit markets and future market conditions.

●	Expectations of the effect on our financial condition of claims, litigation, contingent liabilities, warranty-related costs and stock price volatility.

●	Strategy for risk management.

●	Our ability to effectively manage growth and expansion.

●	Economic and financial conditions, including volatility in interest and exchange rates, commodity and equity prices and the value of financial assets.

●	The occurrence of hostilities, political instability or catastrophic events.

●	Changes in customer demand or market opportunity.

●	Changes in the price of key components and disruptions in supply chains for these components.

●	Disruptions to our technology network, including computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of our operating systems, structures or equipment.

●	Our intellectual property position and the intellectual property positions of third parties.

●	The impact of government laws, regulations and policies.

●	Our ability to continue as a going concern.

●	Other risk factors discussed under “Risk Factors.”

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

Overview

We are a small public company in the early commercialization stages of a heavily patented technology that generates substantially pollution-free electricity and heat energy using refined natural gas, industrial waste gases or Volatile Organic Compounds (VOCs) from a wide range of industrial plants as well as agricultural operations.

Our technology is designed to enable participants in a wide range of industries to lower their operating costs by generating clean, on-site electricity and thermal energy from their waste gas by-products. We estimate that the global market for waste gas-to-energy equipment is approximately $75 billion based on methane gas emissions reported by the U.S. Environmental Protection Agency, or EPA, and data from government ministries of other industrialized countries. We provide an opportunity for industry participants to reduce spending for compliance with environmental standards, and instead use these gases to generate and/or sell energy.

Our technology enables industrial companies that produce and emit low quality, by-product waste gases to develop their own on-site co-generation plants that will consume these waste gases as low-cost fuels, in order to generate low-cost energy for their operations. In traditional co-generation plants, fuel is purchased to run the plant, and the fuel costs typically represent 60–70% of the operating cost of the plants. The on-site co-generation plants that utilize our technology tend to generate far more attractive internal rates of return than traditional co-generation plants (due to the use of low-cost or zero-cost fuels) while also producing almost no Nitrogen Oxide gases, or NOx, which is critical in states like California that have significant environmental regulations. Further, we believe that there is an indisputable trend in the energy infrastructure markets, whereby many industrial sites wish to have an on site co-generation plant, but prefer to have these facilities owned and operated by a third-party energy services company. This provides an opportunity for us and other project developers, owners and operators to structure and manage these long-term assets. We believe that co-generation, or Co-Gen, plants used at industrial sites should typically pay for themselves in approximately four years, and should be able to generate consistent cash flows by selling power and clean heat energy to the industrial facility providing the waste gas (or to a creditworthy third-party customer).

Our first major customer installation of two power stations with 3.5 megawatt, or MW, total power capacity commenced operation in January 2018. This installation was coordinated by Dresser-Rand, a Siemens Company, with whom we entered into a long-term license for our technology that we believe will produce substantial recurring future revenues.

In collaboration with the Siemens international sales teams, we are targeting thousands of wastewater treatment plants, oil and gas facilities, petrochemical plants, landfills and other industrial plants as potential customers for deployment of our technology. We have also entered into a global licensing agreement with Dresser-Rand/Siemens whereby Siemens globally markets, sells and manufactures systems within the 1–4 MW capacities. We also plan to enter into additional license agreements for systems with different power capacities with first-tier global engineering equipment companies. We expect that each additional license agreement will deploy additional products into the market and generate additional cash flows from the license fees. In parallel, our management team will focus on developing additional projects (as well as partnering with established energy project developers) so that we can participate in the ownership of these plants while further accelerating deployment of more systems in the field.

Our Technology

Our technology is a flameless oxidation process that replaces the combustion chamber within a traditional gas turbine, and enables the modified gas turbine to also use waste gases and low BTU gases as a fuel source to generate electricity and clean heat energy for combined heat and power, or CHP, applications. The electricity is sold or used onsite and the ultra-low pollution heat energy can be used in a variety of common industrial processes, including steam production, curing and drying, cooling and heating and heating fluid systems. As the technology has no flame, it produces almost no NOx, a serious cancer-causing air pollutant that typically requires significant costs for air pollution compliance. Meanwhile, our technology also enables industrial companies to generate and monetize valuable NOx government credits by producing on-site power without NOx.

Our proprietary thermal oxidizer units convert hydrocarbon gases into energy in a pressure vessel called a Power Oxidizer. Within the Power Oxidizer, the fuel gases are converted to heat, without reaching ignition temperature. The process reduces the pollution abatement costs typically associated with the disposal of these gases, while using these gases productively to produce power, which can be used on-site or sold to generate revenues.

Our technology creates customer value by displacing the fuel consumption of gas-fired equipment and substantially eliminating certain air pollution control equipment. In selected side-by-side comparisons, Power Oxidizer installations are forecasted to have unlevered internal rates of return of as much as 800 basis points above competing gas-fired co-generation power turbine solutions due the additional project return value including: i) our Power Oxidizers’ use of less expensive unrefined natural gases as a fuel source, as compared to purchased, refined natural gas; and ii) the lower air pollution output of our Power Oxidizers which in many projects can reduce or even eliminate the need for on-site and costly pollution abatement equipment.

Our units divert polluting waste gases that are typically flared or destroyed by burning with refined natural gas into a useful fuel for low-cost energy generation. This shift generates substantial savings on pollution control equipment and additional value from the production of low-cost, usable electric power and heat from waste gas.

To date, we have developed the 250kW Ener-Core Powerstation EC250, or EC250, and its larger counterpart, the 2MW Ener-Core Powerstation KG2-3GEF/PO. By integrating thermal oxidation with proven gas turbines, these systems consume a wide range of gases such as methane (from 100% to as low as 1.5% methane concentration) and volatile organic compounds, or VOCs, while producing near-zero NOx emissions. Some of the benefits and features of our systems integrated with 250kW and 2MW gas turbines are:

●	Production of low-cost base-load power, from low-cost (or zero cost) fuels;

●	Ultra-low NOx emissions of less than 1 part per million volume;

●	Compliant with stringent environmental standards;

●	Wide fuel range tolerance as low as 1.5% methane content;

●	Minimal required fuel conditioning;

●	No use of catalysts or chemicals;

●	Acceptance of hydrogen sulfide; and

●	Tolerant of siloxanes.

Our technology accelerates a naturally occurring, gas oxidation process. Oxidation occurs when a substance reacts with oxygen over a prolonged period of time. Under normal atmospheric conditions, oxidation is a slow reaction and is observed in nature as the rusting of metals or tarnishing of silver; however, oxidation also occurs during the decomposition of organic materials, including the decomposition of hydrocarbon gases into water, heat and carbon dioxide. Our research and development team has developed a process to accelerate the natural decomposition of hydrocarbon gases in a pressure vessel and, by doing so, accelerate the oxidation of these waste gases to usable heat energy. The acceleration of the reaction allows our pressure vessels to provide for a low cost, low pollution, industrial heat source from waste gas streams, VOCs (such as paint thinners and solvents), or premium refined natural gas.

In nature, methane and other greenhouse gases react with oxygen in the air and are eventually decomposed through an oxidation reaction over a period of 10 to 20 years. The speed of the reaction is dependent on three primary variables: the temperature, the pressure of the gases, and the abundance of oxygen. The oxidation reaction is exothermic (i.e., generates heat as a natural output of the chemical reaction), but since the reaction occurs slowly in natural, ambient conditions, the heat generated by the reaction is dissipated and normally unnoticeable. Our Power Oxidizer accelerates the natural process by introducing a hydrocarbon-rich waste gas stream into a pressure vessel with a high concentration of air, under pressure, and at high temperature. The combination of these factors results in an accelerated oxidation reaction occurring in 0.5–1.25 seconds. By controlling the reaction within the steady state environment of our Power Oxidizers, the captured heat generated from the reaction provides a heat output within the heat profile ranges necessary to operate standard gas turbines or industrial equipment requiring heat, such as ovens, dryers, or chiller units. The process does not ignite the gaseous fuel, resulting in air pollution levels well below most air quality standards. The length (over 0.5 seconds) of resident time of the gases in our Power Oxidizers allows the reaction to not only extract thermal energy, but also serves as a highly efficient device to eliminate other air pollution that is increasingly regulated by air quality pollution regulations.  Our Power Oxidation technology, however, is not useful for combustion of exhaust gases emitted as the result of combustion reactions, such as carbon dioxide or carbon monoxide.

Traditionally, industrial heat is provided by the combustion of a hydrocarbon, which generates pollution such as NOx as a by-product. NOx emissions have been scientifically proven to cause asthma, certain cancers, and other diseases and, as such, are highly regulated and are often a significant barrier to industrial expansion by air pollution regulators in many of our target markets. By comparison, our Power Oxidizers provide sufficient and steady heat at temperatures lower than the temperatures at which NOx is generated in a typical combustion reaction. The combination of our ability to utilize a low quality or “waste” fuel with the elimination of NOx generation (as compared to combustion heat sources) makes our Power Oxidizers a superior alternative to traditional heat generation sources and provides a competitive advantage for our technology.

Further, our Power Oxidizers are designed to operate on gases with low energy densities. As compared to alternative chemical reactions, such as combustion, which typically require refined and high BTU concentration fuels, our Power Oxidizers can operate on waste gases with extremely low BTU concentration of organic gases or, if required, on commercially available natural gas or other high quality hydrocarbon gas products. We believe these benefits provide for a much greater range of potential fuels than traditional co-generation technologies and open up markets for co-generation power plant opportunities that traditional co-generation is unable to serve.

See Figure 1 below for the gas density operating range of our Power Oxidizers compared to other co-generation technologies and pollution abatement solutions for different potential waste fuels.

Figure 1

Our Products

Our first commercial product, or the EC Series, is the EC250, which consists of a combination of our Power Oxidizer and a 250 kW gas turbine. The gas turbine was initially developed by Ingersoll-Rand, plc, or Ingersoll-Rand, and subsequently enhanced by our predecessor, FlexEnergy, Inc., FlexEnergy. The substitution of the Power Oxidizer for the combustor within a traditional turbine allows for the resulting, modified turbine to utilize low energy density waste gases as a fuel, in place of commercially purchased gases. The low energy density gases that the EC Series products can use as a fuel do not have an alternative commercial market as traditional combustion-based turbines require uncontaminated high energy fuels and thus cannot run on low energy density gases, and therefore such low energy density gases have no market value. In most of our targeted geographical markets, these low-quality gases would require pollution abatement equipment, often at considerable expense, to comply with air quality standards. Our products utilize the low quality gases as a fuel source and eliminate the gases to emissions level well below the current best practices pollution abatement alternatives.

Our second commercial product is currently sold under a contract manufacturing and commercial licensing agreement, or CMLA, with Dresser-Rand. In November 2014, we entered into a commercial license agreement, or CLA, with Dresser-Rand pursuant to which we agreed to jointly develop a Powerstation that consisted of our Power Oxidizer integrated with a Dresser-Rand KG2 turbine rated up to 2 MW of power output. The resulting product is currently being marketed and sold by Dresser-Rand’s international teams under the Dresser-Rand brand and is called the KG2-3GEF/PO (or KG2 with Power Oxidizer, or KG2/PO). In June 2016, we executed the CMLA, which was intended to replace the CLA upon satisfaction of certain requirements. In April 2017, we amended the terms of the CMLA to make the CMLA effective as of January 1, 2017, at which time it superseded and replaced the CLA. The CLA required us to fulfill, sell and warranty any Power Oxidizers sold to Dresser-Rand. The first two systems sold to Dresser-Rand were shipped to a Stockton, California biorefinery site owned by Pacific Ethanol, Inc., or Pacific Ethanol, and were connected and synchronized with the power grid in January 2018. Completion of the installation and handoff of the two systems by Dresser -Rand to Pacific Ethanol is currently scheduled to take place during the second quarter of 2018, though this timetable could change based upon the results of testing, implementation, and refinements. Any future 2 MW systems are expected to be sold under the CMLA based on a per unit royalty payment payable to us and without a product warranty requirement by us.

We believe our Power Oxidizers provide a significantly lower fuel cost per kilowatt hour since they can operate using both premium and refined natural gas, a wide variety of lower quality, low hydrocarbon gases, traditionally considered to be “waste” gases, as well as certain VOCs such as paint solvents. These gases and compounds are typically seen as a waste by-product of industrial processes, which often represent a source of pollution and, in turn, require expensive air pollution abatement equipment and significant recurring operating costs. As such, our Power Oxidizers are designed to serve as an opportunity for our industrial customers to reduce their fuel costs.

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

While we expect to receive the bulk of our future revenues for the next several years from the CMLA with Dresser-Rand, we are also evaluating selected greenfield project opportunities as an additional revenue channel. We are evaluating our possible role in the development of certain California-based projects which would involve the integration of our technology with additional third-party equipment, to provide a recurring revenue stream from power sales and increase our cash flows from other sources that make use of our low pollution, high heat output Co-Gen Power Oxidizer systems. We are exploring the possibility of financing any such projects from external sources. To the extent we engage in such projects, we do not expect them to be deployed prior to our fiscal year ending December 31, 2019. To the extent that we engage in such projects and they are successful, we expect them to increase our revenues and cash flows, increase our asset base, and accelerate the technological adoption and commercial acceptance of our Power Oxidizer technology. There are no guarantees, however, that we will achieve positive results.

Market Opportunity

We believe the market opportunity for our technology is significant because it is critical to addressing one of the world’s most pressing challenges: the need to reduce global greenhouse gas emissions. Methane is roughly 30 times more potent as a greenhouse gas than carbon dioxide. Thus, elimination of methane emissions is important to the reduction of greenhouse gases. We believe that deployment of our technology in industrial facilities will enable businesses to eliminate a major contributor to climate change in a manner that is financially profitable, without the need for subsidies and grants. The EPA reports that 480 billion cubic meters of methane gases are released into the atmosphere each year, either through flaring or venting. These gases represent potential fuel sources for up to 65,000 MW, which represents approximately 15% of total annual electricity consumption within the United States. Our technology also produces virtually no NOx, a carcinogen and a major component of smog. NOx emissions are strictly controlled in many parts of the U.S., which renders gas-fired projects in certain areas uneconomic without our technology. Because low-quality gases cannot be used by standard combustion technologies, these gases are typically considered a useless byproduct from industrial processes and are flared or destroyed through some other form of pollution abatement. Our Power Oxidation technology enables these gases to serve as a new clean energy resource from landfills, coalmines, wastewater treatment facilities, chemical plants, refineries, oil and gas fields, and many other industrial sectors. Based on a review of methane emissions from the sources listed above, we estimate the total market opportunity for sales of our equipment to be approximately $75 billion, with additional opportunities to benefit financially from carried interests in co-generation plants that we expect to build using our equipment.

Our economic opportunity is an enhancement to the beneficial combination of CHP equipment, also referred to as co-generation or Co-Gen. Co-Gen is rapidly becoming the choice of new power equipment installations since it can provide a superior economic return, typically by combining electricity production generated by a natural gas turbine with the capture of the heat generated and used in industrial processes. Our Power Oxidizer Co-Gen solutions provide an enhanced Co-Gen economic advantage through lower fuel costs from the use of low-quality by-product gases as fuels, and with additional air pollution abatement benefits.

Our Power Oxidizer Co-Gen solutions can use unrefined organic gases, such as unrefined methane, as a sole or partial fuel source. Unrefined methane is generated by landfills, emitted by an anaerobic digester (converting organic waste) or as a by-product of an industrial process and is a significant contributor to air pollution and greenhouse gas emissions. Unrefined methane and other industrial by-product gases are often subject to governmental or regulatory oversight via air quality or air standards boards but are typically destroyed, rather than utilized. The rules and guidelines implemented by these air standards boards lead to high compliance costs for companies with industrial facilities that emit the waste gases. Our Power Oxidizer Co-Gen solutions are designed to provide a profitable alternative to the typical economic and environmental costs of organic hydrocarbon pollution abatement by providing an option to generate heat and power while simultaneously reducing or avoiding pollution abatement costs.

Strategy

To date, we have been successful in continuing to develop and improve our technology, building our relationships with industry leaders such as Siemens, and proving our technology commercially and operationally. The operation of two full-size systems at the Stockton, California bio-refinery site owned by Pacific Ethanol, commemorated by their synchronization to the electrical grid in January 2018, is a significant milestone that we believe will be a catalyst for winning additional projects.

Going forward, we will seek to increase our licensing revenue by building upon our relationship with Siemens, which licenses our technology for 1–4 MW turbines, and by building new alliances with other companies as we develop additional technology and add to our product portfolio (e.g., sub-1 MW and 4–10 MW systems).

Additionally, we are currently exploring projects that would entail construction of our own power installations using a Build-Own-Operate (BOO) model, which we forecast could provide unlevered internal rates of return in excess of 20%, depending upon a variety of factors, including the degree to which such projects are successful. Such financial returns would be approximately twice the financial returns of standard co-generation plants, and hence we believe these projects may represent attractive investment opportunities. There is no guarantee, however, that it will be feasible for us to participate in such projects, or that they will generate positive rates of return. We would anticipate participating in the development and funding of these projects to expand our technology adoption and to benefit from a recurring earnings stream from a carried interest in projects we construct or develop.

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

Our Power Oxidation technologies also have certain disadvantages over alternative energy-generation technologies, including the following:

●

New and unproven technology. Our Power Oxidation technologies have only limited commercial operations. Our 250 kW product has only been commercially available since 2013 and our larger 2MW Power Oxidizers have only been commercially deployed since January 2018 with limited operating hours to date.

●	Commercial viability. Our Power Oxidation products have had limited commercial installation and to date have been produced on a limited scale.

●	Financing of Power Oxidizers. To date, we have not obtained product or project financing for our Power Oxidizers, either in the 250kW or 2MW sizes.

Material Product Commercialization to Date

●	Initial Commercial Unit—250 kW Unit: In June 2014, our first commercial EC250 Powerstation was installed at a landfill in the Netherlands that is owned and operated by Attero, one of the leading waste management companies in the Netherlands.

●	First Licensing Agreement: On November 14, 2014, we entered into the CLA to develop and market Dresser-Rand’s KG2-3GEF 2 MW gas turbine coupled with our Power Oxidizer. The CLA and ongoing integration provides for a scale-up of our technology into the larger utility grade sized turbines requested by our customers. Under the CLA, Dresser-Rand agreed to pay an initial license fee of $1.6 million, which was initially placed in escrow, and to commercialize the technology through its sales and distribution channels. In July 2015, we successfully completed the first of two technical milestones, which enabled Dresser-Rand to begin commercialization of the KG2-3GEF/PO turbines.

●

Initial Order— Two 2 MW Units into Distillery Market: On January 12, 2015, Pacific Ethanol publicly announced that it had placed an order with Dresser-Rand that included two KG2-3GEF/PO units. The order represents the first two commercial KG2/PO units that are designed to include our Power Oxidizer units. In August 2015, after the completion of the first technical test, we received a formal purchase order for $2.1 million for two Power Oxidizer units. We delivered the units associated with this initial order to the Stockton, California biorefinery site owned by Pacific Ethanol in October 2016 and installed the units in December 2016. Final commissioning has been delayed due to project changes outside of the scope of our deliverables under the larger project installation.  The units became operational in January 2018 and we anticipate full project handoff in the second quarter of 2018.

●	Additional 250 kW Commercial Units: In May 2015, the Orange County Board of Supervisors approved a project to install an EC250 Powerstation at the Santiago Canyon landfill in Orange County, California, and in August 2015, we received a purchase order for $900,000 for the EC250 Powerstation unit. The order represents an entry into a closed landfill opportunity that we believe has the potential for additional sales in the future. In 2016, it was determined that the initial site did not have sufficient power infrastructure on site. The customer has identified a replacement site and the unit is expected to be installed in 2018, though there can be no guarantee that this timetable will be achieved.

●

Full Scale Acceptance Test—2 MW Unit: Under the CLA, the second technical test is the full-scale acceptance test, or FSAT, which is required after achievement of the first technical milestone, the “Sub-Scale Acceptance Test,” which we successfully completed in August 2015. The FSAT consists of the building and installation of a full prototype of a working 2 MW KG2/PO unit at a site in Southern California, and then the testing of the prototype under different operating conditions for performance and life cycle validation. We completed construction of the 2 MW Power Oxidizer in 2016 and began the field testing of the 2 MW unit in the first half of 2016. In September 2016, after initial testing results were received, the $1.6 million license fee payment from Dresser-Rand was released from escrow, from which we received $1.1 million in cash, representing the $1.6 million license fee net of $500,000 paid to Dresser-Rand for engineering services. We substantially completed field testing in the fourth quarter of 2016. In April 2017, we amended the CMLA to acknowledge completion of a substantial portion of the field tests and identified additional field tests to be conducted on the initial units currently being commissioned. As of December 31, 2017, these additional tests remained incomplete.  We expect to complete the tests in the second quarter of 2018, though there can be no guarantee that this timetable will be achieved.

●

Fulfillment and Delivery of Existing Customer Order Backlog of Approximately $4.5 Million: As of March 12, 2017, and prior to recognition of revenues associated with these orders, we had a backlog of approximately $2.9 million for our Power Oxidizers and approximately $1.6 million of Dresser-Rand license fees. During 2016, we (i) assembled, shipped and installed the first two Power Oxidizers for the two KG2/PO units sold by Dresser-Rand to Pacific Ethanol and (ii) received the $1.6 million license fee payment from Dresser-Rand that was previously paid into escrow, less $500,000 paid to Dresser-Rand for engineering services. We are currently evaluating the revenue recognition on these orders in conjunction with the FSAT testing process described above. We expect to complete the commissioning for the Pacific Ethanol units in the second quarter of 2018. Additionally, while we received payments on the EC250 Powerstation unit for which we received a purchase order in August 2015, delivery of this unit (originally sourced to deliver at the Santiago Canyon landfill location) has been delayed due to a change of the delivery location by the customer. We expect the unit to be installed at an alternative site in 2018, though there can be no guarantee that this timetable will be achieved.

Over the next year, we expect to continue our product commercialization efforts with the following deliverables and projects:

●	Commercialization of EC250 Powerstations and Additional KG2 Power Oxidizers: We have a pipeline of additional opportunities through Dresser-Rand for KG2/PO units and directly sold units for our EC250 Powerstations. We expect to receive additional purchase orders for these products in 2018, though there can be no guarantee that such purchase orders will materialize.

●

New Partnerships for Additional Electric Turbine and Industrial Heat Application Manufacturers: We are in preliminary discussions with additional electric turbine partners, including a 5 MW Power Oxidizer partner and numerous industrial dryer, chiller, oven and boiler manufacturers that are interested in our 250 kW and 2 MW Power Oxidizers for use as heat sources for CHP applications. We expect to announce one or more of these partners in 2018, though there can be no guarantee that any such partnership will materialize or have a positive impact on our financial position or results.

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

●

New Partnerships for Greenfield Project Opportunities: We are in discussions with several industrial and landfill locations, financing sources and service providers to those locations to provide a turnkey greenfield co-generation solution consisting of a Powerstation along with one or more of the following: (a) one or more anaerobic digesters to receive organic waste and provide additional methane for fuel to the Powerstation and (b) equipment that uses the residual heat from the Powerstation. We are in the early stages of project development and expect to develop and install projects beginning in 2019, though there can be no guarantee that such projects will materialize or have a positive impact on our financial position or results.

Commercial Sales Efforts

We are entering the Co-Gen or CHP market, which is highly competitive and historically conservative in its acceptance of new technologies. To date, we have sold and delivered one 250 kW commercial Powerstation unit to the Netherlands and have sold one additional 250 kW Powerstation unit to a landfill site in Southern California. We also sold two 2 MW Power Oxidizers to Dresser-Rand in October 2016, which were delivered to a Stockton, California biorefinery site owned by Pacific Ethanol and placed into commercial operation in January 2018. These three systems, combined with the Dresser-Rand license fees of $1.6 million, represent our $4.5 million order backlog as of April 10, 2018. To date, we have billed and collected $4.4 million of our existing backlog.

In May 2016, we received a conditional purchase order for four 250 kW Powerstations, which are scheduled to be installed at the Toyon Canyon landfill site in Los Angeles, California in the beginning of 2019. We expect to deliver the Powerstations approximately 6–7 months after the City of Los Angeles establishes a power rate, which we expect to occur in the second quarter of 2018, though this timetable is dependent upon a variety of factors, many of which are outside of our control, and therefore we may not achieve this timetable. This order is valued at approximately $4.0 million and is subject to additional pre-sales engineering and permitting requirements. We continue to be involved in the pre-sales activity for this project and we expect an ordering decision in the second quarter of 2018, though such a decision could be delayed.

In April 2017, we executed an amendment to the CMLA with Dresser-Rand, pursuant to which Dresser-Rand paid us $1.2 million in April 2017 and a further $250,000 in July 2017. These payments represent an advance payment on a portion of future license fees for KG2/PO units to be sold under the CMLA. We have not, as yet, received a purchase order for any system subject to these license fee advances. As such, we do not consider the $1.45 million of advances to be backlog as of April 10, 2018.

Licensing Approach

On November 14, 2014, we entered into the CLA with Dresser-Rand through our wholly-owned subsidiary, Ener-Core Power, Inc., which granted Dresser-Rand the right to market and sell the Dresser-Rand KG2-3GEF 2 MW gas turbine coupled with our Power Oxidizer, or a Combined System. The CLA grants Dresser-Rand exclusive rights to commercialize our Power Oxidizer, within the 1–4 MW range of power capacity, bundled with the Dresser-Rand KG2 gas-turbine product line. As part of the CLA, Dresser-Rand paid us a $1.6 million initial license fee and agreed to achieve annual sales thresholds agreed to by both companies in order to retain the exclusivity of the commercial license. Upon payment of the initial license fee in full, Dresser-Rand obtained an exclusive license to sell our Power Oxidizer within the 1–4 MW range of power capacity, bundled with a gas-turbine to generate electricity.

On June 29, 2016, we entered into the CMLA with Dresser-Rand through Ener-Core Power, Inc., which both companies intended would supersede and replace the CLA. In April 2017, we amended the terms of the CMLA to make the CMLA effective as of January 1, 2017, at which time it superseded and replaced the CLA.

Under the CMLA, as amended, Dresser-Rand has a worldwide license to manufacture, market, commercialize and sell the Power Oxidizer as part of the Combined System within the 1–4 MW range of power capacity, or the License. Initially, the License will be exclusive, even as to us, and will remain exclusive for so long as Dresser-Rand sells a minimum number of units of the Combined System, constituting the “Sales Threshold,” over a predetermined Sales Threshold time period. The initial Sales Threshold began on July 15, 2017 and will be fifteen months long. Each subsequent Sales Threshold time period will be one year in length thereafter. If Dresser-Rand does not meet the Sales Threshold in any Sales Threshold time period, and the Sales Threshold is not otherwise waived, Dresser-Rand may maintain exclusivity of the License by making a true-up payment to us for each unit that is in deficit of the Sales Threshold, or a True-Up Payment; provided, however, that Dresser-Rand may not maintain an exclusive License by making a True-Up Payment for more than two consecutive Sales Threshold time periods. In the event Dresser-Rand does not meet the Sales Threshold, does not qualify for a waiver and elects not to make the True-Up Payment, the License will convert to a non-exclusive License.

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

Between April 2017 and July 2017, we executed amendments to the CMLA with Dresser-Rand, pursuant to which Dresser-Rand paid us $1.45 million in cash, which represents advance payments on license fees for KG2/PO units representing less than the required minimum number of licenses which would otherwise be required to maintain their exclusivity under the CMLA, as amended. In exchange for this payment, we have agreed to provide a total credit of $2.13 million against future license payments associated with these KG2/PO units, consisting of a payment credit of $1.45 million and an additional discount of $675,000.

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

Under the CLA, we were required to maintain our existing backstop security, or the Backstop Security, in favor of Dresser-Rand in support of all products manufactured, supplied or otherwise provided by us during the period beginning on the execution date of the CLA, or the Execution Date, and continuing through the expiration of the warranty period for the Combined System units sold to customers as of the Execution Date. Concurrent with the execution of the amendment to the CMLA in April 2017, we and Dresser-Rand modified the Backstop Security requirement. As modified, we were required to maintain a $500,000 Backstop Security, reduced from $2.1 million, and the Backstop Security was extended from June 2017 to March 2018. The letter of credit and the related backstop security were cancelled on April 10, 2018, with an effective date of March 31, 2018, with no claims having been made by Dresser-Rand thereunder.

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

Markets

We see our total potential market consisting of the current co-generation market opportunity including industrial facilities with permanent waste gas emissions sufficient to operate our units on a constant basis. We evaluate our potential markets in two methods, geographically and vertically. Our most significant sales opportunities are those where a customer’s demand for power, heat energy, and pollution abatement intersect as presented in Figure 3 below (opportunities not to scale).

Figure 3

We believe the total addressable U.S. market size for equipment sales and licenses is at least $5 billion for our Power Oxidizer technology, based on our assumption that our 250 kW Power Oxidizer is more appropriate for landfills and our 2 MW Power Oxidizer is more appropriate for our other targeted markets. We also believe the total addressable market size in Europe, Japan and China provides us with potentially meaningful opportunities. We see our total addressable market increasing with time as we expand our product offerings and expand into greenfield projects.

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

For our greenfield CHP project initiative, over the next two years we intend to focus on project sites located in California. We see a significant number of opportunities in Northern and Southern California in highly regulated air quality districts, though there is no guarantee that any such projects will come to fruition.

Vertical Markets

We believe that our current products provide a superior value proposition for two customer types: (i) open and closed existing landfills and (ii) industrial facilities that could benefit from on-site CHP generation coupled with waste gas pollution abatement, or collectively CHP+A (Combined Heat and Power plus Abatement). We also believe that larger sized Power Oxidizer turbines of 5 MW and above, once developed, will likely be met with demand from large industrial facilities such as oil and gas refineries and petrochemical plants. We further see the integration of third party equipment utilizing heat (boilers, chillers, ovens and dryers) and equipment providing additional fuel sources (digesters and rotary concentrators) as central to our strategy to provide superior CHP+A customer solutions.

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

Pollution abatement technologies (thermal oxidizers) appear to be one of the few alternative technologies for these older landfill sites once the hydrocarbon density in the LFG drops below the thresholds required by engines or other combustion technologies. Thermal oxidizers eliminate or treat waste gases but do not generate power. Closed landfills represent a large opportunity for us. We enable these older landfills to solve the pollution abatement problem and allow these sites to continue generating power (and hence revenue) from the LFG for several decades after traditional power generation technologies (reciprocating engines and gas turbines) are no longer able to operate due to the decrease in the quality of the gases. We also see project opportunities at landfill sites, which are often situated near urban areas, for bundled turnkey solutions that can make use of our low pollution heat profile, including bio-waste drying or bundled with air chiller units for cold storage.

Industrial Target Markets (excluding landfills)

Most industrial processes in our target markets use heat energy in the form of applied heat (e.g., ovens and dryers), steam, or electricity for their operation. Many of these processes also generate by-product waste gases with many embedded contaminants and impurities that are treated prior to release into the atmosphere through pollution abatement. Industrial facilities typically purchase abatement equipment (scrubbers, thermal abatement, carbon absorber, etc.) separately from power production equipment to destroy, but not monetize, the waste gases. Our Power Oxidizers provide both functions in one unit and typically use waste gases as a partial or complete replacement of purchased commercial-grade gases. In applications where the waste gases have extremely low usable hydrocarbon content (or relatively low volumes of waste gases), significant values may still exist resulting from the coupling of power generation and pollution abatement that the Power Oxidizer provides (i.e., our CHP+A solution).

Figure 6

We reviewed the industries in which we believe the combination of pollution abatement requirements, power consumption requirements, and the generation of waste gases provides the potential for superior economic returns with our products. Using these key attributes, we have identified twelve targeted vertical markets, aside from landfill opportunities, in California that we believe may result in sales or project opportunities. According to the EPA, these twelve markets represent in excess of 1,100 facilities in California and over 8,000 facilities in the United States that we believe have the combination of attributes that may indicate a superior economic return from installation of a Power Oxidizer.

In addition to landfill opportunities, we intend to first pursue the following five general vertical industrial markets, representing thousands of potential installation sites across the U.S., as we believe they are the most likely to benefit from the Power Oxidizer in its current sizes. We are marketing to these five vertical industrial markets, primarily for those facilities located in California, through direct contact from our sales department, tradeshow representation, and internet outreach and through Dresser-Rand’s sales and marketing efforts. Each is discussed in greater detail below:

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

Fuel-grade and beverage ethanol/alcohol distilleries and related products production (NAICS Code 325193)

Ethanol or beverage alcohol production represents over 500 facilities across the United States, including Pacific Ethanol’s fuel grade ethanol plant in Stockton, California that purchased the first two KG2/PO units from Dresser-Rand. Both fuel grade and beverage alcohol distilleries use electricity and steam and produce a steady stream of waste hydrocarbons that can be used with our Power Oxidizer to reduce the amount of natural gas that is purchased as a fuel source, as well as reduce the amount of electricity purchased to run the industrial plants. In its public filings, Pacific Ethanol has stated that it expects to achieve annual cost savings of $3–$4 million per year after the on-site combined heat and power plant becomes operational. We believe that Pacific Ethanol will realize additional economic benefits resulting from the low NOx profile of the KG2 Powerstation, which we anticipate will result in increased plant capacity and higher ethanol pricing, though Pacific Ethanol has not publicly confirmed such benefits.

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

We believe our Power Oxidizers provide a superior abatement function as compared to such emission control technologies, as our products also provide power generation. We believe that the combination of the abatement function, anaerobic digestion, and power generation results in a superior economic alternative for many rendering plants, to which we have actively begun to market our Powerstations.

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

We believe our Power Oxidizers, coupled with an anaerobic digester, a turbine, and using residual heat for an industrial dryer represents a significant positive economic solution by utilizing the waste methane to generate electricity and heat, allows for on-site drying with significantly lower emissions compared to a combustion dryer, and eliminates costly trucking and tipping fees for bio-solids that otherwise would have to transport these heavy waste products. We see significant sales and project opportunities for our solutions in nearly all of the larger metropolitan areas in California and other U.S. locations.

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

●

In December 2016, the first two KG2/PO units were installed at a biorefinery site in Stockton, California owned by Pacific Ethanol. The two KG2/PO units were each briefly energized and operated at power in late 2016 and operated as designed during commissioning work performed in the first quarter of 2017. Final commissioning was delayed due to reasons outside of the scope of our involvement in the project. The units became operational in January 2018 and we anticipate full project handoff in the second quarter of 2018.

We have made, and will continue to make, substantial investments in research and development. Research and development costs for the years ended December 31, 2017 and 2016 were $2.0 million and $3.8 million, respectively.

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

We believe that Power Oxidation technology is a patent domain largely independent from combustion. Within the patent domain, the technology has been described as “Gradual Oxidation,” as the patents were filed prior to our management’s decision in late 2014 to change the process name to “Power Oxidation.” Our current patent grants and pending applications consist of:

●	Patents granted: 48

○	35 U.S. patents
○	13 non-U.S. patents

●	Pending applications: 17

○	4 U.S. applications
○	13 non-U.S. applications

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

Current and Future Efforts

Our research and development efforts are currently focused on the following activities:

●	Pacific Ethanol Installation. During 2017, our engineering and product team’s priority was the completion of installation and start of operations of the two Pacific Ethanol units. The units were delivered in late 2016 and partially commissioned in the first half of 2017. Project site delays not related to the Power Oxidizers resulted in additional work that was performed in the fourth quarter of 2017. In January 2018, the units were connected and synchronized with the electrical grid, after which the units began realizing commercial hours of operation. Additional testing and integration is ongoing, and while the majority of this work is expected to be completed in the second quarter of 2018, there is no guarantee that this timetable will be achieved.

●	Commercializing and installing technology into vertical markets. We are currently working to successfully commercialize and install our technology into several of the five vertical industrial markets discussed under the subheading “Industrial Target Markets (excluding landfills).” Thus far, we have successfully commercialized our technology into old, inactive landfills and have worked with Dresser-Rand to commercialize our technology into a large fuel ethanol distillery. Our direct sales and licensing opportunities focus is in industrial applications. Our project focus is in landfills, organic waste opportunities and municipal wastewater treatment. As we continue to evolve, we intend to demonstrate the technical feasibility and economic value of deploying our technology into a variety of additional industries that currently generate waste gases.

●

Integration with heat applications. We have held discussions with potential partners that manufacture and sell dryers, ovens, boilers, and water chillers. We envision developing new versions of our Power Oxidizers and PowerStation products to integrate our Power Oxidizer technology with third-party equipment in order to sell these integrated products within industrial facilities (across the same broad base of industries we already target) in order to widen and enrich our value propositions for industrial customers seeking profitable solutions for their waste gases.

●

Scaling up and integration with other gas turbines. We have already established working relationships with a few other gas turbine manufacturers and large potential industrial partners to facilitate the potential development of additional Power Oxidizer systems integrated with the traditional equipment produced by these potential partners.

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

Employees

As of April 10, 2018, we have 10 full-time employees. None of our employees are covered by a collective bargaining agreement. We believe our relationship with our employees is good. We also employ consultants, including technical advisors and other advisors, on an as-needed basis to supplement existing staff.

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

We have never been profitable and, as of December 31, 2017 we had an accumulated deficit of $52.3 million. We incurred net losses of $11.2 million in the year ended December 31, 2017 and net losses of $10.0 million and $13.1 million in the years ended December 31, 2016 and 2015, respectively. We expect to continue to incur net losses for the foreseeable future as we continue to develop our products and seek customers and distribution for our products. Because of the risks and uncertainties associated with developing and commercializing our products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unsuccessful in addressing these risks, our business may fail and investors may lose all of their investment.

Our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of your investment.

We design, develop, license and manufacture products based on proprietary technologies that aim to expand the power-generation range of gaseous fuels. While we shipped our first commercial product, the Ener-Core Powerstation EC250, in November 2013, and placed our first two KG2/PO systems into commercial operation in 2018, to date, our other manufacturing efforts have been limited to our prototype units and the assembly of our Multi-Fuel Test Facility used in research and development. As such, we have a limited operating history with respect to designing and manufacturing systems for producing continuous energy from a broad range of sources, including previously unusable low quality waste gases, providing a limited basis for investors to evaluate our business, operating results, and prospects. Additionally, while the basic technology has been verified, our ability to accurately forecast the cost of producing and distributing our systems or technology or to determine a precise date on which our systems or technology will be widely released is limited.

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

There is no assurance that we will operate profitably or generate positive cash flow in the future. As of December 31, 2017, we had $0.2 million in cash and cash equivalents (including restricted cash). We will require additional financing in order to proceed with the manufacture and distribution of our products, including our EC250, KG2/PO and other Power Oxidizer products. During the next 12 months, we currently project our cash needs to be in excess of $6.5 million, currently budgeted for employee, occupancy and related costs ($3.2 million), professional fees and business development costs ($0.5 million), research and development programs ($0.5 million), corporate filings ($0.3 million) and working capital ($2.0 million). We will require additional financing if the costs of the development and operation of our existing technologies are greater than we have currently anticipated or if we are not successful in earning revenues. Our sales and fulfillment cycle can exceed 24 months, and we do not expect to generate sufficient revenue in the next 12 months to cover our operating costs.

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

Since inception, we have experienced recurring operating losses and negative cash flows and we expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. Without additional financing, these conditions raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue in operation for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. As a result, the report of our independent registered public accounting firm that accompanies our audited consolidated financial statements for the years ended December 31, 2017 and 2016, respectively, contains going concern qualifications and our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern. In addition to our history of losses, our accumulated deficits as of December 31, 2017, December 31, 2016, and December 31, 2015 were approximately $52.3 million, $41.2 million, and $31.1 million, respectively. At December 31, 2017, 2016, and 2015, we had cash and cash equivalents (including restricted cash) of $0.2 million, $1.4 million, and $2.8 million, respectively.

In order to continue as a going concern, we will need, among other things, additional capital resources. Our management’s plan is to obtain such resources by seeking additional equity and/or debt financing. During 2017, we raised a total of $1.4 million through debt financing and received $1.45 million in license fee advances. During 2016, we raised a total of $4.6 million through debt financing, raised $3.0 million through equity financing and refinanced $5.0 million of our outstanding indebtedness. We may be required to raise capital on unfavorable terms, assuming opportunities to raise capital are even available to us. Our failure to obtain additional capital would have an adverse effect on our financial position, results of operations, cash flows, and business prospects, and ultimately on our ability to continue as a going concern. If we are unable to obtain adequate capital, we could be forced to cease operations.

Any incurrence of additional indebtedness could adversely affect our ability to operate our business, remain in compliance with existing or future debt or commercial covenants, make payments on our debt and limit our growth.

As of April 10, 2018, we had $12.9 million of indebtedness outstanding, consisting of the principal balance on our outstanding convertible senior secured notes, principal balance and accrued interest on our convertible unsecured notes and capital leases.

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

We heavily rely on one customer for license revenues and cash receipts that are expected to fund our existing operations and our development of future products. If this license agreement were cancelled, or substantially modified, or if did not receive expected minimum license payments thereunder, our business will suffer and our ability to execute on our growth strategies will be affected.

One of our primary sources of operating capital during the fiscal year ended December 31, 2017 is the CMLA with Dresser-Rand. We expect to rely similarly on the license revenues payable under the CMLA, as well as certain minimum annual payments that guarantee Dresser-Rand’s exclusive license to our technology, during the fiscal year ending December 31, 2017 and in future periods. These minimum payments are optional at the discretion of Dresser-Rand and, as such, the CMLA does not require payment thereof. If Dresser-Rand were to decline to make such annual payments, or order fewer licenses than we anticipate, which would reduce the license revenue on which we rely to fund our operations and product development, our business could suffer and we would be required to raise additional investment capital or curtail our spending plans.

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

We have sold, and our business plan anticipates that we will continue to sell, products with warranties. There can be no assurance that the provision for estimated product warranty will be sufficient to cover our warranty expenses now or in the future. We cannot ensure that our efforts to reduce our risk through warranty disclaimers will effectively limit our liability. While we expect warranty costs to decrease significantly on a per unit basis, the limited operating time for our commercial units makes our warranty and other post-sale charges difficult to estimate. Further, we may, at times, undertake programs to enhance the performance of units previously sold. Such enhancements may be provided at no cost or below our cost. If we choose to offer such programs, such actions could result in significant additional costs to our business. For example, during 2014, we provided for a warranty reserve of $242,000 for our initial EC250 commercial unit to allow for full replacement of key components primarily related to sub-components furnished by our suppliers. For the KG2/PO units delivered to Pacific Ethanol in 2016, we provided an eighteen-month warranty valued at approximately $500,000 at delivery and incorporated into our contract loss provision. While we do not expect to have future warranties for units sold under the Dresser-Rand license agreement, we may incur additional costs in the future under the terms of the license agreement and we may have warranty obligations for our other Power Oxidizer products. If our commercial units have greater than expected warranty related expenses or if we experience warranty costs associated with our oxidizer units, we may experience lower gross margins on our products or we may be required to increase our expenses to re-engineer our Power Oxidizer products. Further, any significant incurrence of warranty expense in excess of estimates could have a material adverse effect on our operating results, financial condition, and cash flow.

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

Our future success depends substantially on the continued services of our executive officers, including our current Chief Executive Officer, Alain J. Castro, our Chief Financial Officer, Domonic Carney, our engineering vice president, Douglas Hamrin, and our Vice President of Operations and Business Development, Mark Owen. On December 17, 2017, we and Mr. Castro, our current Chief Executive Officer, entered into a separation agreement, pursuant to which we and Mr. Castro mutually agreed to terminate Mr. Castro’s employment with us, as well as his position as Chief Executive Officer, effective as of a date not later than May 31, 2018. We are currently engaged in a search for a new Chief Executive Officer to replace Mr. Castro. It is currently contemplated that Mr. Castro will remain employed and will continue to serve as Chief Executive Officer and a member of our board of directors until we identify his replacement. If we are unable to hire a new Chief Executive Officer to replace Mr. Castro in a timely manner, or if one or more of our other executives were to become unable or unwilling to continue in their present positions and we are unable to replace them readily or timely, if at all, our business may be severely disrupted. We may incur additional expenses to recruit and retain their replacements, if any acceptable persons may be found. In addition, if any of our executive or engineering officers joins a competitor or forms a competing company, we may lose some of our customers or potential customers.

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

The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we report annually on the effectiveness of our internal control over financial reporting and that our principal executive officer and principal financial officer conclude as to the effectiveness of our disclosure controls and procedures on a quarterly basis. Among other things, we must perform systems and processes evaluation and testing. We must also conduct an assessment of our internal controls to allow management to report on our assessment of our internal control over financial reporting, as required by Section 404 of Sarbanes-Oxley. We have identified material weaknesses in our internal control over financial reporting as of December 31, 2017. As defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Specifically, we determined that we had the following material weaknesses in our internal control over financial reporting: (i) we do not have full written documentation of all of our internal control policies and procedures; (ii) we do not have sufficient segregation of duties within accounting functions, which is a basic internal control; (iii) for the year ended December 31, 2017, we had inadequate controls over our costing and accounting for our capitalized inventory and project costing including a lack of a perpetual inventory system and (iv) for the year ended December 31, 2017, management concluded that (a) our management information systems and information technology internal control design was deficient because the potential for unauthorized access to certain information systems and software applications existed during 2017 in several departments, including corporate accounting, and (b) certain key controls for maintaining the overall integrity of systems and data processing were not properly designed and operating effectively, which increased the likelihood of potential material errors in our financial reporting.

As of December 31, 2017, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective at the reasonable assurance level. This conclusion was due to the presence of material weaknesses in our internal control over financial reporting, as described above.

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

We would cease to be an emerging growth company upon the earliest of: (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.0 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our shares that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (c) the date on which we have issued, during the previous three-year period, more than $1.0 billion in nonconvertible debt, or (d) the last day of our fiscal year containing the fifth anniversary of the date of our first sale of our common equity securities pursuant to an effective registration statement in the United States.

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

An active or liquid market in our common stock or securities exercisable or convertible for our common stock does not currently exist and might not develop or, if it does develop, it might not be sustainable. The last reported sale price of our common stock on the OTCQB Marketplace on April 10, 2018 was $0.55 per share. The historic bid and ask quotations for our common stock, however, should not be viewed as an indicator of the current or historical market price for our common stock nor as an indicator of the market price for our common stock if our common stock were to be listed on a national securities exchange. The offering price for our securities as issued from time to time is determined through discussions between us and the prospective investor(s), with reference to the most recent closing price of our common stock on the OTCQB Marketplace, and may vary from the actual value of our securities following any offering. Further, the trading volume of our common stock on the OTCQB Marketplace has been generally very limited.

If an active public market for our common stock develops, we expect the market price may be volatile, which may depress the value of our securities and result in substantial losses to investors if they are unable to sell their securities at or above their purchase price.

If an active public market for our common stock develops, we expect the market price of our securities to fluctuate substantially for the foreseeable future, primarily due to a number of factors, including:

●	our status as a company with a limited operating history and limited revenues to date, which may make risk-averse investors more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the shares of a seasoned issuer in the event of negative news or lack of progress;

●	announcements of technological innovations or new products by us or our existing or future competitors;

●	the timing and development of our products;

●	general and industry-specific economic conditions;

●	actual or anticipated fluctuations in our operating results;

●	liquidity;

●	actions by our stockholders;

●	changes to our licensing agreements or strategic partnerships;

●	changes in market valuations of similar companies;

●	our capital commitments; and

●	the loss of any of our key management personnel or inability to fill top management posts in a timely manner.

In addition, market prices of the securities of technology companies, particularly companies like ours without consistent revenues and earnings, have been highly volatile and may continue to be highly volatile in the future, some of which may be unrelated to the operating performance of particular companies. Further, our common stock is currently quoted on the OTCQB Marketplace, which is often characterized by low trading volume and by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. The availability of buyers and sellers represented by this volatility could lead to a market price for our common stock that is unrelated to operating performance. Moreover, the OTCQB Marketplace is not a stock exchange, and trading of securities quoted on the OTCQB Marketplace is often more sporadic than the trading of securities listed on a national securities exchange like The NASDAQ Stock Market or the New York Stock Exchange. Even if we were to seek to list our securities on a national securities exchange, there is no assurance we will be able to do so, and if we do so, many of these same forces and limitations may still impact our trading volumes and market price in the near term. Additionally, the sale or attempted sale of a large amount of common stock into the market may also have a significant impact on the trading price of our common stock  and the value of our securities exercisable or convertible for our common stock.

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

As of April 10, 2018, we had outstanding options and warrants to purchase an aggregate of 7,108,761 shares of our common stock at exercise prices ranging from $1.50 to $50.00 per share. Of these, 668,607 represent shares of common stock underlying employee and director options with exercise prices ranging from $2.50 to $24.00 per share and 6,440,154 represent shares underlying warrants at exercise prices ranging from $1.50 to $50.00 per share. As of April 10, 2018, we also had outstanding convertible notes with an aggregate principal amount of $12.8 million, which are convertible into shares of our common stock in accordance with the terms of such notes at a conversion price of $2.50 per share.

Further, the trading price of our common stock and the value of our securities exercisable or convertible for our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, or when there is a large number of shares of our common stock available for sale, as would occur in the event of an exercise of outstanding options and/or warrants or a conversion of our outstanding convertible notes.

We expect to seek additional funding and may issue new securities with terms or rights superior to those of our shares of common stock, which could adversely affect the value of our securities and our business.

Our certificate of incorporation authorizes up to 200,000,000 shares of common stock with a par value of $0.0001 per share, and 50,000,000 shares of preferred stock with a par value of $0.0001 per share. Our board of directors may choose to issue some or all of such shares to fund our overhead, general operating requirements or the construction of power installations or to acquire one or more companies or properties. The issuance of any such shares may reduce the book value per share and may contribute to a reduction in the value or market price (if any) of the outstanding shares of our common stock or preferred stock, and the dilution of the voting power of our currently outstanding shares. If we issue any such additional shares, such issuance could reduce the proportionate ownership and voting power of all current stockholders. Further, such issuance(s) may result in a change of control of our Company.

Our leadership and principal stockholders own or, upon exercise of outstanding convertible notes and warrants, could own, a large percentage of our voting stock, which would allow them to influence substantial control over matters requiring stockholder approval.

Currently, our executive officers, directors, Mok Tsan San, SAIL Exit Partners, LLC and its affiliates beneficially own approximately 49.1% of our outstanding common stock, based on the beneficial ownership at April 10, 2018. If these stockholders act together, they may be able to elect our board of directors, depending on stockholder participation at our annual meetings, and may significantly influence most other matters requiring approval by stockholders, including the approval of mergers, going private transactions, and other extraordinary transactions, as well as the terms of any of these transactions. Further, but for the application of blocker provisions in certain security instruments that subject the conversion or exercise of such instruments, as applicable, to 4.99% or 9.99% beneficial ownership limitations, a number of additional stockholders would beneficially own greater than ten percent of our outstanding common stock at April 10, 2018. If these stockholders were to exercise such instruments to the maximum extent possible, absent such blocker provisions, such stockholders would have the ability to also obtain a substantial interest in our Company. This concentration and potential further concentration of ownership could have the effect of delaying a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could in turn have an adverse effect on the market price of our common stock and the value of our securities convertible into or exercisable for our common stock, or prevent our stockholders from realizing a premium over the then-prevailing market price for their shares of common stock.

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

Our operating results may fluctuate significantly, and these fluctuations may cause the value of our securities to fall.

Our quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular quarter. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. Factors that may affect our quarterly results include:

●	market acceptance of our products and those of our competitors;

●	the sales and fulfillment cycle associated with our products, which is typically lengthy and subject to a number of significant risks over which we have little or no control, and the corresponding delay in our receipt of the associated revenue;

●	our ability to complete the technical milestone tests associated with our commercial agreements;

●	our ability to attract and retain key personnel;

●	terms of payment pursuant to our licensing agreements with strategic partners, and our ability to maintain these agreements; and

●	our ability to manage our anticipated growth and expansion.

Until our common stock is listed on a qualified national securities exchange or our common stock price exceeds $5.00 per share, our common stock will be considered a “penny stock” and will not qualify for exemption from the “penny stock” restrictions, which may make it more difficult for you to sell your securities.

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

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority, or FINRA, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements may make it more difficult for broker-dealers to recommend that their customers buy our securities, which may limit your ability to buy and sell our securities and have an adverse effect on the market (if any) for our securities.

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

As of March 31, 2018, our remaining minimum lease payments for the lease at Research Drive through March 31, 2020 is $255,000.

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

	High ($)	Low ($)
Year ended December 31, 2016
First Quarter	5.30	2.80
Second Quarter	4.75	3.20
Third Quarter	4.00	2.30
Fourth Quarter	3.10	1.52

	High ($)	Low ($)
Year ended December 31, 2017
First Quarter	2.55	0.92
Second Quarter	2.15	1.22
Third Quarter	1.51	0.78
Fourth Quarter	1.30	0.71

Based on the records of our transfer agent, we had 4,106,393 shares of common stock issued and outstanding as of April 10, 2018.

Holders

Based on the records of our transfer agent, there were 132 stockholders of record of our common stock as of April 10, 2018 (not including beneficial owners who hold shares at broker/dealers in “street name”).

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

None

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for fiscal years ended December 31, 2017 and 2016, should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors” and “Description of Business” sections and elsewhere in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this report. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Overview

Our proprietary and patented Power Oxidation technology is designed to create greater industrial efficiencies by providing the opportunity to convert low-quality organic waste gases generated from industrial processes into usable on-site energy, thereby decreasing both operating costs and significantly reducing environmentally harmful gaseous emissions. We design, develop, license, manufacture and market our Power Oxidizers, which, when bundled with an electricity generating turbine in the 250 kilowatt, or kW, and 2 megawatt, or MW, sizes, are called Powerstations. We currently partner and are pursuing partnerships with large established manufacturers to integrate our Power Oxidizer with their gas turbines, with the goal to open substantial new opportunities for our partners to market these modified gas turbines to industries for which traditional power generation technologies previously were not technically feasible. We currently manufacture our Powerstations in the 250 kW size and manufacture just the Power Oxidizer for the 2 MW size. Going forward, Dresser-Rand a.s., a subsidiary of Dresser-Rand Group Inc., a Siemens company, or Dresser-Rand, will manufacture the 2 MW Power Oxidizers under a manufacturing license and will pay us a non-refundable license fee for each unit manufactured by Dresser-Rand.

Historically, basic industries such as Petroleum, Plastics, Steel and Paper have consumed electricity and applied heat energy in their manufacturing processes and created applied heat for their manufacturing processes through the burning of fossil fuels in a combustion chamber. Nearly all such combustion chambers use high quality premium fuels and burn those fuels at high temperatures, while low-quality waste gases were typically destroyed or vented into the atmosphere. Worldwide, these industrial processes collectively contribute approximately 32% of total global greenhouse gas emissions. Our technology utilizes these waste gases by modifying turbines with our gradual oxidation vessel. Inside this vessel, gases are injected and diffused to facilitate an oxidation reaction under optimized pressure and temperature conditions. This reaction occurs as a sustainable exothermic reaction which converts hydrocarbon gases into heat and at sufficient temperature and residence time to also destroy other contaminants and thereby return a nearly contaminant-free source of heat energy. This heat then powers a turbine in a combined heat and power application to create electricity with residual heat sufficient to operate industrial heat equipment such as boilers, ovens, or dryers. This technology unlocks a new, global source of clean power generation (electricity, steam and/or heat energy) while reducing harmful emissions. Our Power Oxidizers can utilize unrefined methane gas from landfills and anaerobic digesters, which provide us with a lower fuel cost than existing and standard CHP or co-generation equipment. Our goal is to enable industrial process facilities to generate clean energy from their existing waste gases as a full or partial fuel source, thus reducing the amount of energy they purchase from their regional utilities, and simultaneously reducing their pollution profile, including costs of compliance with local, state, and federal air quality regulations, by avoiding or reducing their reliance on the chemicals, catalysts and complex permitting required by existing pollution abatement systems.

Our Products and Value Proposition

We have developed a 250 kW Power Oxidizer that we integrate with a 250 kW gas turbine to produce 250 kW Powerstations. We have EC250 Powerstations currently installed at a landfill site in the Netherlands and at the Irvine campus of the University of California, Irvine, and a third Powerstation currently in the production phase planned for installation at a landfill in southern California. We have also designed, built, and deployed a Power Oxidizer of a significantly larger size, capable of generating sufficient heat and airflow to power a 2 MW KG2 gas turbine produced by Dresser-Rand. Together, the Power Oxidizer and KG2 turbine comprise a 2 MW KG2/PO unit. The initial unit was constructed in the first quarter of 2016 and was used in field tests during 2016 at a third party location in Southern California. We have sold two 2 MW KG2/PO units to Dresser-Rand, each of which was delivered to the Stockton, California biorefinery site owned by Pacific Ethanol in October 2016. In December 2016, we combined two of our 2 MW Power Oxidizers with KG2 turbines and installed the resulting two KG2/PO units. Final commissioning has been delayed due to project changes outside of the scope of our deliverables under the larger project installation.  The units became operational in January 2018 and we anticipate full project handoff in the second quarter of 2018. We believe this scaled-up version of our Power Oxidizer, once combined with the KG2 turbine, results in a Powerstation product that is better aligned with the scale of emissions (and energy requirements) observed at the industrial facilities that we believe stand to benefit most from this technology. As with the 250 kW Powerstation, the larger 2 MW Powerstations are designed to provide an alternative to typical combustion-based power generation and enable industries to utilize their own waste gases to generate power.

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

Dresser-Rand 2 MW Integration

On November 14, 2014, we entered into a Commercial License Agreement, or, as amended, the CLA, with Dresser-Rand through our wholly-owned subsidiary, Ener-Core Power, Inc., which granted Dresser-Rand the right to market and sell the Dresser-Rand KG2-3GEF 2 MW gas turbine coupled with our Power Oxidizer, as a Combined PowerStation System, and the exclusive right to commercialize our Power Oxidizer within the 1–4 MW range of power capacity, bundled with the Dresser-Rand KG2 gas-turbine product line. Between November 14, 2014 and December 31, 2016, we integrated the equipment and conducted field tests on the initial Combined System, which consists of a Dresser-Rand KG2-3GEF 2 MW gas turbine coupled with our Power Oxidizer, located in Corona, California. By April 2017, with the execution of the amendment of the CMLA, as described below, we had passed all required field tests on the initial Combined System and were required to conduct one additional field test on one of the two production systems located at the Stockton, California biorefinery site owned by Pacific Ethanol, Inc., or Pacific Ethanol, which we sold to Dresser-Rand and delivered to the installation site in Stockton in October 2016. In December 2016, we combined the two 2 MW Power Oxidizers with two KG2 turbines and installed the resulting two Combined Systems. In April 2017, we conducted the tests on one of the Combined Systems in Stockton and, in May 2017, provided the test results to Dresser-Rand for their review. The two Combined Systems made operational in January 2018. Full commissioning and handoff of the two Combined Systems is expected in the second quarter of 2018.

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

In April 2017, we executed an amendment to the CMLA with Dresser-Rand, pursuant to which Dresser-Rand paid us $1.2 million in cash in April 2017, which represents advance payments on a portion of the total license fees for KG2/PO units representing less than the required minimum number of licenses which would otherwise be required to maintain their exclusivity under the CMLA. In exchange for this payment, we have agreed to provide a total credit of $1,760,000 against a portion of future license payments associated for these KG2/PO units, consisting of a payment credit of $1,200,000 and an additional discount of $560,000. In July 2017, we executed an additional amendment for additional payments of up to $250,000 for a combined payment credit of $2.0 million. To date, we have billed and collected the entire $250,000 relating to the July 2017 amendment.

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

Under the CLA, we were required to maintain a backstop security, or Backstop Security, in favor of Dresser-Rand in support of all products manufactured, supplied or otherwise provided by us during the period beginning on the execution date of the CLA, or the Execution Date, and continuing through the expiration of the warranty period for the Combined System units sold to customers as of the Execution Date. Concurrent with the execution of the amendment to the CMLA in April 2017, we and Dresser-Rand modified the Backstop Security requirement to reduce the initial Backstop Security and to not require future backstop securities for future sales. In April 2017, we reduced our existing Backstop Security from $2.1 million to $500,000, and the existing Backstop Security termination date was extended from June 2017 to March 31, 2018. The letter of credit and the related backstop security were cancelled on April 10, 2018, with an effective date of March 31, 2018, with no claims having been made by Dresser-Rand thereunder.

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

Commercial Sales Efforts

We are entering the Combined Heat and Power, or CHP, market, which is highly competitive and historically conservative in its acceptance of new technologies. To date, we have sold and delivered one 250 kW commercial Powerstation unit to the Netherlands and have sold one additional 250 kW Powerstation unit to a landfill site in Southern California. We also sold two 2 MW Power Oxidizers to Dresser-Rand in October 2016, which were delivered to a Stockton, California biorefinery site owned by Pacific Ethanol and placed into commercial operation in January 2018. These three systems, combined with the Dresser-Rand license fees of $1.6 million, represent our $4.5 million order backlog as of April 10, 2018. To date, we have billed and collected $4.4 million of our existing backlog.

In May 2016, we received a conditional purchase order for four 250 kW Powerstations, which are scheduled to be installed at the Toyon Canyon landfill site in Los Angeles, California in the middle of 2018. This order is valued at approximately $4.0 million and is subject to additional pre-sales engineering and permitting requirements. We continue to be involved in the pre-sales activity for this project and we expect an ordering decision in the second quarter of 2018.

In April 2017, we executed an amendment to the CMLA with Dresser-Rand, pursuant to which Dresser-Rand paid us $1.2 million in April 2017 and a further $250,000 in July 2017. These payments represent an advance payment on a portion of future license fees for KG2/PO units to be sold under the CMLA. We have not, as yet, received a purchase order for any system subject to these license fee advances. As such, we do not consider the $1.45 million of advances to be backlog as of April 10, 2018.

Amendments to CMLA

In April 2017, we executed the above-described amendment to the CMLA with Dresser-Rand, pursuant to which Dresser-Rand paid a cash payment of $1.2 million in April 2017, which represents advance payments on license fees for KG2/PO units representing less than the required minimum number of licenses which would otherwise be required to maintain their exclusivity under the CMLA, as amended. In exchange for this payment, we have agreed to provide a total credit of approximately $1.8 million against a portion of total future license payments associated for these KG2/PO units, consisting of a payment credit of $1.2 million and an additional discount of approximately $0.6 million. In July 2017, we executed an additional amendment for additional payments of up to $250,000 to be applied against a portion of future license payments for a combined payment credit of $2.0 million. To date, we have billed and collected the entire $250,000 relating to the July 2017 amendment.

The April 2017 Amendment further settled certain expense claims made by each party and provided for a mutual release. Because of this claims settlement, we accrued $124,000 at December 31, 2016 and 2017. The payment of the claims accrual is to be made in advance of certain future license fee payments payable from Dresser-Rand to us, expected to begin in 2018.

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

Dresser-Rand Initial Commercial Activity

In January 2015, Pacific Ethanol announced the first sale of the new KG2-3GEF/PO unit, which placed a two unit order with Dresser-Rand. Pursuant to the terms of the CLA, we began working on the initial phase of these two systems immediately after the announcement of the order received by Dresser-Rand from Pacific Ethanol. In August 2015, we received a binding purchase order from Dresser-Rand for two KG2/PO Power Oxidizer units rated for 1.75 MW for a total purchase price of $2.1 million, subsequently changed to $2.0 million by mutual agreement. We received the entire $2.0 million purchase price in the fourth quarter of 2015 after we satisfied the Dresser-Rand performance security requirement in November 2015. In September 2016, we secured the release of the license fees payable from Dresser-Rand, which had previously been placed in an escrow account and which were contingent upon satisfaction of the “Full-Scale Acceptance Test,” or FSAT, a technical milestone under the CLA that included a multitude of tests using a full, working Combined System. We received $1.1 million in cash, representing the $1.6 million license fee net of $500,000 paid to Dresser-Rand for engineering services. We have not recognized the license fees as revenues as of December 31, 2017, since there remains a risk that we may need to return the cash received in 2016 if the two Combined Systems are not made operational, which had not occurred as of December 31, 2017. At present, we believe this risk to be low and expect to recognize revenue in 2018 for all or a portion of the cash received in 2016 under the CLA.

Other Commercial Efforts

In May 2015, we received an award for our second commercial EC250 Powerstation as part of a California Energy Commission award of $1.5 million to the University of California, Irvine’s Advanced Power & Energy Program. We received a formal purchase order of approximately $900,000 in the third quarter of 2015 and through December 31, 2017, we have billed and collected $815,000. The customer subsequently determined that the initial targeted order site was economically infeasible due to unforeseen grid connectivity costs and has advised us of an alternative site in Southern California. Site preparation work is currently underway as of April 10, 2018 and we anticipate that delivery and commission of this Powerstation will occur in 2018.

During 2016, our commercial sales and marketing focus involved working with the domestic and international sales and marketing teams from Dresser-Rand to facilitate additional KG2/PO unit sales in order to drive license fee income. While we had expected for Dresser-Rand to close multiple KG2/PO opportunities in 2017, some of our potential orders for KG2/PO units require both the successful completion of the FSAT procedures and the initial system commissioning, which we expect to occur in the second quarter of 2018. In parallel, our existing internal sales team has continued to advance commercial opportunities and enter new industrial markets with our EC250 product and to develop project opportunities for our existing EC250 and KG2/PO offerings. We have also expanded our understanding of our greater, integrated Powerstation solution and are working towards value-added partnership relationships with key providers of products which can use our ultra-low emissions heat.

As of December 31, 2017, we are carrying one Combined System, or the FSAT System, that was used for the FSAT as a fixed asset on our balance sheet, which is valued at approximately $1.9 million. After the full commissioning of the two Dresser-Rand Combined Systems, we either intend to sell the FSAT System, a KG2/PO unit, to generate cash, or alternatively install the unit in an income generating project in which we have a substantial ownership stake. Several parties have expressed interest in the unit, but we view the possible sale of the Combined System as a potential cash recovery in 2018.

Beginning in the second quarter of 2017, we began to evaluate California-based project opportunities that we believe, once completed, could generate significant returns from the use of our unique low pollution combined heat and power solutions and as a way to accelerate our technology adoption rate, including opportunities that would use our EC250 units and KG2/PO units in combination. We are evaluating several such projects as opportunities, which we expect will eventually provide us with additional revenue sources either through development fees or through a carried full or partial ownership interest. One or more of these projects could also use the value of the FSAT System as a project contribution, which would result in a recurring cash stream from full or partial ownership of any such project in lieu of the sale of that asset. We believe we can enhance our financial position by participating in projects that use our combination of lower operating costs from using low quality fuel sources, coupled with the reduced emissions profile of our heat energy will accelerate the commercial adoption of our technology. We intend to participate in projects moving forward as a project developer, as well as participate in long term revenue annuity streams through a carried ownership interest from CHP projects, in addition to license revenues from our partners.

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

Operating Expense Reduction

Beginning in the first quarter of 2016, we evaluated our cash spending, including the costs incurred with our withdrawn underwritten public offering. Beginning in the second quarter of 2016, we identified and implemented cost reductions, primarily the reduction of employee and consulting headcount and professional services, and we implemented additional cost reductions later in 2016 and into early 2017. During the three months ended March 31, 2017, we reduced our headcount and recorded $100,000 of severance charges. We also downsized our office and manufacturing facilities and eliminated additional consultants. Our goal for 2017 was to bring our cash-basis operating expenses (operating expenses excluding stock compensation and depreciation) to below $1.0 million per quarter or $4.0 million per year on a recurring basis. The following table reconciles our operating expenses incurred to this target for the year ended December 31, 2017:

	Year Ended December 31, 2017	Year Ended December 31, 2016
	(unaudited)	(unaudited)

Operating Expenses	$5,398,000	$7,914,000
Less:
Stock based compensation	(883,000)	(1,327,000)
Depreciation and amortization	(424,000)	(528,000)
Cash basis operating expenses	$4,091,000	$6,059,000

Included in operating expenses for the year ended December 31, 2017 are $140,000 of severance-related expenses, and $116,000 of non-recurring consulting expenses and legal expenses primarily associated with the negotiation of the amendment to the CMLA with Dresser-Rand.

Our unaudited cash basis operating expenses (operating expenses reduced by stock-based compensation and depreciation and amortization) for the quarters ending December 31, 2017 and September 30, 2017 were $897,000 and $881,000, respectively.

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

Reverse Stock Split

Our April 2015 and May 2015 senior notes, or 2015 Senior Notes (see discussion below under “Financing Activities”), included three covenants, one of which was the requirement to enter into a reverse stock split in order to increase our share price above $5.00 per share in anticipation of an underwritten public offering. Our board of directors approved a reverse stock split of our authorized, issued and outstanding shares of common stock, as well as our authorized shares of preferred stock, par value $0.0001 per share, of which no shares are issued and outstanding, at a ratio of 1-for-50, or our Reverse Stock Split. On July 8, 2015, the Reverse Stock Split became effective and the total number of shares of common stock held by each of our stockholders converted automatically into the number of shares of common stock equal to: (i) the number of issued and outstanding shares of common stock held by each such stockholder immediately prior to the Reverse Stock Split divided by (ii) 50. We issued one whole share of the post-Reverse Stock Split common stock to any stockholder who otherwise would have received a fractional share as a result of the Reverse Stock Split, determined at the beneficial owner level by share certificate. As a result, no fractional shares were issued in connection with the Reverse Stock Split and no cash or other consideration was paid in connection with any fractional shares that would otherwise have resulted from the Reverse Stock Split. All share and per share amounts have been adjusted to reflect the reverse stock split.

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

Financing Activities

Between September 2017 and December 31, 2017, we entered into a securities purchase agreement, including several amendments and restatements thereto, pursuant to which we issued a new series of convertible senior secured notes, or, collectively, the 2017 Senior Notes, and related warrants on substantially identical terms as the convertible senior secured notes issued in December 2016, except for the initial exercise price of the detachable warrants. We issued and sold in the aggregate 2017 Senior Notes with a face value of $1,556,000 and an original issue discount of $156,000 for gross cash proceeds of $1,400,000. In conjunction with the issuance of the 2017 Senior Notes, we issued five-year warrants to purchase up to 622,222 shares of our common stock at $1.50 per share, which were valued using Black-Scholes option pricing model at $305,000. We allocated the fair value of these warrants and the conversion feature of the 2017 Senior Notes to debt discount as follows: $305,000 allocated to detachable warrants and $0 allocated to the conversion feature. We recorded an additional debt discount of $156,000 for the original issue discount, resulting in a debt discount recorded at issuance of $461,000. We will amortize this discount to interest expense over the expected remaining life of the 2017 Senior Notes, which mature on December 31, 2018.

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

The accompanying consolidated financial statements have been prepared in accordance with GAAP.

Reclassifications

Certain amounts in the 2016 consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications have no effect on previously reported net loss.

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

Concentrations of Credit Risk

Cash and Cash Equivalents

We maintain our non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation, or FDIC, provides insurance coverage of up to $250,000. For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to these deposits. At December 31, 2017, we had no cash in excess of the FDIC limit.

We consider all highly liquid investments available for current use with an initial maturity of three months or less and are not restricted to be cash equivalents. We invest our cash in short-term money market accounts.

Restricted Cash

Collateral Account

Under a credit card processing agreement with a financial institution that was entered in 2013, we are required to maintain funds on deposit with the financial institution as collateral. The amount of the deposit, which is at the discretion of the financial institution, was $50,000 on December 31, 2016 and $0 on December 31, 2017.

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for international customers are supported by guarantees or letters of credit. For those customers to whom we extend credit, we perform periodic evaluations of them and maintain allowances for potential credit losses as deemed necessary. We generally do not require collateral to secure accounts receivable. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2017 and December 31, 2016, two customers accounted for approximately 100% of our net accounts receivable.

Accounts Payable

As of December 31, 2017 and 2016, five and eight vendors accounted for approximately 53% and 50% of our total accounts payable, respectively.

Inventory

Inventory, which consists of raw materials and work-in-progress, is stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method. At each balance sheet date, we evaluate our ending inventory for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. At December 31, 2017 and 2016, we did not have a reserve for slow-moving or obsolete inventory.

Property and Equipment

Property and equipment are stated at cost and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to ten years. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed. At the time property and equipment are retired or otherwise disposed of, the cost and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are reflected in the consolidated statements of operations.

Deposits

Deposits primarily consist of amounts incurred or paid in advance of the receipt of fixed assets or are deposits for rent and insurance.

Accrued Warranties

Accrued warranties represent the estimated costs that will be incurred during the warranty period of our products. We make an estimate of expected costs that will be incurred by us during the warranty period and charge that expense to the consolidated statement of operations at the date of sale. We also reevaluate the estimate at each balance sheet date and if the estimate is changed, the effect is reflected in the consolidated statement of operations. We had no warranty accrual at December 31, 2017 or 2016. We expect that most terms for future warranties of our Powerstations and Power Oxidizers will be one to two years, depending on the warranties provided and the products sold. Accrued warranties for expected expenditures within one year are classified as current liabilities and as non-current liabilities for expected expenditures for time periods beyond one year.

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

Impairment of Long-Lived Assets

We account for our long-lived assets in accordance with the accounting standards which require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical carrying value of an asset may no longer be appropriate. We consider the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of December 31, 2017 and 2016, we do not believe there have been any impairments of our long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products will continue, which could result in impairment of long-lived assets in the future.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, derivative liabilities, secured notes payable and related debt discounts and capital lease liabilities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2017 and 2016. The carrying amounts of short-term financial instruments are reasonable estimates of their fair values due to their short-term nature or proximity to market rates for similar items.

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

We issued warrants to purchase common stock and secured debt with a conversion feature in April and May 2015, September 2016 and December 2016. In December 2015, we amended the 2015 Senior Notes to add a conversion feature. We issued additional warrants to purchase common stock with price reset provisions in December 2015, February 2016 and March 2016. These embedded derivatives and warrants were evaluated under ASC topic 815-40. We determined that the conversion feature for the 2015 secured debt, the conversion feature for the September 2016 secured debt, and the warrants issued with price reset provisions should be accounted for as derivative liabilities. In August 2016, all outstanding warrants that we previously determined should be accounted for as derivative liabilities were amended and we determined that, after giving effect to the amendments, we were no longer required to account for the warrants as derivative liabilities. In December 2016, we modified the terms of the September 2016 secured debt and determined that, after giving effect to the amendments, we were no longer required to account for the conversion features as derivative liabilities. We determined that the conversion features of the warrants issued in April and May 2015, September 2016 and December 2016 should not be accounted for as derivative liabilities. Warrants and the debt conversion features determined to be derivative liabilities were bifurcated from the debt host and were classified as liabilities on the consolidated balance sheet. Warrants not determined to be derivative liabilities were recorded to debt discount and paid-in capital. We record the warrants and embedded derivative liabilities at fair value and adjust the carrying value of the warrants to purchase common stock and embedded derivatives to their estimated fair value at each reporting date with the increases or decreases in the fair value of such warrants and derivatives at each reporting date, recorded as a gain or (loss) in the consolidated statements of operations. The warrants issued in 2015 that we no longer account for as derivative liabilities were recorded to debt discount with a corresponding entry to paid-in capital. The warrants that were amended in 2016 such that we were no longer required to account for them as derivative liabilities were marked to market immediately prior to the amendment and the fair value was reclassified on the amendment date from derivative liabilities to paid-in capital.

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

Revenues under long-term construction contracts are generally recognized using the completed-contract method of accounting. Long-term construction-type contracts for which reasonably dependable estimates cannot be made or for which inherent hazards make estimates difficult are accounted for under the completed-contract method. Revenues under the completed-contract method are recognized upon substantial completion—that is acceptance by the customer, compliance with performance specifications demonstrated in a factory acceptance test or a similar event. Accordingly, during the period of contract performance, billings and costs are accumulated on the balance sheet, but no profit or income is recorded before completion or substantial completion of the work. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimate of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. As of December 31, 2017 and December 31, 2016, we had provisions for contract losses in the amounts of $617,000 and $724,000, respectively.

Our deferred revenue balances as of December 31, 2017 consisted primary of billings and receipts of the Dresser-Rand licenses and the two Power Oxidizer units sold to Dresser-Rand and installed at a Pacific Ethanol location in Stockton, California. While delivery of the Power Oxidizer units has occurred, customer acceptance had not occurred as of December 31, 2017 and a contractual risk of loss still remained on the licensing collections. As such, we did not recognize revenues for the year ended December 31, 2017.

Research and Development Costs

Research and development costs are expensed as incurred.  Research and development costs were $2,040,000 and $3,752,000 for the years ended December 31, 2017 and 2016, respectively.

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

Income Taxes

We account for income taxes under the provisions of the accounting standards. Under the accounting standards, deferred tax assets and liabilities are recognized for the expected future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such asset will not be realized through future operations. Our deferred tax assets and liabilities are primarily related to our Net Operating Losses and timing differences between book and tax accounting for depreciation and our net deferred tax assets were fully reserved as of December 31, 2017 and 2016.

The accounting guidance for uncertainty in income taxes provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. We recognize any uncertain income tax positions on income tax returns at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. As of December 31, 2017 and 2016 and there were no unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at December 31, 2017 and 2016 and have not recognized interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2017 or 2016.

We are subject to taxation in the U.S. and various state and foreign jurisdictions.

We do not foresee material changes to our gross uncertain income tax position liability within the next twelve months.

Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock assumed to be outstanding during the period of computation.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares had been issued and if the additional shares of common stock were dilutive. Approximately 11,528,000 and 9,808,000 shares of common stock issuable upon full exercise of all options and warrants at December 31, 2017 and 2016, respectively and all shares potentially issuable in the future under the terms of the Secured Notes Payable were excluded from the computation of diluted loss per share due to the anti-dilutive effect on the net loss per share.

	Year ended December 31, 2017	Year ended December 31, 2016

Net loss	$(11,167,000)	$(10,026,000)
Weighted average number of shares of common stock outstanding:
Basic and diluted	4,010,876	3,594,026
Net loss attributable to common stockholders per share:
Basic and diluted	$(2.78)	$(2.79)

Comprehensive Income (Loss)

We have no items of other comprehensive income (loss) in any period presented. Therefore, net loss as presented in our Consolidated Statements of Operations equals comprehensive loss.

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

Ener-Core, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2017	2016

Revenues	$—	$—
Cost of goods sold	—	—
Gross profit (loss)	—	—

Operating expenses:
Selling, general, and administrative	3,358,000	4,162,000
Research and development	2,040,000	3,752,000
Total operating expenses	5,398,000	7,914,000
Operating loss	(5,398,000)	(7,914,000)

Other income (expenses):
Interest income	—	1,000
Loss on debt conversion	(53,000)	(108,000)
Loss on modification of convertible debt	—	(1,429,000)
Loss on debt extinguishment	—	(262,000)
Gain on revaluation of derivative liabilities, net	—	(4,094,000)
Loss on disposition of assets	(137,000)	—
Interest expense	(5,579,000)	(4,405,000)
Total other income (expenses), net	(5,769,000)	(2,109,000)
Loss before provision for income taxes	(11,167,000)	(10,023,000)
Provision for income taxes	—	3,000
Net loss	$(11,167,000)	$(10,026,000)

Loss per share—basic and diluted	$(2.78)	$(2.79)
Weighted average shares of common stock—basic and diluted	4,010,876	3,594,026

Revenue

Our revenue primarily consists of Power Oxidizer sales as well as engineering services. For the years ended December 31, 2017 and 2016, we recorded no revenue. Although we shipped our first two KG2/PO units, valued at $2.0 million, in 2016, and we received $1.1 million of license fees from Dresser-Rand in 2016 and license fee advances of $1.45 million in 2017, we determined that the revenue cycle was not completed by December 31, 2017 or 2016 and these balances were recorded to deferred revenues as of both December 31, 2017 and 2016.

Cost of Goods Sold

We had no revenues or cost of goods sold for the years ended December 31, 2017 or 2016.

Gross Profit (Loss)

We had no gross profit for the years ended December 31, 2017 or 2016.

Operating Expenses

Total operating expenses for the years ended December 31, 2017 and 2016 were $5.4 million and $7.9 million respectively. Our operating expenses consist of non-cash expenses including stock compensation charges and depreciation and cash-basis expenses, consisting of employee salaries and benefits paid in cash, rents and overhead, research and development materials, consulting expenses, professional services, and insurance.

The $2.5 million decrease was due to non-cash expense reductions $0.5 million and cash-basis expense reductions of $2.0 million.

Cash-basis expense reductions were primarily due to:

●	$0.5 million decrease resulting from $0.6 million lower employee salaries and benefits cost offset by $0.1 million increase due to severance and other employee departure payments accrued in 2017. The lower salaries are due to the combination of $0.4 million for decreased research and development staff and $0.1 million in lower selling, general and administrative expenses due to the resignation of Boris A. Maslov, our former President, Chief Operating Officer and Chief Technology Officer, in January 2017, offset by severance pay accrued for Dr. Maslov, and certain payments associated with Mr. Castro’s departure during 2017.

●	$0.4 million decrease in selling, general and administrative expenses, consisting of consulting and professional expenses related to restricting sales efforts in European markets as part of our 2016 and 2017 cost-cutting endeavor and lower legal costs primarily related to our registration statement filings with the SEC and related uplisting efforts expensed in 2016.

●	$0.3 million decrease in facilities and overhead costs related to lower corporate offices costs.

●	$0.8 million decrease in expensed equipment, consulting, utilities and fuel costs for the KG2 integration testing, primarily for non-recurring costs related to the FSAT testing in 2016.

Non-cash expenses decreased by $0.1 million of depreciation resulting from a lower depreciable asset base and a $0.4 million decrease in share-based compensation charges due to reduced headcount and high value stock option awards granted in 2014 that were fully vested in April 2014, offset by new restricted stock grants and stock option awards in April 2017 of lower value.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include officer compensation, salaries and benefits, stock-based compensation expense, consulting fees, legal expenses, intellectual property costs, accounting and auditing fees, investor relations costs, insurance, public company reporting costs and listing fees, and corporate overhead related costs. Total selling, general and administrative expenses for the year ended December 31, 2017 decreased $804,000 or 19.3% to $3,358,000 from $4,162,000 for the same period of the prior year.

The decrease for the year ended December 31, 2017 compared to 2016 is primarily due to the combined effect of a decrease of consulting and employee headcount cost reductions of $0.3 million, a decrease in professional services of $0.1 million, stock-based compensation expense reduction of $0.2 million and occupancy cost reductions of $0.2 million resulting from our office relocation. In April 2016, we began an aggressive cost reduction effort to reduce selling, general and administrative headcount and other costs that continued in 2017.

Research and Development Expenses

Research and development costs include development expenses for the Power Oxidizer and integration expenses related to our Power Oxidizer products with partners such as Dresser-Rand and include salaries and benefits, consultant fees, cost of supplies and materials for samples and prototypes, depreciation, as well as outside services costs. Research and development expenses for the year ended December 31, 2017 decreased $1,712,000 or 45.6% to $2,040,000 from $3,752,000 for the year ended December 31, 2016.

The decrease is due to a decrease in non-recurring charges due to the FSAT test unit in 2016 and lower recurring expenses due to lower headcount, and an expense reduction due to an allocation of headcount costs to Power Oxidizers carried in inventory.

The following tabular presentation sets forth in greater detail certain changes to research and development expenses for the years ended December 31, 2017 and 2016, respectively:

	Year Ended December 31,
	2017	2016
	(unaudited)	(unaudited)
Recurring headcount, overhead, supplies and depreciation	2,202,000	3,045,000
Less amount capitalized to FSAT and inventory units	(162,000)	(258,000)
Net recurring research and development expenses	2,040,000	2,787,000
Non-recurring FSAT equipment-related expenses	—	965,000
Total research and development expenses	$2,040,000	$3,752,000

The decrease in the recurring gross expenses of $843,000 to $2,202,000 for the year ended December 31, 2017 is due to lower employee headcount, lower facilities costs from our facility move, lower consulting costs and lower stock compensation charges compared to the year ended December 31, 2016.

The years ended December 31, 2017 and 2016 included reductions of $162,000 and $258,000, respectively, related to salaries, benefits, and consulting costs allocated to the buildout and completion of the FSAT unit and construction of the two 2 MW Power Oxidizers delivered in 2016 to Pacific Ethanol.

The year ended December 31, 2016 included $965,000 of non-recurring expenses and charges related to the FSAT conducted in 2016, including $124,000 of non-recurring CLA settlement costs accrued as of December 31, 2016 and $350,000 of assets capitalized in 2015 as fixed assets but expensed in 2016.

Other Expenses

Other expenses for the year ended December 31, 2017 of $5,769,000 consisted primarily of combined interest paid in cash and non-cash amortization of debt discount of $5,579,000, loss on asset disposition of $137,000 related to our facility move in April 2017 and sale of excess assets, and loss on debt conversion of $53,000.

Other expenses for the year ended December 31, 2016 of $2,109,000 consisted primarily of combined interest paid in cash and non-cash amortization of debt discount of $4,405,000, loss on debt modification of ($1,429,000), a loss on debt extinguishment of ($262,000), a loss on debt conversion of ($108,000), offset by a gain on the fair value adjustment of our derivative liabilities of $4,094,000. Of the ($4,405,000) of interest expense, ($322,000) was attributable to the convertible senior secured promissory notes issued in December 2016, or the 2016 Senior Notes, ($287,000) was attributable to the convertible unsecured notes issued in September 2016, or the Convertible Unsecured Notes, and ($416,000) was attributable to the combination of cash payments to the securing party of our backstop letter of credit and non-cash amortization of letter of credit fees. The remaining ($3,380,000) relates primarily to $600,000 of cash interest and $2,587,000 of amortization of debt discount and deferred financing costs for our 2015 Senior Notes. The loss on debt modification, loss on debt extinguishment, and substantially all of the gain on fair value adjustment of derivative liabilities pertain to the 2015 Senior Notes in existence until December 2, 2016. The loss on debt conversion of ($108,000) relates to the conversion of $111,111 of principal outstanding under a 2015 Senior Note into 44,444 shares of common stock in December 2016.

Net Loss

For the year ended December 31, 2017, our net loss was approximately $11.2 million, primarily from operating expenses of $5.4 million and other expenses, net of $5.8 million.

For the year ended December 31, 2016, our net loss was approximately $10.0 million, primarily from operating expenses of $7.9 million and other expenses, net of $2.1 million.

The increase in the net loss of $1.2 million from $10.0 million for the year ended December 31, 2016 to $11.2 million for the year ended December 31, 2017 was due to an increase in other expenses, net of $3.6 million, and a decrease in the operating loss of $2.5 million, as described above.

Liquidity

Cash Flows Used in Operating Activities

Cash used in operating activities for the year ended December 31, 2017 of $2.5 million resulted from a net loss of approximately $11.2 million, reduced by non-cash charges of $6.8 million and $1.9 million of working capital. The non-cash charges consisted of $5.2 million in non-cash amortization of debt discounts and deferred financing fees, $0.9 million for stock-based compensation, $0.1 million in loss on fixed asset disposal, $0.1 million in loss on debt conversion, and $0.4 million for depreciation. The $1.9 million change in working capital was primarily due to a $1.5 million increase in customer advances, an increase of $0.9 million in accounts payable, offset by an increase of $0.4 million for purchased inventory and $0.1 million in prepaid expenses.

Cash used in operating activities was approximately $7.6 million for the year ended December 31, 2016. Cash used in operating activities for the year ended December 31, 2016 resulted from a net loss of approximately $10.0 million, reduced by non-cash charges of $3.0 million and increased by $0.6 million of working capital used. The non-cash charges consisted of $3.1 million in non-cash amortization of debt discounts and deferred financing fees, $1.3 million for stock-based compensation, a $1.4 million loss due to the modification and extinguishment of the 2015 Senior Notes, $0.3 million for fixed asset impairment, and $0.5 million for depreciation offset by a $4.1 million gain on changes in the fair value of derivative liabilities. The $0.6 million change in working capital was primarily due to an increase of $2.0 million for inventory, offset by a $0.9 million increase in customer advances and a net decrease of $0.4 million in prepaid expenses and restricted cash.

Cash Flows from Investing Activities

Cash provided by investing activities of $0.1 million for the year ended December 31, 2017 was attributable to the sale of assets related to our facilities downsizing and move in 2017.

Cash used in investing activities for the year ended December 31, 2016 of $0.7 million consisted primarily of payments made to complete the full KG2/PO prototype used in the KG2 integration for the FSAT.

Cash Flows Provided by Financing Activities

Cash provided by financing activities of $1.4 million for the year ended December 31, 2017 was attributable to $1.4 million in 2017 Senior Notes issued between September and December 2017.

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

From our inception, we have incurred losses from operations. For the year ended December 31, 2017, we had a net loss of approximately $11.2 million and an accumulated deficit of approximately $52.3 million. For the year ended December 31, 2017, we used cash in operations of approximately $2.5 million, which raises substantial doubt about our ability to continue as a going concern.

We expect to continue to incur substantial additional operating losses from costs related to the continuation of product and technology development and administrative activities. Our cash on hand at December 31, 2017 was approximately $0.2 million.

Between April 2017 and August 2017, we received $1.45 million in license fee advances on future license payments from Dresser-Rand. Between September and December 2017, we issued the 2017 Senior Notes with an aggregate principal amount of approximately $1.56 million and issued related warrants to purchase up to 622,222 shares of our common stock in exchange for gross proceeds of $1.4 million.

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

Our principal source of liquidity is cash. As of December 31, 2017, cash and cash equivalents (including restricted cash) were $0.2 million, or 3.0% of total assets, compared to $1.3 million, or 16.8% of total assets, at December 31, 2016. The decrease in cash and cash equivalents during the year ended December 31, 2017 was due to the receipt of $1.4 million of cash from debt financings and $0.1 million of receipts from fixed asset sales, offset by cash used in operating activities of $2.5 million.

Through the end of 2017, our product sales were limited to initial system sales that were not profitable and required additional cash in excess of expected cash receipts. In addition, we incurred significant development and administrative expenses in order to develop our products with little or no cash contribution from sales. Beginning in 2016 we began to focus on reduction of our operating costs payable in cash through headcount and overhead cost reductions and saw an increase in cash collections from customers from sales transactions that are expected to be cash flow positive. In 2016, we received $1.1 million of cash from license fees and in 2017 we received $1.45 million from our CMLA agreement with Dresser-Rand and we reduced our “cash-basis” expenses to $4.1 million in 2017.

We have not yet achieved profitable operations and have yet to establish an ongoing source of revenue to cover operating costs and meet our ongoing obligations. Our cash needs for the next 12 months are projected to be in excess of $6.5 million, which we estimate to include the following:

●	Employee, occupancy and related costs: $3.2 million

●	Professional fees and business development costs: $0.5 million

●	Research and development programs: $0.5 million

●	Corporate filings: $0.3 million

●	Working capital: $2.0 million

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

Concurrent with the execution of the amendment to the CMLA in April 2017, we and Dresser-Rand modified the requirements for our existing backstop security. As modified, we are required to maintain a $500,000 backstop security, reduced from $2.1 million, and the backstop security was extended from June 2017 to March 31, 2018. The letter of credit and the related backstop security were cancelled on April 10, 2018, with an effective date of March 31, 2018, with no claims having been made by Dresser-Rand thereunder.

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

Recently Issued Accounting Pronouncements

From time to time, the FASB issues Accounting Standards Updates, or ASUs, to amend the authoritative literature in ASC. Management believes that those issued to date that are not described below either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to us or (iv) are not expected to have a significant impact our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) pertaining to revenue recognition. The primary objective of ASU 2014-09 is for entities to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled to in exchange for those goods or services. This new standard also requires enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively and improves guidance for multiple-element arrangements. The FASB has subsequently issued several additional amendments to the standard, including ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance on principal versus agent analysis based on the notion of control and affects recognition of revenue on a gross or net basis. Additionally, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which provided additional guidance and clarity on this topic. Companies have the option of applying this new guidance retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. The original effective date of this new standard was for periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 and the related amendments by one year to periods beginning after December 15, 2017. Accordingly, we adopted this new standard and related amendments on January 1, 2018, and we have elected to adopt it using the modified retrospective method. Based on our assessment, the adoption of the new revenue recognition guidance will result in an acceleration of certain revenues that are based, in part, on future contingent events. For example, license fee payments received which had been deferred under U.S. GAAP as of December 31, 2017 may be recognized in full or in part as of January 1, 2018 and license payments which would otherwise be deferred until certain performance obligations are completed, may be recognized earlier than the treatment under U.S. GAAP in effect as of December 31, 2017. We are in the process of implementing the necessary changes to our business processes, systems and controls to support recognition and disclosure of this new standard.

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

In September 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-13, Revenue Recognition, Revenue from Contracts with Customers, Leases. The ASU adds SEC paragraphs to the new revenue and leases sections of the Accounting Standards Codification (ASC or Codification) on the announcement the SEC Observer made at the 20 July 2017 EITF meeting. The SEC Observer said that the SEC staff would not object if entities that are considered public business entities only because their financial statements or financial information is required to be included in another entity’s SEC filing use the effective dates for private companies when they adopt ASC 606, Revenue from Contracts with Customers, and ASC 842, Leases. This would include entities whose financial statements are included in another entity’s SEC filing because they are significant acquirees under Rule 3-05 of Regulation S-X, significant equity method investees under Rule 3-09 of Regulation S-X and equity method investees whose summarized financial information is included in a registrant’s financial statement notes under Rule 4-08(g) of Regulation S-X. We are currently evaluating the impact of adopting this guidance.

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

Our audited financial statements for the years ended December 31, 2017 and 2016, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1 and are incorporated by reference herein.

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

As of December 31, 2017, the end of the fiscal year covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were ineffective at the reasonable assurance level. Such conclusion is due to the presence of material weaknesses in internal control over financial reporting as described below. Management anticipates that our disclosure controls and procedures will remain ineffective until such material weaknesses are remediated.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2017 due to the following material weaknesses:

1.	We do not have complete written documentation of all of our internal control policies and procedures. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	For the year ended December 31, 2017, we did not have a sufficient, integrated purchasing and accounting system to allow for proper tracking, control and costing of our prototype KG2/PO unit costs carried as a fixed asset and Powerstations currently under construction for sale and carried in inventory. Although we believe that our costing is accurate, based on additional review and procedures, to the extent we sell additional units, we will need to enhance our controls over our inventory systems. Management evaluated the impact of our failure to have adequate inventory accounting systems, coupled with the risk associated with costing our inventory, and the expected future activity for our inventory costing system and has concluded that the control deficiency that resulted represented a material weakness.

4.	For the year ended December 31, 2017, management concluded that the our management information systems and information technology internal control design was deficient because the potential for unauthorized access to certain information systems and software applications existed during 2017 in several departments, including corporate accounting. Additionally, certain key controls for maintaining the overall integrity of systems and data processing were not properly designed and operating effectively. These deficiencies increased the likelihood of potential material errors in our financial reporting. Management evaluated the impact of our failure to have adequate information technology controls, on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

We do not expect to have fully remediated these material weaknesses until management has tested those internal controls and found them to have been remediated. We expect to continue to improve our internal controls and to test the improvements during our annual testing for the fiscal year ending December 31, 2018.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our directors and executive officers and their ages and positions as of April 10, 2018 are as follows:

Name	Age	Position(s)
Alain J. Castro	48	Chief Executive Officer and Director
Domonic J. Carney	51	Chief Financial Officer, Secretary and Treasurer
Douglas A. Hamrin	47	Vice President, Engineering
Mark Owen	56	Vice President of Operations and Business Development
Michael J. Hammons(3)	48	Director
Bennet P. Tchaikovsky(1)	48	Director
Ian Copeland(2)	55	Director
Stephen Markscheid(1)(2)	64	Director
James Reiman (2)	63	Director
Kent Williams	67	Director

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nominating and Corporate Governance Committee

Executive Officers

Alain J. Castro, Chief Executive Officer and Director

Mr. Castro has been the Chief Executive Officer and a director of Ener-Core Power, Inc., our wholly owned subsidiary, since May 2013 and our Chief Executive Officer and director since the merger of Ener-Core Power, Inc. and Flex Merger Acquisition Sub, Inc. effective as of July 1, 2013, or the Merger. He founded International Energy Ventures Limited, a United Kingdom-based investor of clean tech companies and renewable energy projects, in May 2003, and remains a controlling investor. Between February 2008 and June 2011, Mr. Castro served in various capacities (including president and a director) of the North and South America divisions of Akuo Energy, an international developer and operator of renewable energy projects. Prior to his career in the renewable energy sector, he was a partner at Ernst & Young Consulting (in the Mercosur region of Latin America), an international advisory services firm. Mr. Castro participated in the Sloan Executive Masters Program at the London Business School and received his B.S. in Industrial and Mechanical Engineering from the University of Texas. Mr. Castro brings to our board of directors experience with clean tech companies and renewable energy projects, as well as previous executive-level experience. On December 17, 2017, we and Mr. Castro, our Chief Executive Officer, entered into a separation agreement, pursuant to which we and Mr. Castro mutually agreed to terminate Mr. Castro’s employment with us, as well as his position as Chief Executive Officer, effective as of a date not later than May 31, 2018. We are currently engaged in a search for a new Chief Executive Officer to replace Mr. Castro. It is currently contemplated that Mr. Castro will remain employed and will continue to serve as Chief Executive Officer and a member of our board of directors until we identify his replacement.

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

Mark Owen, Vice President of Operations and Business Development

Mr. Owen has been our Vice President of Operations and Business Development since February 2017 and served as our Director of Business Sales from March 2015 to February 2017. Prior to joining us, Mr. Owen held positions in Business Development and Sales at Gulf Coast Environmental Systems from 2008 to 2014 and was the founder of a consulting firm that focused on air and water pollution abatement systems. Mr. Owens has over thirty years of experience in the commercialization, installation and operational servicing of various types of air pollution control and waste treatment systems within Fortune 500 companies worldwide. Mr. Owen has also been a senior project manager for several high profile environmental projects across many manufacturing sectors, including aerospace, pharmaceuticals and oil and gas.

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

Stephen Markscheid, Independent Director

Mr. Markscheid became one of our directors on June 29, 2016. Mr. Markscheid brings over 30 years of corporate finance experience in the United States, Asia and Europe, including experience in mergers and acquisitions, strategic investments, joint ventures and new business development across industries in emerging markets. Mr. Markscheid has served as Chief Executive Officer of Synergenz BioScience Inc. since 2007, head of international business for Mammoth Industries since 2013 and partner of Wilton Partners since 2014. He has also been an independent member of the boards of directors of CNinsure, Inc. since 2007, Jinko Solar, Inc. since 2009, ChinaCast Education Corporation since 2011 and Hexindai since 2017. Mr. Markscheid also served as an independent member of the boards of directors of China Integrated Energy Corporation from 2011 to 2014 and China Ming Yang Wind Power Group from 2011 to 2016. Mr. Markscheid was previously a representative of the US-China Business Council from 1978 to 1983, a vice president of Chase Manhattan Bank from 1984 to 1988, a vice president of First Chicago Bank from 1988 to 1993, a case leader of Boston Consulting Group from 1994 to 1997, a director of business development of GE Capital (Asia Pacific) from 1998 to 2001, a senior vice president of GE Healthcare Financial Services from 2003 to 2006 and the chief executive officer of HuaMei Capital Company, Inc. from 2006 to 2007. Mr. Markscheid received his bachelor’s degree in East Asian studies from Princeton University in 1976, a master’s degree in international affairs and economics from Johns Hopkins University (SAIS) in 1980 and an MBA from Columbia University in 1991. Mr. Markscheid brings to our board of directors extensive experience as an independent director and substantial corporate finance experience, particularly in the Asian marketplaces.

Kent Williams, Independent Director

Mr. Williams became one of our directors on April 14, 2017. Since 2002, Mr. Williams has served as a managing member of Vista Asset Management LLC. Mr. Williams also currently serves as a strategic advisor to alternative energy companies focused on plug-in hybrid electric vehicle (PHEV) drive trains and new battery technologies, including as a member of the board of directors of ViZn Energy since 2016, and as an advisor to the boards of directors of ZAF Energy Systems since 2016 and Efficient Drivetrains since 2015. From 2012 to 2014, Mr. Williams also on the board of directors of Copytele Inc., now known as ITUS Corporation (NASDAQ:ITUS). In 2010, he was a founder of VIA Motors, a clean tech, plug-in electric vehicle company. Before joining Vista Asset Management, Williams accumulated more than 30 years of experience in the capital markets, including positions with U.S. Trust, Wood Island Associates, and Merrill Lynch. During his 16-year tenure at Wood Island Associates, Williams served as a principal, portfolio manager, analyst and head of trading. He was appointed Vice Chairman of the American Stock Exchange ITAC Committee from 1985 to 1998. Mr. Williams received his M.B.A. from St. Mary’s College of California and a B.A. from the University of California at Berkeley. Mr. Williams brings to our board of directors extensive experience as an advisor within the capital markets as well as substantial energy-related experience.

James Reiman, Independent Director

Mr. Reiman became one of our directors on May 3, 2017. Mr. Reiman has more than 30 years of management, financial and legal experience with international and domestic public and private companies. He was the founder, CEO and Managing Member of Aerofficient LLC, which designed and manufactured aerodynamic fairings for heavy-duty truck trailers. During his time at Aerofficient LLC, Mr. Reiman codeveloped and co-invented technologies that have been awarded 19 patents. Mr. Reiman also previously served as CEO and Chairman of EBT Digital Communications Retail Group, a large retailer of mobile phones based in Shanghai, China that was listed on the London Stock Exchange’s AIM market. As CEO and then Chairman of EBT, Mr. Reiman successfully implemented a turnaround strategy and managed EBT’s growth from 33 to over 225 stores in five years and into one of China’s largest and most respected retailers of mobile phones. Prior to EBT, Mr. Reiman practiced law as a commercial transactions attorney with U.S. law firms. Mr. Reiman currently serves as a lecturer and negotiation coach at elite business schools in the U.S. and abroad, and serves as a mediator and arbitrator of domestic and international commercial disputes. He is a negotiation coach for the Oxford Programme on Negotiation (OPN) at the University of Oxford, Saïd Business School, and lectures at other universities on topics related to negotiation, corporate governance, international arbitration, conducting business in China, strategic decision making and risk management. He is a graduate of Columbia University (BA) and the Northwestern University School of Law (JD), and holds a certificate from the Advanced Executive Program at the Kellogg School of Management at Northwestern University. He is also a Board Leadership Fellow of the National Association of Corporate Directors. Mr. Reiman brings to our board of directors extensive experience as a business executive in high growth technology companies as well as a legal background, including experience with arbitration and negotiation.

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

Audit Committee

The Audit Committee currently consists of Messrs. Tchaikovsky (Chairman) and Markscheid. The Audit Committee operates under a written charter, which is available at http://ir.ener-core.com/governance-docs. The purpose of the Audit Committee is to oversee the accounting and financial reporting processes of our company and the audits of our financial statements. In addition to other powers and responsibilities, the Audit Committee (i) is directly responsible for the appointment, compensation, retention, oversight and termination, if necessary, of the independent registered public accounting firm, (ii) reviews the independence and quality control procedures of the independent registered public accounting firm, (iii) reviews and discusses the annual audited financial statements with management and the independent registered public accounting firm, and (iv) reviews, and approves as appropriate, all related party transactions. Our board of directors has determined that Mr. Tchaikovsky is an “audit committee financial expert” as defined by the regulations promulgated by the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely upon the review of copies of such reports furnished to us and written representations that no other reports were required during the year ended December 31, 2017 or prior fiscal years, all of our officers, directors and greater than ten percent stockholders have complied with all applicable Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

We qualify as a “smaller reporting company” under applicable SEC rules and, as such, we have chosen to provide the scaled disclosure permissible under Item 402(l) of Regulation S-K. The following table sets forth information regarding compensation for each of our “named executive officers” during the fiscal year ended December 31, 2017 for SEC reporting purposes.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Alain J. Castro	2017	203,000	136,000	86,000	—		425,000
Chief Executive Officer(2)	2016	200,000	—	—	—		200,000

Domonic J. Carney	2017	210,000	81,000	52,000	15,000	(3)	358,000
Chief Financial Officer, Secretary and Treasurer	2016	180,000	—	—	—		180,000

Douglas Hamrin	2017	190,000	54,000	34,000	—		278,000
Vice President, Engineering	2016	180,000	—	—	—		180,000

(1)	The amounts shown in this column represent the aggregate grant date fair value of equity awards consisting of either restricted shares or stock options granted in the year computed in accordance with FASB ASC Topic 718. These amounts are not paid to, and may not be, realized by the officer. See Note 14 of the accompanying notes to our audited consolidated financial statements for a discussion of valuation assumptions made in determining the grant date fair value and compensation expense of our equity awards.

(2)	Mr. Castro’s annual base salary was $200,000 for 2016 and most of 2017, and increased to $240,000 on December 1, 2017. On December 17, 2017, we entered into a separation agreement with Mr. Castro, pursuant to which we mutually agreed that he would cease to serve as our Chief Executive Officer not later than May 31, 2018. We are currently engaged in a search for a new Chief Executive Officer to replace Mr. Castro. We currently anticipate that Mr. Castro will continue to serve as our Chief Executive Officer and a member of our board of directors until we identify his replacement.

(3)	Amount represents $15,000 of taxable commuting expense reimbursement for 2017.

Employment, Separation and Change in Control Arrangements with Our Named Executive Officers

Except as described below, we currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements covering the resignation, retirement or any other termination of any of our executive officers.

Employment Agreements

We have entered into various employment, employment-related and separation agreements with our named executive officers. Set forth below are summaries of many of the material provisions of such agreements. These summaries do not purport to describe all of the terms and conditions of each such agreement. All share figures and exercise prices noted in these summaries are adjusted to give effect to the 1-for-50 reverse split of our issued and outstanding common stock on July 8, 2015, retroactively, unless otherwise noted.

Our Agreements with Mr. Castro:

We previously employed Mr. Castro pursuant to an employment agreement, dated April 25, 2013, with Flex Power Generation, Inc., then known as Ener-Core Power, Inc., for the position of Chief Executive Officer, which agreement we assumed as of the closing of the Merger (as defined in Note 1 to our consolidated financial statements included elsewhere in this report). Under the agreement, the term of Mr. Castro’s employment was one year, renewing automatically for successive one-year terms unless either party gave the other party notice of non-renewal not less than 30 days prior to the end of the relevant term. Mr. Castro had been entitled to a base salary of $200,000 per year under the agreement. Effective as of December 1, 2017, as described below, Mr. Castro’s base salary increased to $240,000 per year. Mr. Castro had been eligible under his agreement (i) for an annual bonus and/or other annual incentive compensation in accordance with any applicable executive bonus plan as our board of directors may adopt in its sole discretion, and (ii) to participate in our equity incentive plan or incentive option plan, as applicable, with grants and vesting schedules as determined by the board of directors from time to time.

On December 17, 2017, we and Mr. Castro entered into a separation Agreement and General Release of All Claims, or Separation Agreement, pursuant to which we mutually agreed that Mr. Castro’s service with us will end no later than May 31, 2018, or the Termination Date. We currently anticipate that Mr. Castro will remain employed and will continue to serve as both Chief Executive Officer and a member of our board of directors during the six-month notice period, beginning on December 1, 2017 and ending on the Termination Date, or the Notice Period, subject to the following conditions: (i) if we hire a new chief executive officer during the Notice Period, Mr. Castro will continue to remain employed by us as a special advisor for the remainder of the Notice Period and will perform duties under the direction of the board of directors; (ii) Mr. Castro will resign as a member of the board of directors at the request of the board of directors at any time during the Notice Period; (iii) during the Notice Period, we will pay Mr. Castro a base salary of $20,000 per month, we will continue to reimburse Mr. Castro for certain out-of-pocket business expenses and Mr. Castro may continue to participate in our health and insurance plans; and (iv) the options awarded to Mr. Castro on or about April 6, 2017 and November 28, 2014 and the restricted stock awarded to Mr. Castro on or about April 6, 2017 will accelerate and be fully vested on the effective date of the Severance Agreement and General Release of All Claims, or Severance Agreement, that Mr. Castro has agreed to execute upon effectiveness of his termination (currently expected on or around May 31, 2018). In addition, the November 28, 2014 option granted to Mr. Castro will remain exercisable through November 28, 2020, and his April 6, 2017 option will be exercisable for a period of five years following his departure pursuant to the terms of the Separation Agreement. During the Notice Period, Mr. Castro may spend a reasonable amount of time searching for alternate employment, and in the event he leaves to begin full time employment elsewhere during the Notice Period, he will forfeit any additional compensation due under the Separation Agreement.

The Separation Agreement provides that Mr. Castro will be entitled to a cash payment of $40,000 to be paid upon termination of his employment, provided that (a) Mr. Castro complies with his obligations under both the Separation Agreement and his employment agreement, dated April 25, 2013, with Flex Power Generation, Inc., (b) Mr. Castro complies with our policies and (c) Mr. Castro signs and does not revoke the Severance Agreement on his termination date. The Separation Agreement includes an acknowledgment that the money and benefits described therein are greater than the amount that Mr. Castro would have received under our policies or his employment agreement.

The Separation Agreement also includes, among other things, a release of all claims by Mr. Castro and a release of claims against Mr. Castro by us, and provides that Mr. Castro remains obligated to comply with his post-employment obligations set forth in his employment agreement. The Separation Agreement also imposes certain confidentiality and non-disclosure obligations on Mr. Castro.

Mr. Castro’s employment agreement also contains restrictive covenants prohibiting: (i) disparagement of us or our affiliates during his employment and thereafter, and (ii) the use or disclosure of confidential business information during or at any time after termination of his employment.

Our Agreements with Mr. Carney:

Our offer letter to Mr. Carney dated August 19, 2014 provided for an annual base salary of $180,000 and an option under the 2013 Plan to purchase 30,000 shares of our common stock at an exercise price equal to the per share closing price on August 19, 2014. In 2017, we increased Mr. Carney’s annual base salary to $210,000 effective as of January 1, 2017.

In addition to the offer letter, we entered into an employment agreement with Mr. Carney, dated as of August 19, 2014, for the position of Chief Financial Officer and Treasurer, which, in addition to his annual salary as described in the offer letter, provides that he is eligible to receive an annual bonus and other annual incentive compensation that our board of directors may adopt, as well as benefits that we make available to other employees. We will also reimburse Mr. Carney for reasonable expenses that he incurs in performing his duties.

Under his employment agreement, if Mr. Carney’s services are terminated upon his death or disability, he or his estate may be granted (i) additional vesting of then-unvested stock or stock options, (ii) a proportional amount of any earned and unpaid annual bonus based on his performance through the date of termination, and/or (iii) severance payments.

If we terminate Mr. Carney’s services other than for cause and other than due to death or disability, then we are obligated to provide him (i) monthly cash severance payments at his then-current salary rate, and (ii) continued health insurance coverage during the six-month period immediately following the termination date, subject to earlier termination in the event that he obtains new employment or engages (or assists any other person or entity to engage) in any activity competitive with our business. Further, if during the six-month period immediately preceding or following a “change of control” (as defined in Mr. Carney’s employment agreement), we terminate his employment without cause, then all of his then-unvested outstanding options will immediately vest.

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

Our Agreements with Mr. Hamrin:

We entered into an employment agreement with Mr. Hamrin, dated as of June 29, 2016, for the position of Vice President of Engineering, which provides that he will receive an annual base salary of $180,000 and is eligible to receive an annual bonus and/or other annual incentive compensation in accordance with any applicable executive bonus plan applicable to Mr. Hamrin as may be adopted by our board of directors in its sole discretion. The employment agreement also provides that we will reimburse Mr. Hamrin for reasonable expenses that he incurs in performing his duties. During the term of his employment, Mr. Hamrin will also be entitled to up to 15 days of paid time off, or PTO, annually (adjusted annually based on years of service with us) and to participate in our benefit plans and programs. The initial term of the employment agreement is one year, which may be automatically extended for successive one year terms unless terminated by either party upon at least 30 days’ prior notice.

If Mr. Hamrin’s services are terminated upon his death or disability, then he or his estate may be granted (i) additional vesting of then-unvested stock or stock options, (ii) a proportional amount of any earned and unpaid annual bonus based on his performance through the date of termination, and/or (iii) severance payments.

If we terminate Mr. Hamrin’s services other than for cause and other than due to death or disability, then we are obligated to provide him (i) monthly cash severance payments at his then effective salary rate and (ii) continued health insurance coverage during the six-month period immediately following the termination date, subject to earlier termination in the event that he obtains new employment or engages (or assists any other person or entity to engage) in any activity competitive with our business. Further, if during the six-month period immediately preceding or following a “change of control” (as defined in Mr. Hamrin’s employment agreement), we terminate his employment without cause, then all of his then-unvested outstanding options will immediately vest.

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

Outstanding Equity Awards at 2017 Fiscal Year-End

The following disclosure reflects all outstanding equity awards at the end of our 2017 fiscal year for each named executive officer. All share figures and exercise prices noted in the following table and its footnotes are adjusted to give effect to the 1-for-50 reverse split of our issued and outstanding common stock on July 8, 2015, retroactively.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Alain Castro	4/28/14	43,000		—	17.50	4/28/20
	5/13/14	6,460		—	24.00	5/13/20
	11/28/14	3,624	(2)(3)	1,076	8.00	11/28/20
	4/4/17	53,063	(3)(4)	34,437	2.50	4/4/27
	4/4/17						52,500	(5)	38,325

Domonic J. Carney	8/19/14	25,000	(6)	5,000	7.50	8/19/20
	11/28/14	3,624	(2)	1,076	8.00	11/28/20
	4/4/17	25,056	(7)	27,444	2.50	4/4/27
	4/4/17						39,375	(8)	28,744

Douglas A. Hamrin	4/28/14	16,000		—	17.50	4/28/20
	5/1/14	948		—	24.00	5/13/20
	10/3/14	7,917	(9)	2,083	12.50	7/1/23
	4/4/17	16,705	(7)	18,295	2.50	4/4/27
	4/4/17						26,250	(8)	19,163

(1)	The market value of such securities is calculated by multiplying the number of shares of restricted stock that had not vested at December 31, 2017 by $0.73, the closing price per share of our common stock as reported on the OTCQB Marketplace on December 29, 2017 (the last trading day prior to our fiscal year ended December 31, 2017).

(2)	Options vest as follows: (i) 25% on November 28, 2015 and (ii) the remainder in equal monthly amounts over 36 months thereafter. All options may be exercised early for restricted shares that vest in accordance with the original option vesting schedule.

(3)	On December 17, 2017, we and Alain J. Castro agreed that the options awarded to Mr. Castro on November 28, 2014 and April 4, 2017 will accelerate and be fully vested on the effective date of the Severance Agreement that Mr. Castro has agreed to execute upon effectiveness of his termination. In addition, his November 28, 2014 option will remain exercisable through November 28, 2020, and his April 6, 2017 option will be exercisable for a period of five years following his departure, pursuant to the terms of the Separation Agreement.

(4)	Options vest as follows: (i) 45% on April 4, 2017 and (ii) the remainder in equal monthly amounts over 33 months thereafter. All options may be exercised early for restricted shares that vest in accordance with the original option vesting schedule.

(5)	Mr. Castro’s shares of restricted common stock vested 40% on the grant date and were scheduled to vest 20% on each subsequent one-year anniversary of the grant date. On December 17, 2017, we and Mr. Castro agreed that the remaining unvested shares will accelerate and be fully vested on the effective date of the Severance Agreement that Mr. Castro has agreed to execute upon effectiveness of his termination.

(6)	Options vest as follows: (i) 12.5% on February 19, 2015, (ii) 12.5% on August 19, 2015 and (iii) the remainder vests in equal monthly amounts over 36 months thereafter. All options may be exercised early for restricted shares that vest in accordance with the original option vesting schedule.

(7)	Options vest as follows: (i) 25% on April 4, 2017 and (ii) the remainder in equal monthly amounts over 33 months thereafter. All options may be exercised early for restricted shares that vest in accordance with the original option vesting schedule.

(8)	The shares of restricted common stock vest as follows: (i) 25% on or before March 31, 2018, (ii) 25% on March 31, 2018, (iii) 25% on March 31, 2019, and (iv) 25% on March 31, 2020.

(9)	Options vest as follows: (i) 25% on October 3, 2015 and (ii) the remainder in equal monthly amounts over 36 months thereafter. All options may be exercised early for restricted shares that vest in accordance with the original option vesting schedule.

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

Share reserve

We have reserved 600,000 shares of our common stock for issuance under the 2015 Plan. In addition, any awards outstanding as of August 28, 2015 under the 2013 Plan remain subject to and will be paid under the 2013 Plan and any shares then subject to outstanding awards under the 2013 Plan that subsequently expire, terminate or are surrendered or forfeited for any reason without issuance of shares will automatically become available for issuance under the 2015 Plan. Up to 600,000 shares may be granted as incentive stock options under Code Section 422 under the 2015 Plan. The shares of common stock issuable under the 2015 Plan will consist of authorized and unissued shares, treasury shares or shares purchased on the open market or otherwise.

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

Administration

The 2015 Plan may be administered by our board of directors or the Compensation Committee. The Compensation Committee currently selects the individuals to whom awards may be granted, the time or times at which such awards are granted and the terms and conditions of such awards.

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

Clawback

All awards granted under the 2015 Plan will be subject to all applicable laws regarding the recovery of erroneously awarded compensation, any implementing rules and regulations under such laws, any policies adopted by us to implement such requirements, and any other compensation recovery policies as may be adopted from time to time by us.

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

2013 Equity Incentive Plan

Introduction

On July 1, 2013, our board of directors adopted the 2013 Plan, which was subsequently approved by our stockholders. We subsequently amended the 2013 Plan on August 23, 2013 and March 25, 2015. The 2013 Plan had authorized us to grant non-qualified stock options and restricted stock purchase rights to purchase up to 420,000 shares of our common stock with vesting to employees (including officers) and other service providers. We issued only stock options under the 2013 Plan. Our board of directors adopted the 2015 Plan and at the 2015 Annual Meeting of Stockholders held on August 28, 2015, our stockholders approved the 2015 Plan. Accordingly, we no longer will make award grants under plans in existence prior to the 2015 Plan, including the 2013 Plan. Any awards outstanding under the 2013 Plan as of August 28, 2015 remain subject to, and underlying shares will be issued under, the 2013 Plan, and any shares subject to outstanding awards under the 2013 Plan that subsequently cease to be subject to such awards (other than by reason of settlement of the awards in shares) will automatically become available for issuance under the 2015 Plan.

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

Director Compensation

The following table provides 2017 compensation information for our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)(3)

Michael J. Hammons(4)	40,000	25,000	65,000
Bennet P. Tchaikovsky(5)	40,000	25,000	65,000
Ian Copeland(6)	40,000	25,000	65,000
Stephen Markscheid(7)	40,000	20,000	60,000
Kent Williams(8)	28,000	25,000	53,000
James Reiman(9)	24,000	25,000	49,000
Jeff Horn(10)	14,000	25,000	39,000

(1)	All share figures and exercise prices noted in the footnotes to this table are adjusted to give effect to the 1-for-50 reverse split of our issued and outstanding common stock on July 8, 2015, retroactively.

(2)	The amounts shown in this column represent the aggregate grant date fair value of stock options granted in the year computed in accordance with FASB ASC Topic 718. These amounts are not paid to, and may not be realized by, the director. See Note 14 of the notes to our audited consolidated financial statements for the fiscal year ended December 31, 2017 for a discussion of valuation assumptions made in determining the grant date fair value and compensation expense of our stock options.

(3)	We reimburse our directors for reasonable travel expenses incurred to attend meetings of our board of directors.

(4)	Mr. Hammons serves as our Chairman of our board of directors and has served as our Nominating and Corporate Governance Committee Chairman since July 14, 2015. On November 28, 2014, we entered into a stock option agreement with Mr. Hammons to purchase 6,000 shares of our common stock at an exercise price per share of $8.00. The award agreement provides for the option to vest as follows: (i) 1/2 of the total number of shares subject to the award on the grant date, and (ii) 1/18 of the total number of shares subject to the award each month thereafter. On April 4, 2017, we entered into a stock option agreement with Mr. Hammons to purchase 25,000 shares of our common stock at an exercise price of $2.50 per share. The agreement provides for the option to vest as follows: (i) 31.25% of the total number of shares subject to the award on the grant date, and (ii) 1/48 of the total number of shares subject to the award each month thereafter.

(5)	Mr. Tchaikovsky has served as a director and as our Audit Committee Chairman since November 2013. Beginning in April 2014, Mr. Tchaikovsky became entitled to an annual fee of $40,000. On November 22, 2013, we issued Mr. Tchaikovsky an option to purchase 5,000 shares of our common stock at an exercise price per share of $76.00. On April 28, 2014, we cancelled these options and issued Mr. Tchaikovsky an option to purchase 5,000 shares of our common stock at an exercise price per share of $17.50, with 15% of the total number of shares subject to the award vesting on the grant date and the remainder vesting over 36 months. On April 4, 2017 we entered into a stock option agreement with Mr. Tchaikovsky to purchase 25,000 shares of our common stock at an exercise price of $2.50 per share. The agreement provides for the option to vest as follows: (i) 31.25% of the total number of shares subject to the award on the grant date, and (ii) 1/48 of the total number of shares subject to the award each month thereafter.

(6)	Mr. Copeland has served as a director since December 2014 and as our Compensation Committee Chairman since July 14, 2015 and is entitled to an annual fee of $40,000. On November 28, 2014, we issued Mr. Copeland an option to purchase 6,000 shares of our common stock at an exercise price per share of $8.00, vesting ratably over 36 months. On April 4, 2017 we entered into a stock option agreement with Mr. Copeland to purchase 25,000 shares of our common stock at an exercise price of $2.50 per share. The agreement provides for the option to vest as follows: (i) 31.25% of the total number of shares subject to the award on the grant date, and (ii) 1/48 of the total number of shares subject to the award each month thereafter.

(7)	Mr. Markscheid has served as a director since June 2016 and was entitled to an annual fee of $40,000 in 2017. On July 1, 2016, we issued Mr. Markscheid an option to purchase 6,000 shares of our common stock at an exercise price per share of $4.31, with 1/4 of the grant vesting on June 30, 2017 and 1/48 of the grant vesting ratably each month thereafter. On April 4, 2017 we entered into a stock option agreement with Mr. Markscheid to purchase 20,000 shares of our common stock at an exercise price of $2.50 per share. The agreement provides for the option to vest as follows: (i) 31.25% of the total number of shares subject to the award on the grant date, and (ii) 1/48 of the total number of shares subject to the award each month thereafter.

(8)	Mr. Williams has served as a director since April 2017 and was entitled to an annual fee of $40,000, prorated to $28,000, for 2017. On April 17, 2017 we entered into a stock option agreement with Mr. Williams to purchase 25,000 shares of our common stock at an exercise price of $2.50 per share. The agreement provides for the option to vest as follows: (i) 25% of the total number of shares subject to the award on the one-year anniversary of the grant date, and (ii) 1/48 of the total number of shares subject to the award each month thereafter.

(9)	Mr. Reiman has served as a director since May 2017 and was entitled to an annual fee of $40,000, prorated to $24,000, for 2017. On May 3, 2017 we entered into a stock option agreement with Mr. Reiman to purchase 25,000 shares of our common stock at an exercise price of $2.50 per share. The agreement provides for the option to vest as follows: (i) 25% of the total number of shares subject to the award on the one-year anniversary of the grant date, and (ii) 1/48 of the total number of shares subject to the award each month thereafter.

(10)	Mr. Horn served as a Director from May 2014 until his resignation in May 2017 and was entitled to an annual fee of $40,000, prorated to $14,000, for 2017. On May 28, 2014, we issued Mr. Horn an option to purchase 6,000 shares of our common stock at an exercise price per share of $22.00, vesting ratably over 36 months. On April 4, 2017 we entered into a stock option agreement with Mr. Horn to purchase 25,000 shares of our common stock at an exercise price of $2.50 per share. The agreement provides for the option to vest as follows: (i) 31.25% of the total number of shares subject to the award on the grant date, and (ii) 1/48 of the total number of shares subject to the award each month thereafter. Mr. Horn will continue to provide services in an advisory capacity as a member of our advisory board and, as such, his options will continue to vest and he will retain such options so long as he remains a member of our advisory board.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2017 with respect to compensation plans under which equity securities of the Company are authorized for issuance. For a description of the terms of our 2013 Plan and 2015 Plan, please see “Executive Compensation—Employee Benefit Plans”.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	668,607	$6.21	85,857
Equity compensation plans not approved by security holders	80,794	$28.84	—
Total	749,401	$8.65	85,857

The securities issued pursuant to equity compensation plans not approved by security holders consist of warrants issued to various service providers between 2013 and 2015, as further described in “Note 14—Stock Options and Warrants—Warrants” to our consolidated financial statements included elsewhere in this report.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 10, 2018 for: (i) each person known by us to own beneficially more than 5% of our common stock; (ii) each of our directors; (iii) each of our named executive officers; and (iv) all of our directors and executive officers as a group, as adjusted to give effect to the 1-for-50 reverse split of our issued and outstanding common stock on July 8, 2015, retroactively. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the beneficial owners named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 4,106,393 shares of common stock outstanding as of April 10, 2018.

The number of shares of common stock owned are those “beneficially owned” as determined under the rules of the SEC, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock that the person has the right to acquire within 60 days of April 10, 2018 through the exercise of any option, warrant or right; provided, however, that (i) the number of shares in the second column below do not give effect to any limitations on conversion or exercise of derivative securities and (ii) the ownership percentages set forth in the third column below give effect to limitations on conversion or exercise of derivative securities. We did not deem those shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned
Alain J. Castro(2)	230,431	5.43%
Domonic J. Carney(3)	193,901	4.57%
Michael J. Hammons(4)	26,882	* %
Bennet P. Tchaikovsky(5)	20,104	* %
Ian Copeland(6)	22,104	* %
Stephen Markscheid(7)	28,083	* %
Kent Williams(8)	6,771	* %
James Reiman(9)	6,771	* %
Douglas A. Hamrin(10)	108,033	2.59%
Mark Owen(11)	83,924	2.02%
All directors and executive officers as a group(12)	727,004	17.70%

Five Percent Beneficial Owners:
Mok Tsan San(13)	696,056	16.95%
SAIL Exit Partners, LLC(14)	586,005	14.27%
SAIL Pre-Exit Acceleration Fund, LP(15)	5,232	0.13%
Blue Earth Fund, LP(16)	498,607	9.99%
Empery Asset Master, Ltd.(17)	479,412	9.99%
Empery Tax Efficient, LP(18)	463,362	9.99%
Empery Tax Efficient II, LP(19)	494,010	9.99%
Jeneration Capital Master Fund(20)	375,000	8.86%
Hudson Bay Capital Management, L.P.(21)	477,197	9.99%
Brio Capital Master Fund Ltd.(22)	416,698	9.21%
Dolphin Offshore Partners, L.P.(23)	467,505	9.99%
Andrew Levy(24)	346,665	7.78%

* Less than 1%

(1)	Unless otherwise noted, the business address for each holder is c/o Ener-Core, Inc., 8965 Research Drive, Irvine, California 92618.

(2)	Consists of 94,667 restricted shares of common stock, of which 52,500 shares remain subject to a risk of forfeiture as of April 10, 2018; 11,200 shares of common stock underlying a warrant that is exercisable within 60 days of April 10, 2018; 11,200 shares of common stock underlying a convertible note that is convertible within 60 days of April 10, 2018; and 113,364 shares of common stock underlying options that are exercisable within 60 days of April 10, 2018. Does not include 28,296 shares of common stock underlying options that are not exercisable within 60 days of April 10, 2018. These stock options were granted to Mr. Castro on April 15, 2014, May 13, 2014, November 28, 2014 and April 4, 2017.

(3)	Consists of 4,000 shares of common stock issued to Charles Schwab & Co. Inc. FBO Domonic Carney IRA; 2,667 shares of common stock issued to Charles Schwab & Co. Inc. FBO Domonic Carney Roth IRA, as to which Mr. Carney holds voting and investment power; 53,500 restricted shares of common stock owned by Mr. Carney, of which 44,625 remain subject to a risk of forfeiture as of April 10, 2018; 34,888 shares of common stock underlying a warrant that is exercisable within 60 days of April 10, 2018; 34,889 shares of common stock underlying a convertible note that is convertible within 60 days of April 10, 2018; and 63,956 shares of common stock underlying options that are exercisable within 60 days of April 10, 2018. Does not include 23,244 shares of common stock underlying options that are not exercisable within 60 days of April 10, 2018. These stock options were granted to Mr. Carney on August 19, 2014, November 28, 2014 and April 4, 2017.

(4)

Consists of 1,334 shares of common stock and 21,104 shares of common stock underlying options that are exercisable within 60 days of April 10, 2018. Does not include 9,896 shares of common stock underlying options that are not exercisable within 60 days of April 10, 2018. These stock options were granted to Mr. Hammons on November 28, 2014 and April 4, 2017. Mr. Hammons’ business address is 1567 Buckeye Court, San Luis Obispo, CA 93401.

(5)	Consists of 20,104 shares of common stock underlying options that are exercisable within 60 days of April 10, 2018. Does not include 9,896 shares of common stock underlying options that are not exercisable within 60 days of April 10, 2018. These stock options were granted to Mr. Tchaikovsky on April 15, 2014 and April 4, 2017. Mr. Tchaikovsky’s business address is 6571 Morningside Drive, Huntington Beach, California 92648.

(6)	Consists of 1,000 shares of common stock and 21,104 shares of common stock underlying options that are exercisable within 60 days of April 10, 2018. Does not include 9,896 shares of common stock underlying options that are not exercisable within 60 days of April 10, 2018. These stock options were granted to Mr. Copeland on November 28, 2014 and April 4, 2017. Mr. Copeland’s business address is 13007 Mimosa Farm Court, Rockville, Maryland 20850.

(7)	Consists of 8,000 shares of common stock underlying a warrant that is exercisable within 60 days of April 10, 2018; 8,000 shares of common stock underlying a convertible note that is convertible within 60 days of April 10, 2018; and 12,083 shares of common stock underlying options that are exercisable within 60 days of April 10, 2018. Does not include 13,917 shares of common stock underlying options that are not exercisable within 60 days of April 10, 2018. These stock options were granted to Mr. Markscheid on June 29, 2016 and April 4, 2017. Mr. Markscheid’s business address is 419 Washington Avenue, Wilmette, Illinois 60091.

(8)	Consists of 6,771 shares of common stock underlying options that are exercisable within 60 days of April 10, 2018. Does not include 18,229 shares of common stock underlying options that are not exercisable within 60 days of April 10, 2018. These stock options were granted to Mr. Williams on April 14, 2017. Mr. Williams’ business address is 6 Katrina Court, Orinda, CA 94563.

(9)	Consists of 6,771 shares of common stock underlying options that are exercisable within 60 days of April 10, 2018. Does not include 18,229 shares of common stock underlying options that are not exercisable within 60 days of April 10, 2018. These stock options were granted to Mr. Reiman on May 3, 2017. Mr. Reiman’s business address is 522 Church Street, Evanston, IL 60201.

(10)	Consists of 40,550 restricted shares of common stock, of which 29,750 remain subject to a risk of forfeiture as of April 10, 2018; 10,111 shares of common stock underlying a warrant that is exercisable within 60 days of April 10, 2018; 10,111 shares of common stock underlying a convertible note that is convertible within 60 days of April 10, 2018; and 47,261 shares of common stock underlying options that are exercisable within 60 days of April 10, 2018. Does not include 14,688 shares of common stock underlying options that are not exercisable within 60 days of April 10, 2018. These stock options were granted to Mr. Hamrin on April 15, 2014, May 13, 2014, October 3, 2014 and April 4, 2017.

(11)	Consists of 35,000 restricted shares of common stock, of which 29,750 remain subject to a risk of forfeiture as of April 10, 2018; 13,889 shares of common stock underlying a warrant that is exercisable within 60 days of April 10, 2018; 13,889 shares of common stock underlying a convertible note that is convertible within 60 days of April 10, 2018; and 21,166 shares of common stock underlying options that are exercisable within 60 days of April 10, 2018. Does not include 13,854 shares of common stock underlying options that are not exercisable within 60 days of April 10, 2018. These stock options were granted to Mr. Owen on April 4, 2017.

(12)	Includes 354,768 shares of common stock underlying options that are exercisable within 60 days of April 10, 2018 and 210,000 restricted shares of common stock that remain subject to a risk of forfeiture as of April 10, 2018.

(13)	Includes 696,056 shares of common stock acquired in March 2018 and 350,000 shares of common stock underlying warrants and convertible notes that are exercisable within 60 days of April 10, 2018. The foregoing warrants and convertible notes held by Mr. Mok include provisions that provide that conversion or exercise thereof, as applicable, is subject to a 9.99% beneficial ownership limitation, calculated to include holdings of its affiliates. Mok Tsan San is deemed to have sole voting and investment power with respect to the shares of common stock owned and deemed to have voting and investment power over these securities. Mr. Mok’s business address is Mass Mutual Tower, 21st Floor, 33 Lockhart Road, Wanchai, Hong Kong.

(14)	F. Henry Habicht II and Walter L. Schindler are the managers of SAIL Exit Partners, LLC and are deemed to have shared voting and investment power with respect to the shares of common stock owned by SAIL Exit Partners, LLC. SAIL Exit Partners, LLC’s business address is 3161 Michelson Drive, Suite 750, Irvine, California 92612.

(15)	SAIL Capital Partners, LLC is the general partner and management company of SAIL Pre-Exit Acceleration Fund, LP. F. Henry Habicht II and Walter L. Schindler are the managing partners of SAIL Capital Partners, LLC and are deemed to have shared voting and investment power with respect to the shares of common stock owned by SAIL Pre-Exit Acceleration Fund, LP. SAIL Capital Partners, LLC’s business address is 3161 Michelson Drive, Suite 750, Irvine, California 92612.

(16)	Consists of 884,667 shares of common stock underlying warrants and convertible notes that are exercisable within 60 days of April 10, 2018. Brett Conrad, the manager of Blue Earth Fund, LP, may be deemed to have voting and investment power over these securities. The foregoing warrants and convertible notes held by Blue Earth Fund, LP include provisions that provide that conversion or exercise thereof, as applicable, is subject to a 9.99% beneficial ownership limitation, calculated to include holdings of its affiliates. Blue Earth Fund, LP’s business address is c/o Longboard Capital Advisors, LLC, 1312 Cedar St., Santa Monica, California 90405. This information is based on the Schedule 13G/A filed by Longboard Capital Advisors, LLC and Mr. Conrad with the SEC on February 5, 2018.

(17)	Consists of 3,731 shares of common stock, 370,446 shares of common stock underlying warrants that are exercisable within 60 days of April 10, 2018 and 318,345 shares of common stock underlying convertible notes that are convertible within 60 days of April 10, 2018. Empery Asset Management LP, the authorized agent of Empery Asset Master Ltd., or EAM, has discretionary authority to vote and dispose of the shares held by EAM and may be deemed to be the beneficial owner of these shares. Martin Hoe and Ryan Lane, in their capacity as investment managers of Empery Asset Management LP, may also be deemed to have investment discretion and voting power over the shares held by EAM. EAM, Mr. Hoe and Mr. Lane each disclaim any beneficial ownership of these shares. The foregoing warrants and convertible notes held by EAM include provisions that provide that conversion or exercise thereof, as applicable, is subject to either a 4.99% or 9.99% beneficial ownership limitation, which limitation depends on the specific instrument, calculated to include holdings of its affiliates. EAM’s business address is 1 Rockefeller Plaza, Suite 1205, New York, NY 10020. This information is based on the Schedule 13G/A filed by EAM, Empery Tax Efficient, LP, or ETE, Empery Tax Efficient II, LP, or ETE II, Empery Asset Management, LP, Mr. Lane and Mr. Hoe with the SEC on January 12, 2018.

(18)	Consists of 1,904 shares of common stock, 293,509 shares of common stock underlying warrants that are exercisable within 60 days of April 10, 2018 and 236,455 shares of common stock underlying convertible notes that are convertible within 60 days of April 10, 2018. Empery Asset Management LP, the authorized agent of ETE, has discretionary authority to vote and dispose of the shares held by ETE and may be deemed to be the beneficial owner of these shares. Martin Hoe and Ryan Lane, in their capacity as investment managers of Empery Asset Management LP, may also be deemed to have investment discretion and voting power over the shares held by ETE. ETE, Mr. Hoe and Mr. Lane each disclaim any beneficial ownership of these shares. The foregoing warrants and convertible notes held by ETE include provisions that provide that conversion or exercise thereof, as applicable, is subject to either a 4.99% or 9.99% beneficial ownership limitation, which limitation depends on the specific instrument, calculated to include holdings of its affiliates. ETE’s business address is 1 Rockefeller Plaza, Suite 1205, New York, NY 10020. This information is based on the Schedule 13G/A filed by EAM, ETE, ETE II, Empery Asset Management, LP, Mr. Lane and Mr. Hoe with the SEC on January 12, 2018.

(19)	Consists of 6,865 shares of common stock, 461,699 shares of common stock underlying warrants that are exercisable within 60 days of April 10, 2018 and 370,093 shares of common stock underlying convertible notes that are convertible within 60 days of April 10, 2018. Empery Asset Management LP, the authorized agent of ETE II, has discretionary authority to vote and dispose of the shares held by ETE and may be deemed to be the beneficial owner of these shares. Martin Hoe and Ryan Lane, in their capacity as investment managers of Empery Asset Management LP, may also be deemed to have investment discretion and voting power over the shares held by ETE II. ETE II, Mr. Hoe and Mr. Lane each disclaim any beneficial ownership of these shares. The foregoing warrants and convertible notes held by ETE II include provisions that provide that conversion or exercise thereof, as applicable, is subject to either a 4.99% or 9.99% beneficial ownership limitation, which limitation depends on the specific instrument, calculated to include holdings of its affiliates. ETE II’s business address is 1 Rockefeller Plaza, Suite 1205, New York, NY 10020. This information is based on the Schedule 13G/A filed by EAM, ETE, ETE II, Empery Asset Management, LP, Mr. Lane and Mr. Hoe with the SEC on January 12, 2018.

(20)	Consists of 250,000 shares of common stock and 125,000 shares of common stock underlying a warrant that is exercisable within 60 days of April 10, 2018. The foregoing warrant held by Jeneration Capital Master Fund includes a provision that provides that exercise thereof is subject to a 9.99% beneficial ownership limitation, calculated to include holdings of its affiliates. Jeneration Capital Management serves as the investment manager of Jeneration Capital Master Fund and may be deemed to have beneficial ownership of the shares of common stock and shares of common stock underlying the warrant (subject to the 9.99% beneficial ownership limitation) owned by Jeneration Capital Master Fund. Jimmy Ching-Hsin Chang is the principal of Jeneration Capital Management and may be deemed to have beneficial ownership of the shares of common stock and shares of common stock underlying the warrant (subject to the 9.99% beneficial ownership limitation) owned by Jeneration Capital Master Fund. Mr. Chang disclaims any beneficial ownership of any such shares of our common stock. Jeneration Capital Master Fund’s business address is c/o Jeneration Capital Advisors (Hong Kong) Limited, 20/F, One IFC, 1 Harbour View Street, Central, Hong Kong.

(21)	Consists of 452,984 shares of common stock underlying warrants and convertible notes that are exercisable within 60 days of April 10, 2018. Hudson Bay Capital Management LP, the investment manager of Hudson Bay Master Fund Ltd., has voting and investment power over these securities. Sander Gerber is the managing member of Hudson Bay Capital GP LLC, which is the general partner of Hudson Bay Capital Management LP. Each of Hudson Bay Master Fund Ltd. and Sander Gerber disclaims beneficial ownership over these securities. The foregoing warrants and convertible notes held by Hudson Bay Capital Management, L.P. include provisions that provide that conversion or exercise thereof, as applicable, is subject to either a 4.99% or 9.99% beneficial ownership limitation, which limitation depends on the specific instrument, calculated to include holdings of its affiliates. Hudson Bay Capital Management, L.P.’s business address is 777 Third Avenue, 30th Floor, New York, NY 10017. This information is based on the Schedule 13G/A filed by Hudson Bay Capital Management, L.P. and Mr. Gerber with the SEC on February 2, 2018.

(22)

Consists of 377,510 shares of common stock underlying warrants and convertible notes that are exercisable within 60 days of April 10, 2018. Brio Capital Management LLC is the investment manager of Brio Capital Master Fund Ltd. and has the voting and investment discretion over securities held by the Brio Capital Master Fund Ltd. Shaye Hirsch, in his capacity as Managing Member of Brio Capital Management LLC, makes voting and investment decisions on behalf of Brio Capital Management LLC, in its capacity as the investment manager of Brio Capital Master Fund Ltd. Brio Capital Management LLC and Shaye Hirsch disclaim beneficial ownership over the shares held by Brio Capital Master Fund Ltd., except to the extent of any pecuniary interest therein. The foregoing warrants and convertible notes held by Brio Capital Master Fund Ltd. include provisions that provide that conversion or exercise thereof, as applicable, is subject to either a 4.99% or 9.99% beneficial ownership limitation, which limitation depends on the specific instrument, calculated to include holdings of its affiliates. Brio Capital Master Fund Ltd.’s business address is c/o/ Brio Capital Management LLC, 100 Merrick Road, Suite 401W, Rockville Centre, NY 11570. This information is based on the Schedule 13G/A filed by Brio Capital Master Fund Ltd. and Brio Capital Management LLC with the SEC on January 26, 2018.

(23)	Consists of 573,333 shares of common stock underlying warrants and convertible notes that are exercisable within 60 days of April 10, 2018. Peter Salas, in his capacity as General Partner of Dolphin Offshore Partners, L.P. makes voting and investment decisions on behalf of Dolphin Capital Partners, L.P. and Peter Salas disclaims beneficial ownership over these securities. The foregoing warrants and convertible notes held by Dolphin Offshore Partners, L.P. include provisions that provide that conversion or exercise thereof, as applicable, is subject to either a 4.99% or 9.99% beneficial ownership limitation, which limitation depends on the specific instrument, calculated to include holdings of its affiliates. Dolphin Offshore Partners, L.P.’s business address is 4828 First Coast Highway, Fernandina Beach, FL 32035.

(24)	Consists of 346,665 shares of common stock underlying warrants and convertible notes that are exercisable within 60 days of April 10, 2018. The foregoing warrants and convertible notes held by Mr. Levy include provisions that provide that conversion or exercise thereof, as applicable, is subject to either a 4.99% or 9.99% beneficial ownership limitation, which limitation depends on the specific instrument, calculated to include holdings of its affiliates. Mr. Levy’s business address is 46 Baldwin Farms North, Greenwich, CT 06831.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Other than compensation arrangements, we describe below transactions and series of similar transactions, since January 1, 2016, to which we were a party, in which:

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

2017 and 2018 Bridge Financings

Between September 2017 and March 2018, we sold and issued to 24 accredited investors unregistered convertible senior secured promissory notes with an aggregate principal amount of approximately $2.4 million and five-year warrants to purchase an aggregate of 977,773 shares of our common stock at an exercise price of $1.50 per share, with aggregate net proceeds to us of approximately $2.1 million and the forgiveness of approximately $0.1 million in accrued payroll liabilities owed to four employees, which we refer to as the 2017 and 2018 Bridge Financings. The following officers and director participated in the 2017 and 2018 Bridge Financings, in which they purchased the number of securities listed adjacent to their names in exchange for cash or accrued compensation liabilities, as applicable.

Name	Position with Company	Principal Amount of Notes ($)		Number of Shares Underlying Warrants (#)	Aggregate Purchase Price ($)
Domonic J. Carney	Chief Financial Officer	87,222	(1)	34,888	78,500	(2)
Douglas Hamrin	Vice President, Engineering	25,278	(3)	10,111	22,750	(4)
Mark Owen	Vice President of Operations and Business Development	34,722	(5)	13,888	31,250	(6)
Michael Hammons	Director	5,556	(7)	2,222	5,000

(1)	Consists of (i) convertible senior secured promissory notes in the principal amounts of $27,778 and $8,333 purchased in the name of Charles Schwab & Co Inc. FBO Domonic Carney IRA in September and December 2017, respectively, over which Mr. Carney has investment control and which securities he may be deemed to beneficially own; and (ii) convertible senior secured promissory notes in the principal amounts of $11,111 and $40,000 purchased in the name of Domonic J. Carney in January and March 2018, respectively.

(2)	Includes $36,000 in forgiveness of accrued payroll liabilities owed to Mr. Carney as of March 26, 2018.

(3)	Consists of a convertible senior secured promissory note in the principal amount of $25,278 purchased in March 2018.

(4)	Consists of $22,750 in forgiveness of accrued payroll liabilities owed to Mr. Hamrin as of March 26, 2018.

(5)	Consists of convertible senior secured promissory notes in the principal amounts of $8,333 and $26,389 purchased in December 2017 and March 2018, respectively.

(6)	Includes $23,750 in forgiveness of accrued payroll liabilities owed to Mr. Owen as of March 26, 2018.

(7)	Consists of a convertible senior secured promissory note in the principal amount of $5,556 purchased in November 2017.

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

Director Independence

Based upon information submitted by Messrs. Hammons, Tchaikovsky, Markscheid, Copeland, Reiman, and Williams, our board of directors has determined that each of them is “independent” for purposes of our Corporate Governance Guidelines, with reference to the relevant rules of the national securities exchanges in the United States, although such definitions do not currently apply to us because our securities are not listed on a national securities exchange. Mr. Castro is not an independent director. Under the Corporate Governance Guidelines, no director will be considered “independent” unless our board of directors affirmatively determines that the director has no direct or indirect material relationship with our company.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our principal independent registered public accounting firm in 2017 and 2016 was SingerLewak LLP, who we engaged on December 1, 2014.

	2017	2016
Audit Fees(1)	$122,000	$82,000
Audit-related Fees(2)	86,000	144,000
Tax Fees(3)	—	—
All Other Fees(4)	17,000	—
Total	$225,000	$226,000

(1)	Audit Fees—This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-Related Fees—This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and services performed for SEC registration statements.

(3)	Tax Fees—This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees—This category consists of fees for other miscellaneous items.

Pre-Approval Policies and Procedures of the Board of Directors

Our Board approved the engagement of our independent registered public accounting firm for 2017 and 2016, and also pre-approved all audit and non-audit expenses.

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

(3)	Exhibits.

The following exhibits are filed (or incorporated by reference herein) as part of this report:

			Incorporated by Reference
Exhibit				Filing		Filed
Number	Description of Exhibit	Form	File No.	Date	Exhibit	Herewith
2.1	Plan of Conversion of the Registrant, effective September 3, 2015	8-K	000-55400	9/3/15	2.1
3.1	Certificate of Incorporation, effective September 3, 2015	8-K	000-55400	9/3/15	3.3
3.2	Bylaws, adopted effective September 3, 2015	8-K	000-55400	9/3/15	3.4
3.3	Articles of Conversion of the Registrant, effective September 3, 2015	8-K	000-55400	9/3/15	3.1
3.4	Certificate of Conversion of the Registrant, effective September 3, 2015	8-K	000-55400	9/3/15	3.2
4.1	Specimen common stock certificate	S-1	333-205916	11/5/15	4.1
4.2	Form of Warrant to Purchase Common Stock, dated November 26, 2014, issued by the Registrant to certain consultants	S-1/A	333-205916	9/18/15	4.3
4.3	Warrant to Purchase Common Stock, dated December 1, 2014, issued to Rufus Dufus, LLC	10-K	000-55400	3/31/15	4.9
4.4	Warrant to Purchase Common Stock, dated December 1, 2014, issued to Dylana Dreams, LLC	10-K	000-55400	3/31/15	4.10
4.5	Warrant to Purchase Common Stock, dated December 16, 2014, issued to Island Pickle, LLC	10-K	000-55400	3/31/15	4.11
4.6	Warrant to Purchase Common Stock, dated December 16, 2014, issued to Pilly Boy, LLC	10-K	000-55400	3/31/15	4.12

			Incorporated by Reference
Exhibit				Filing		Filed
Number	Description of Exhibit	Form	File No.	Date	Exhibit	Herewith
4.7	Form of Warrant to Purchase Common Stock, dated April 23, 2015, issued by the Registrant to certain investors	8-K	000-55400	4/23/15	4.2
4.8	Form of Warrant to Purchase Common Stock, dated May 7, 2015, issued by the Registrant to certain investors	8-K	000-55400	5/7/15	4.2
4.9	Form of Warrant issued in support of Backstop Security Support Agreement, dated November 2, 2015	8-K	000-55400	11/3/15	4.1
4.10	Form of Warrant to Purchase Common Stock, dated December 31, 2015, issued by the Registrant to certain investors	8-K	001-37642	12/31/15	4.1
4.11	Form of Additional Warrant to Purchase Common Stock, dated December 30, 2015	8-K	001-37642	12/31/15	4.2
4.12	Form of Additional Warrant to Purchase Common Stock, dated March 31, 2016	8-K	001-37642	4/5/16	4.1
4.13	Form of Amendment to Warrant(s)	8-K	001-37642	8/30/16	4.1
4.14	Form of Convertible Unsecured Promissory Note	8-K	001-37642	9/2/16	4.1
4.15	Form of Warrant	8-K	001-37642	9/2/16	4.2
4.16	Form of Convertible Senior Secured Promissory Note	8-K	001-37642	11/25/16	4.1
4.17	Form of Warrant	8-K	001-37642	11/25/16	4.2
4.18	Form of Amendment Agreement, dated November 23, 2016	8-K	001-37642	11/25/16	4.3
4.19	Form of First Amendment to Convertible Unsecured Promissory Notes issued in September 2015, effective as of November 23, 2016	8-K	001-37642	11/25/16	4.4
4.20	Form of Revised Amendment Agreement, dated November 23, 2016	8-K	001-37642	12/2/16	4.1
4.21	Form of Additional Warrant	8-K	001-37642	12/2/16	4.2
4.22	Form of Amended and Restated Warrant, originally issued on November 2, 2015 in support of Backstop Security Support Agreement, dated November 2, 2015, as amended to date, as amended and restated on April 27, 2017	8-K	001-37642	5/1/17	4.1
4.23	Form of Warrant issued on April 27, 2017 in support of Backstop Security Support Agreement, dated November 2, 2015, as amended to date	8-K	001-37642	5/1/17	4.2
4.24	Form of Amendment to Senior Secured Notes issued in April 2015, May 2015 and December 2016, effective April 27, 2017	8-K	001-37642	5/1/17	4.3
4.25	Form of Convertible Senior Secured Promissory Note	8-K	001-37642	9/20/17	4.1
4.26	Form of Warrant	8-K	001-37642	9/20/17	4.2
4.27	Form of 2015 Amendment Agreement, effective as of September 19, 2017	8-K	001-37642	9/20/17	4.3
4.28	Form of 2016 Amendment Agreement, effective as of September 19, 2017	8-K	001-37642	9/20/17	4.4
4.29	Form of Second Amendment to Convertible Unsecured Promissory Notes issued in September 2016, effective as of September 19, 2017	8-K	001-37642	9/20/17	4.5
4.30	Form of Additional Convertible Senior Secured Promissory Note	8-K	001-37642	12/21/17	4.1
4.31	Form of Additional Warrant	8-K	001-37642	12/21/17	4.2
4.32	Form of 2015 Waiver, effective as of December 20, 2017	8-K	001-37642	12/21/17	4.3
4.33	Form of 2016 Waiver, effective as of December 20, 2017	8-K	001-37642	12/21/17	4.4
4.34	Form of 2015 Amendment Agreement, effective as of December 28, 2017	8-K	001-37642	12/28/17	4.1
4.35	Form of 2016 Amendment Agreement, effective as of December 28, 2017	8-K	001-37642	12/28/17	4.2
4.36	Form of First Amendment to 2017 Notes, effective as of December 28, 2017	8-K	001-37642	12/28/17	4.3

			Incorporated by Reference
Exhibit				Filing		Filed
Number	Description of Exhibit	Form	File No.	Date	Exhibit	Herewith
10.1+	Form of Indemnification Agreement for Directors and Officers	S-1	333-205916	11/5/15	10.1
10.2+	2013 Equity Incentive Plan, as amended on March 25, 2015	8-K	000-55400	3/30/15	10.7(b)
10.3+	2015 Omnibus Incentive Plan, as adopted by the Registrant’s board of directors on July 14, 2015 and approved by the Company’s stockholders on August 28, 2015	DEF 14A	000-55400	7/15/15	App. A
10.4+	Executive Employment Agreement, dated April 25, 2013, between FlexPower Generation, Inc. and Alain J. Castro	8-K	333-173040	7/10/13	10.4
10.5+	Amendment to Executive Employment Agreement, dated May 23, 2014, between Registrant and Alain J. Castro	8-K	333-173040	5/30/14	99.2
10.6+	Executive Employment Agreement, dated December 31, 2012, between FlexPower Generation, Inc. and Boris Maslov	8-K	333-173040	7/10/13	10.5
10.7+	Amendment to Executive Employment Agreement, dated May 23, 2014, between Registrant and Boris A. Maslov	8-K	333-173040	5/30/14	99.3
10.8+	Offer Letter, dated August 19, 2014, from the Registrant to Domonic J. Carney	8-K	333-173040	8/20/14	99.1
10.9+	Executive Employment Agreement, dated August 19, 2014, between the Registrant and Domonic J. Carney	8-K	333-173040	8/20/14	99.2
10.10+	Offer Letter, November 28, 2014, from the Registrant to Ian C. Copeland	8-K	333-173040	12/4/14	99.1
10.11	Securities Purchase Agreement, dated September 18, 2014, among the Registrant and certain investors	8-K	333-173040	9/19/14	10.1
10.12	Registration Rights Agreement, dated September 18, 2014, between the Registrant and certain investors	8-K	333-173040	9/19/14	10.2
10.13	Amendment and Waiver Agreement, dated December 1, 2014, between the Registrant and certain investors	10-K	000-55400	3/31/15	10.29
10.14	Securities Purchase Agreement, dated April 22, 2015, between the Registrant and certain investors	8-K	000-55400	4/23/15	10.1
10.15	Pledge and Security Agreement, dated April 23, 2015, among the Registrant, Ener-Core Power, Inc. and Empery Tax Efficient, LP, as collateral agent	8-K	000-55400	4/23/15	10.2
10.16	Securities Purchase Agreement, dated May 1, 2015, among the Registrant and certain investors	8-K	000-55400	5/1/15	10.1
10.17	Securities Purchase Agreement, dated May 7, 2015, among the Registrant and certain investors	8-K	000-55400	5/7/15	10.1
10.18	First Amendment to Securities Purchase Agreement, dated May 7, 2015, between the Registrant and Empery Tax Efficient, LP, as collateral agent	8-K	000-55400	5/7/15	10.2
10.19	First Amendment to the Pledge and Security Agreement, dated May 7, 2015, among the Registrant, Ener-Core Power, Inc. and Empery Tax Efficient, LP, as collateral agent	8-K	000-55400	5/7/15	10.3
10.20	Sales and Service Agreement between Ener-Core Power, Inc. and the Regents of the University of California University of California, Irvine, dated April 19, 2013	8-K/A	333-173040	8/29/13	10.16
10.21†	Commercial License Agreement, dated November 14, 2014, between Ener-Core Power, Inc. and Dresser-Rand Company	10-K	000-55400	3/31/15	10.22
10.22†	First Amendment to Commercial License Agreement, dated March 17, 2015, between the Registrant and Dresser-Rand Company	10-K	000-55400	3/31/15	10.31

			Incorporated by Reference
Exhibit				Filing		Filed
Number	Description of Exhibit	Form	File No.	Date	Exhibit	Herewith
10.23	First Amendment to Securities Purchase Agreement, dated May 7, 2015, effective as of October 22, 2015, between the Registrant and certain investors	8-K	000-55400	10/23/15	10.2
10.24	Second Amendment to Securities Purchase Agreement, dated April 22, 2015, effective as of October 22, 2015, between the Registrant and certain investors	8-K	000-55400	10/23/15	10.1
10.25	Backstop Security Support Agreement between the Registrant and an investor, dated November 2, 2015	8-K	000-55400	11/3/15	10.1
10.26	Security Agreement between the Registrant and an investor, dated November 2, 2015	8-K	000-55400	11/3/15	10.2
10.27	Subordination and Intercreditor Agreement among an investor, the Registrant and Empery Tax Efficient, LP in its capacity as collateral agent for senior lenders, dated November 2, 2015	8-K	000-55400	11/3/15	10.3
10.28	Second Amendment to Securities Purchase Agreement, dated May 7, 2015, effective as of November 24, 2015, between the Registrant and certain investors	8-K	001-37642	11/25/15	10.2
10.29	Third Amendment to Securities Purchase Agreement, dated April 22, 2015, effective as of November 24, 2015, between the Registrant and certain investors	8-K	001-37642	11/25/15	10.1
10.30	Form of Securities Purchase Agreement, dated December 30, 2015, between the Registrant and certain investors	8-K	001-37642	12/31/15	10.1
10.31	Form of Registration Rights Agreement, dated December 30, 2015, between the Registrant and certain investors	8-K	001-37642	12/31/15	10.2
10.32	Form of Fourth Amendment to Securities Purchase Agreement dated April 22, 2015, effective as of December 30, 2015	8-K	001-37642	12/31/15	10.4
10.33	Form of Third Amendment to Securities Purchase Agreement dated May 7, 2015, effective as of December 30, 2015	8-K	001-37642	12/31/15	10.5
10.34	Form of Fifth Amendment to Securities Purchase Agreement dated April 22, 2015, effective as of March 31, 2016	8-K	001-37642	4/5/16	10.1
10.35	Amendment to Registration Rights Agreement, dated December 30, 2015, between the Registrant and certain investors, effective as of April 4, 2016	8-K	001-37642	4/5/16	10.3
10.36	Form of Fourth Amendment to Securities Purchase Agreement dated May 7, 2015, effective as of March 31, 2016	8-K	001-37642	4/5/16	10.2
10.37	Form of Stock Purchase Agreement, dated April 11, 2016, by and among the Registrant and the certain investor set forth therein	8-K	001-37642	4/12/16	10.1
10.38†	Commercial and Manufacturing License Agreement, dated June 29, 2016, between the Company and Dresser-Rand Company	8-K	001-37642	7/6/16	10.1
10.39+	Option Agreement, dated July 1, 2016, between the Company and Stephen Markscheid	8-K	000-55400	7/6/16	10.3
10.40	Securities Purchase Agreement, dated September 1, 2016, by and among Ener-Core, Inc. and certain investors set forth therein	8-K	001-37642	9/2/16	10.1
10.41	Subordination and Intercreditor Agreement, September 1, 2016, by and among Ener-Core, Inc., Ener-Core Power, Inc., Longboard Capital Advisors LLC, Anthony Tang and Empery Tax Efficient, LP	8-K	001-37642	9/2/16	10.2
10.42	Sixth Amendment to Securities Purchase Agreement dated April 22, 2015, effective as of September 1, 2016	8-K	001-37642	9/2/16	10.3

			Incorporated by Reference
Exhibit				Filing		Filed
Number	Description of Exhibit	Form	File No.	Date	Exhibit	Herewith
10.43	Fifth Amendment to Securities Purchase Agreement dated May 7, 2015, effective as of September 1, 2016	8-K	001-37642	9/2/16	10.4
10.44	Fourth Amendment to Commercial License Agreement, dated September 26, 2016, between Ener-Core Power, Inc. and Dresser-Rand Company	8-K	001-37642	9/30/16	10.1
10.45+	First Amendment to Ener-Core, Inc. 2015 Omnibus Incentive Plan	8-K	001-37642	9/30/16	10.2
10.46	Form of Securities Purchase Agreement, dated November 23, 2016, by and among Ener-Core, Inc. and certain investors set forth therein, including the form of Guaranty of Ener-Core Power, Inc.	8-K	001-37642	11/25/16	10.1
10.47	Form of Registration Rights Agreement, dated November 2, 2016, by and among Ener-Core, Inc. and certain investors set forth therein	8-K	001-37642	11/25/16	10.2
10.48	Form of First Amendment to Subordination and Intercreditor Agreement, dated September 1, 2016, by and among Ener-Core, Inc., Ener-Core Power, Inc., Longboard Capital Advisors LLC, Anthony Tang and Empery Tax Efficient, LP, effective as of November 23, 2016	8-K	001-37642	11/25/16	10.3
10.49	Form of First Amendment to Subordination and Intercreditor Agreement, November 2, 2015, by and among Ener-Core, Inc., Anthony Tang and Empery Tax Efficient, LP, effective as of November 23, 2016	8-K	001-37642	11/25/16	10.4
10.50	Form of Second Amendment to Pledge and Security Agreement, dated April 23, 2015, by and among Ener-Core, Inc., Ener-Core Power, Inc. and Empery Tax Efficient, LP, effective as of November 23, 2016	8-K	001-37642	11/25/16	10.5
10.51	Form of First Amendment to Securities Purchase Agreement, dated September 1, 2016, by and among Ener-Core, Inc. and certain investors set forth therein, effective as of November 23, 2016	8-K	001-37642	11/25/16	10.6
10.52	Form of Amendment Agreement and Waiver, dated December 1, 2016	8-K	001-37642	12/2/16	10.1
10.53	Form of Second Amendment to Securities Purchase Agreement dated November 23, 2016, effective as of December 12, 2016	8-K	001-37642	12/14/16	10.1
10.54+	Separation Agreement and Mutual Release dated February 1, 2017, effective as of January 31, 2017, between the Company and Boris A. Maslov	8-K	001-37642	2/6/17	10.1
10.55+	Advisory Services Agreement, effective as of January 31, 2017, between the Company and Boris A. Maslov	8-K	001-37642	2/6/17	10.2
10.56†	First Amendment to Commercial and Manufacturing License Agreement between the Company and Dresser-Rand Company, dated April 11, 2017, effective January 1, 2017	10-K	001-37642	4/14/17	10.65
10.57	Offer Letter to Kent Williams, effective April 14, 2017	8-K	001-37642	4/19/17	10.1
10.58	Option Agreement dated April 14, 2017 between Ener-Core, Inc. and Kent Williams	8-K	001-37642	4/19/17	10.2
10.59	First Amendment to Backstop Security Support Agreement between Ener-Core, Inc. and an investor, dated November 2, 2015, effective April 27, 2017	8-K	001-37642	5/1/17	10.1
10.60	Offer Letter to James Reiman, effective May 3, 2017	8-K	001-37642	5/8/17	10.1
10.61	Option Agreement dated May 3, 2017 between Ener-Core, Inc. and James Reiman	8-K	001-37642	5/8/17	10.2
10.62	Form of Securities Purchase Agreement, dated September 19, 2017, by and among Ener-Core, Inc. and certain investors set forth therein, including the form of Guaranty of Ener-Core Power, Inc., as amended	8-K	001-37642	9/20/17	10.1

			Incorporated by Reference
Exhibit				Filing		Filed
Number	Description of Exhibit	Form	File No.	Date	Exhibit	Herewith
10.63	Form of Second Amendment to Subordination and Intercreditor Agreement, dated November 2, 2015, by and among Ener-Core, Inc., Ener-Core Power, Inc., Anthony Tang and Empery Tax Efficient, LP, effective as of September 19, 2017	8-K	001-37642	9/20/17	10.2
10.64	Form of Second Amendment to Subordination and Intercreditor Agreement, dated September 1, 2016, by and among Ener-Core, Inc., Ener-Core Power, Inc., Longboard Capital Advisors LLC, Anthony Tang and Empery Tax Efficient, LP, effective as of September 19, 2017	8-K	001-37642	9/20/17	10.3
10.65	Form of Third Amendment to Pledge and Security Agreement, dated April 23, 2015, by and among Ener-Core, Inc., Ener-Core Power, Inc. and Empery Tax Efficient, LP, effective as of September 19, 2017	8-K	001-37642	9/20/17	10.4
10.66	Separation Agreement and General Release of All Claims, dated December 17, 2017, effective as of December 25, 2017, by and between the Company and Alain J. Castro, including a form of Severance Agreement and General Release of All Claims	8-K	001-37642	12/19/17	10.1
10.67	Form of Second Amended and Restated Securities Purchase Agreement, dated December 20, 2017, by and among Ener-Core, Inc. and certain investors set forth therein	8-K	001-37642	12/21/17	10.1
14.1	Code of Ethics, adopted September 24, 2013	10-K	333-173040	4/15/14	14.1
21.1	Subsidiaries of the Registrant	S-1	333-205916	7/29/15	21.1
23.1	Consent of SingerLewak LLP, independent registered public accounting firm					X
24.1	Power of Attorney					X
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the SEC.

+	Indicates a management contract or compensatory plan.

#	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 16, 2018.

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

Signature	Title	Date

/s/ Alain J. Castro	Chief Executive Officer and Director	April 16, 2018
Alain J. Castro	(Principal Executive Officer)

/s/ Domonic J. Carney	Chief Financial Officer	April 16, 2018
Domonic J. Carney	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Michael J. Hammons	Chairman and Director	April 16, 2018
Michael J. Hammons
/s/ Stephen Markscheid	Director	April 16, 2018
Stephen Markscheid

/s/ Bennet P. Tchaikovsky	Director	April 16, 2018
Bennet P. Tchaikovsky

/s/ Kent Williams	Director	April 16, 2018
Kent Williams

/s/ Ian C. Copeland	Director	April 16, 2018
Ian C. Copeland

/s/ James Reiman	Director	April 16, 2018
James Reiman

 ENER-CORE, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ener-Core, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ener-Core, Inc. and its subsidiary (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets, and has a stockholders’ deficit. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ SingerLewak LLP

We have served as the Company's auditor since 2015.

Irvine, California

April 16, 2018

Ener-Core, Inc.

Consolidated Balance Sheets

	As of December 31,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$208,000	$1,310,000
Restricted cash	—	50,000
Accounts receivable, net	14,000	87,000
Inventory	3,028,000	2,764,000
Prepaid expenses and other current assets	333,000	302,000
Total current assets	3,583,000	4,513,000
Property and equipment, net	2,660,000	3,247,000
Intangibles, net	13,000	20,000
Deposits and other long term assets	32,000	28,000
Total assets	$6,288,000	$7,808,000
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	1,749,000	1,545,000
Accrued expenses	1,380,000	693,000
Deferred revenues and customer advances	5,270,000	3,876,000
Accrued contract loss	617,000	724,000
Convertible unsecured notes payable, net of discounts	1,250,000	554,000
Convertible secured notes payable, short term, net of discounts	5,994,000	—
Capital leases payable—short term	13,000	10,000
Total current liabilities	16,273,000	7,402,000

Long term liabilities:
Convertible secured notes payable, long term, net of discounts	—	630,000
Capital lease payable—long term	12,000	4,000
Total liabilities	16,285,000	8,036,000
Commitments and contingencies (Note 17)
Stockholders’ deficit:
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; no shares outstanding at December 31, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value; authorized 200,000,000 shares; 4,081,393 and 3,829,660 shares outstanding at December 31, 2017 and December 31, 2016 respectively	—	—
Additional paid-in capital	42,342,000	40,944,000
Accumulated deficit	(52,339,000)	(41,172,000)
Total stockholders’ deficit	(9,997,000)	(228,000)
Total liabilities and stockholders’ deficit	$6,288,000	$7,808,000

See accompanying notes to consolidated financial statements.

Ener-Core, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2017	2016

Revenues	$—	$—
Cost of goods sold	—	—
Gross profit (loss)	—	—

Operating expenses:
Selling, general and administrative	3,358,000	4,162,000
Research and development	2,040,000	3,752,000
Total operating expenses	5,398,000	7,914,000
Operating loss	(5,398,000)	(7,914,000)

Other income (expenses):
Interest income	—	1,000
Loss on debt conversion	(53,000)	(108,000)
Loss on modification of convertible debt	—	(1,429,000)
Loss on debt extinguishment	—	(262,000)
Gain on revaluation of derivative liabilities, net	—	4,094,000
Loss on disposition of assets	(137,000)	—
Interest expense	(5,579,000)	(4,405,000)
Total other income (expenses), net	(5,769,000)	(2,109,000)
Loss before provision for income taxes	(11,167,000)	(10,023,000)
Provision for income taxes	—	3,000
Net loss	$(11,167,000)	$(10,026,000)

Loss per share—basic and diluted	$(2.78)	$(2.79)
Weighted average shares of common stock—basic and diluted	4,010,876	3,594,026

See accompanying notes to consolidated financial statements.

Ener-Core, Inc.

Consolidated Statements of Stockholders’ Deficit

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances at January 1, 2016	3,089,160	$—	—	$—	$26,302,000	$(31,146,000)	$(4,844,000)

Reclassification of derivative liabilities	—	—	—	—	1,772,000	—	1,772,000
Conversion of Senior Notes	44,444	—	—	—	111,000	—	111,000
Issuance of common stock for cash, net of offering costs	696,056	—	—	—	2,883,000	—	2,883,000
Issuance of warrants in conjunction with Unsecured Notes	—	—	—	—	605,000	—	605,000
Modification of detachable warrants issued in conjunction with Senior Notes	—	—	—	—	316,000	—	316,000
Allocated value of conversion feature associated with Senior Notes	—	—	—	—	3,495,000	—	3,495,000
Allocated value of warrants issued with Senior Notes	—	—	—	—	4,133,000	—	4,133,000
Stock-based compensation expense	—	—	—	—	1,327,000	—	1,327,000
Net loss	—	—	—	—	—	(10,026,000)	(10,026,000)
Balances at December 31, 2016	3,829,660	$—	—	$—	$40,944,000	$(41,172,000)	$(228,000)

Issuance of restricted shares of common stock under 2015 Omnibus Incentive Plan	210,000	—	—	—	—	—	—
Senior Notes conversion	24,000	—	—	—	60,000	—	60,000
Warrants issued with Junior Notes	—	—	—	—	73,000	—	73,000
Allocated value of warrants issued with Senior Notes	—	—	—	—	305,000	—	305,000
Warrants – Backstop Security Amendment Issuance	—	—	—	—	26,000	—	26,000
Warrant modification – Backstop Security Amendment	—	—	—	—	30,000	—	30,000
Shares issued for services	17,733	—	—	—	21,000	—	21,000
Stock-based compensation expense	—	—	—	—	883,000	—	883,000
Net loss	—	—	—	—	—	(11,167,000)	(11,167,000)
Balances at December 31, 2017	4,081,393	$—	—	$—	$42,342,000	$(52,339,000)	$(9,997,000)

See accompanying notes to consolidated financial statements.

Ener-Core, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017	2016
Cash flows used in operating activities:
Net loss	$(11,167,000)	$(10,026,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and deferred financing fees	5,246,000	3,149,000
Loss on debt conversion	53,000	108,000
Loss on extinguishment of convertible senior secured notes	—	262,000
Gain on change in fair value of derivative liability	—	(4,094,000)
Depreciation and amortization	424,000	528,000
Loss on asset disposal	137,000	—
Stock issued for services	21,000	—
Stock-based compensation	883,000	1,327,000
Loss on modification of convertible notes	—	1,429,000
Impairment of fixed assets	—	318,000
Changes in assets and liabilities:
Accounts and other receivables	17,000	69,000
Inventory	(423,000)	(2,017,000)
Prepaid expenses and other current assets	(126,000)	213,000
Deposits and other long term assets	(4,000)	—
Deferred revenue	1,450,000	949,000
Restricted cash	50,000	150,000
Accounts payable and accrued expenses	922,000	(1,000)
Net cash used in operating activities	(2,517,000)	(7,636,000)

Cash flows provided by (used in) investing activities:
Proceeds from sale of assets	84,000	—
Purchase of property and equipment	(4,000)	(659,000)
Net cash provided by (used in) investing activities	80,000	(659,000)

Cash flows from financing activities:
Proceeds from convertible unsecured notes payable	—	1,250,000
Proceeds from convertible senior secured notes payable	1,400,000	3,372,000
Offering costs—convertible notes payable	(51,000)	(479,000)
Repayment of capital leases payable	(14,000)	(26,000)
Proceeds from issuance of common stock	—	2,883,000
Net cash provided by financing activities	1,335,000	7,000,000
Net decrease in cash and cash equivalents	(1,102,000)	(1,295,000)
Cash and cash equivalents at beginning of period	1,310,000	2,605,000
Cash and cash equivalents at end of period	$208,000	$1,310,000

See accompanying notes to consolidated financial statements.

Ener-Core, Inc.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$3,000
Interest	$257,000	$802,000
Supplemental disclosure of non-cash activities:
Equipment purchased under capital leases	$25,000	$13,000
Debt discount recorded upon issuance of notes with detachable warrants	$305,000	$1,497,000
Original issue discount recorded for convertible senior secured notes	$156,000	$930,000
Debt discount and derivative liabilities recorded for amendments of warrants	$—	$148,000
Conversion of senior convertible notes into shares of common stock	$60,000	$111,000
Issuance of shares of common stock for services	$21,000	$—
Reclassification of warrants and conversion feature previously recorded as derivative liabilities to paid-in capital	$—	$1,762,000
Debt discount and derivative liabilities recorded upon issuance of convertible unsecured notes payable	$—	$282,000
Debt discount recorded for detachable warrants issued with convertible unsecured notes payable	$73,000	$576,000
Debt discount recorded for amendments of warrants	$—	$236,000
Warrants issued for backstop security amendment	$26,000	—
Warrants modified for backstop security amendment	$30,000	—
Allocated value of conversion feature associated with convertible senior secured notes	$—	$3,495,000
Allocated value of warrants issued with convertible senior secured notes	$—	$4,133,000

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

Description of the Business

We design, develop, license, manufacture and have commercially deployed products based on proprietary technologies that generate industrial levels of usable heat in a pressure vessel. Our pressure vessels are capable of using a wide variety of organic gases as fuel for a high-temperature oxidation reaction including many “waste” gases considered to be air pollution. Our technology allows for the use of gases that, historically, were unusable as fuels for traditional industrial gas to energy conversion systems, such as combustion chambers, and that typically required costly pollution abatement equipment required by industrial plants to comply with increasingly stringent air pollution standards.

We refer to our technology as “Power Oxidation,” and refer to our products as “Power Oxidizers” or “Power Oxidation Vessels.” We develop applications for our technology by integrating our Power Oxidizers with traditional gas-fired industrial equipment (such as boilers, dryers, ovens, and chillers) that require steady and consistent heat sources. In our first deployed applications, our technology serves as a low-emissions heat source alternative to combustion chambers used with gas-fired electric turbines. Our Power Oxidizers produce a steady heat source that can be used to (i) generate electricity by coupling our technology with a variety of modified gas turbines, (ii) produce steam by coupling our technology with a variety of modified steam boilers, or (iii) provide on-site heat at industrial facilities through heat exchanger applications.

Our proprietary and patented Power Oxidation technology is designed to create greater industrial efficiencies by providing the opportunity to convert low-quality organic waste gases generated from industrial processes into usable on-site energy, thereby decreasing both operating costs and significantly reducing environmentally harmful gaseous emissions. We design, develop, license, manufacture and market our Power Oxidizers, which, when bundled with an electricity generating turbine in the 250 kilowatt, or kW, and 2 megawatt, or MW, sizes, are called Powerstations. We currently partner and are pursuing partnerships with large established manufacturers to integrate our Power Oxidizer with their gas turbines, with the goal to open substantial new opportunities for our partners to market these modified gas turbines to industries for which traditional power generation technologies previously were not technically feasible. We currently manufacture our Powerstations in the 250 kW size and manufactured the Power Oxidizer for the 2 MW size for the initial two units sold. Going forward, pursuant to the CMLA (as defined below), our 2 MW partner, Dresser-Rand a.s., a subsidiary of Dresser-Rand Group Inc., a Siemens company, or Dresser-Rand, will begin to manufacture the 2 MW Power Oxidizers under a manufacturing license and will pay us a non-refundable license fee for each unit manufactured by Dresser-Rand.

On November 14, 2014, we entered into a commercial license agreement (“CLA”) with Dresser-Rand, pursuant to which we agreed to jointly develop a Powerstation that consisted of our Power Oxidizer integrated with a Dresser-Rand KG2 turbine rated up to 2 MW of power output. The CLA granted Dresser-Rand the right to market and sell the Dresser-Rand KG2-3GEF 2 MW gas turbine coupled with our Power Oxidizer. In June 2016, we executed a contract manufacturing and commercial licensing agreement (the “CMLA”) with Dresser-Rand, which both companies intended would supersede and replace the CLA. In April 2017, we amended the terms of the CMLA to make the CMLA effective as of January 1, 2017, at which time it superseded and replaced the CLA. The first two systems sold to Dresser-Rand pursuant to the CLA were shipped to a Stockton, California biorefinery site owned by Pacific Ethanol, Inc. in the fourth quarter of 2016 and were operational in January 2018. Under the CMLA, moving forward, KG2 manufacturing will transition to Dresser-Rand and each KG2 unit sold will generate for us a non-refundable license fee.

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

In April 2017, we amended the terms of the CMLA to make the CMLA effective as of January 1, 2017, at which time it superseded and replaced the CLA. Pursuant to the amendment, Dresser-Rand paid us $1.2 million in cash in April 2017, which represents advance payments on license fees for KG2/PO units representing less than the required minimum number of licenses which would otherwise be required to maintain their exclusivity under the CMLA. In exchange for this payment, we have agreed to provide a total credit of $1,760,000 against future license payments associated for these KG2/PO units, consisting of a payment credit of $1,200,000 and an additional discount of $560,000. In July 2017, we executed an additional amendment for additional payments of up to $250,000 to be applied against future license payments for a combined payment credit of $2.0 million. We have not, as yet, received a purchase order for any system subject to these license fee advances. As such, we do not consider the $1.45 million of advances to be backlog as of April 14, 2018.

We have sustained recurring net losses and negative cash flows since inception and have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. Despite capital raises of $2.5 million in December 2015, $3.0 million in April 2016, $1.25 million in September 2016, $3.4 million in December 2016 and $2.2 million between September 2017 and March 2018, along with $1.45 million received in 2017 for advances on license fees, we expect to require additional sources of capital to support our growth initiatives. We must secure additional funding to continue as a going concern and execute our business plan.

Through the end of 2015, our product sales were limited to initial system sales that were not profitable and required additional cash in excess of expected cash receipts. In addition, we incurred significant development and administrative expenses in order to develop our products with little or no cash contribution from sales. Beginning in 2016, we began to focus on reduction of our operating costs payable in cash through headcount and overhead cost reductions and saw an increase in cash collections from customers from sales transactions that are expected to be cash flow positive. During 2015, we received no cash from license fees. In 2016, we received $1.1 million of cash from license fees and we received additional license fees in 2017 from the CMLA, including $1.2 million received in the second quarter of 2017, and $250,000 in the third quarter of 2017. We expect to receive additional license payments upon receipt of firm purchase orders for licenses in 2018 along with product sales receipts for 250kW unit sales.

Management’s plan is to obtain capital sufficient to meet our operating expenses by seeking additional equity and/or debt financing. Our cash and cash equivalents balance on December 31, 2017 was approximately $0.2 million. During 2017, we continued our cost cutting measures by entering into a lease for a lower-cost headquarters facility, which we have occupied since April 2017, and through additional headcount reductions. We expect that the $0.2 million of cash and cash equivalents as of December 31, 2017, combined with receipts on customer billings and $0.7 million in cash proceeds received between January 2018 and March 2018 in connection with the issuance by the Company of additional secured indebtedness, will continue to fund our working capital needs, general corporate purposes, and related obligations into the second quarter of 2018 at our reduced spending levels. However, we expect to require significantly more cash for working capital and as financial security to support our growth initiatives.

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

The accompanying consolidated financial statements have been prepared in accordance with GAAP.

Reclassifications

Certain amounts in the 2016 consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications have no effect on previously reported net loss.

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

Concentrations of Credit Risk

Cash and Cash Equivalents

We maintain our non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation (“FDIC”) provides insurance coverage of up to $250,000. For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to these deposits. At December 31, 2017, we had no cash in excess of the FDIC limit.

We consider all highly liquid investments available for current use with an initial maturity of three months or less and are not restricted to be cash equivalents. We invest our cash in short-term money market accounts.

Restricted Cash

Collateral Account

Under a credit card processing agreement with a financial institution that was entered in 2013, we were required to maintain funds on deposit with the financial institution as collateral. The amount of the deposit, which is at the discretion of the financial institution, was $50,000 on December 31, 2016 and $0 on December 31, 2017.

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for international customers are supported by guarantees or letters of credit. For those customers to whom we extend credit, we perform periodic evaluations of them and maintain allowances for potential credit losses as deemed necessary. We generally do not require collateral to secure accounts receivable. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2017 and December 31, 2016, two customers accounted for approximately 100% of our net accounts receivable.

Accounts Payable

As of December 31, 2017 and 2016, five and eight vendors accounted for approximately 53% and 50% of our total accounts payable, respectively.

Inventory

Inventory, which consists of raw materials and work-in-progress, is stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method. At each balance sheet date, we evaluate our ending inventory for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. At December 31, 2017 and 2016, we did not have a reserve for slow-moving or obsolete inventory.

Property and Equipment

Property and equipment are stated at cost and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to ten years. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed. At the time property and equipment are retired or otherwise disposed of, the cost and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are reflected in the consolidated statements of operations.

Deposits

Deposits primarily consist of amounts incurred or paid in advance of the receipt of fixed assets or are deposits for rent and insurance.

Accrued Warranties

Accrued warranties represent the estimated costs that will be incurred during the warranty period of our products. We make an estimate of expected costs that will be incurred by us during the warranty period and charge that expense to the consolidated statement of operations at the date of sale. We also reevaluate the estimate at each balance sheet date and if the estimate is changed, the effect is reflected in the consolidated statement of operations. We had no warranty accrual at December 31, 2017 or December 31, 2016. We expect that most terms for future warranties of our Powerstations and Power Oxidizers will be one to two years depending on the warranties provided and the products sold. Accrued warranties for expected expenditures within one year are classified as current liabilities and as non-current liabilities for expected expenditures for time periods beyond one year.

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

Impairment of Long-Lived Assets

We account for our long-lived assets in accordance with the accounting standards which require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical carrying value of an asset may no longer be recoverable. We consider the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of December 31, 2017 and December 31, 2016, we do not believe there have been any impairments of our long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products will continue, which could result in impairment of long-lived assets in the future.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, derivative liabilities, and capital lease liabilities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2017 and December 31, 2016. The carrying amounts of short-term financial instruments are reasonable estimates of their fair values due to their short-term nature or proximity to market rates for similar items.

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

Revenues under long-term construction contracts are generally recognized using the completed-contract method of accounting. Long-term construction-type contracts for which reasonably dependable estimates cannot be made or for which inherent hazards make estimates difficult are accounted for under the completed-contract method. Revenues under the completed-contract method are recognized upon substantial completion—that is acceptance by the customer, compliance with performance specifications demonstrated in a factory acceptance test or a similar event. Accordingly, during the period of contract performance, billings and costs are accumulated on the balance sheet, but no profit or income is recorded before completion or substantial completion of the work. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimate of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. As of December 31, 2017 and December 31, 2016, we had provisions for contract losses in the amounts of $617,000 and $724,000, respectively.

Our deferred revenue balances as of December 31, 2017 consisted primary of billings and receipts of the Dresser-Rand licenses and the two Power Oxidizer units sold to Dresser-Rand and installed at a Pacific Ethanol location in Stockton, California. While delivery of the Power Oxidizer units has occurred, customer acceptance had not occurred as of December 31, 2017 and a contractual risk of loss still remained on the licensing collections. As such, we did not recognize revenues for the year ended December 31, 2017.

Research and Development Costs

Research and development costs are expensed as incurred.  Research and development costs were $2,040,000 and $3,752,000 for the years ended December 31, 2017 and 2016, respectively.

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

Income Taxes

We account for income taxes under the provisions of the accounting standards. Under the accounting standards, deferred tax assets and liabilities are recognized for the expected future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such asset will not be realized through future operations. Our deferred tax assets and liabilities are primarily related to our Net Operating Losses and timing differences between book and tax accounting for depreciation and our net deferred tax assets were fully reserved as of December 31, 2017 and 2016.

The accounting guidance for uncertainty in income taxes provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. We recognize any uncertain income tax positions on income tax returns at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. As of December 31, 2017 and 2016 there were no unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at December 31, 2017 and 2016 and have not recognized interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2017 or 2016.

We are subject to taxation in the U.S. and various state and foreign jurisdictions.

We do not foresee material changes to our gross uncertain income tax position liability within the next twelve months.

Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock assumed to be outstanding during the period of computation.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares had been issued and if the additional shares of common stock were dilutive. Approximately 11,528,000 and 9,808,000 shares of common stock issuable upon full exercise of all options and warrants at December 31, 2017 and 2016, respectively, and all shares potentially issuable in the future under the terms of the Convertible Secured Notes Payable for 2017 and Senior Notes Payable for 2016 were excluded from the computation of diluted loss per share due to the anti-dilutive effect on the net loss per share.

	Year ended December 31, 2017	Year ended December 31, 2016

Net loss	$(11,167,000)	$(10,026,000)
Weighted average number of shares of common stock outstanding:
Basic and diluted	4,010,876	3,594,026
Net loss attributable to common stockholders per share:
Basic and diluted	$(2.78)	$(2.79)

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) pertaining to revenue recognition. The primary objective of ASU 2014-09 is for entities to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled to in exchange for those goods or services. This new standard also requires enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively and improves guidance for multiple-element arrangements. The FASB has subsequently issued several additional amendments to the standard, including ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance on principal versus agent analysis based on the notion of control and affects recognition of revenue on a gross or net basis. Additionally, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which provided additional guidance and clarity on this topic. Companies have the option of applying this new guidance retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. The original effective date of this new standard was for periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 and the related amendments by one year to periods beginning after December 15, 2017. Accordingly, we adopted this new standard and related amendments on January 1, 2018, and we have elected to adopt it using the modified retrospective method. Based on our assessment, the adoption of the new revenue recognition guidance will result in an acceleration of certain revenues that are based, in part, on future contingent events. For example, license fee payments received which had been deferred under U.S. GAAP as of December 31, 2017 may be recognized in full or in part as of January 1, 2018 and license payments which would otherwise be deferred until certain performance obligations are completed, may be recognized earlier than the treatment under U.S. GAAP in effect as of December 31, 2017. We are in the process of implementing the necessary changes to our business processes, systems and controls to support recognition and disclosure of this new standard.

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

In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition, Revenue from Contracts with Customers, Leases. The ASU adds SEC paragraphs to the new revenue and leases sections of the ASC on the announcement the SEC Observer made at the 20 July 2017 EITF meeting. The SEC Observer said that the SEC staff would not object if entities that are considered public business entities only because their financial statements or financial information is required to be included in another entity’s SEC filing use the effective dates for private companies when they adopt ASC 606, Revenue from Contracts with Customers, and ASC 842, Leases. This would include entities whose financial statements are included in another entity’s SEC filing because they are significant acquirees under Rule 3-05 of Regulation S-X, significant equity method investees under Rule 3-09 of Regulation S-X and equity method investees whose summarized financial information is included in a registrant’s financial statement notes under Rule 4-08(g) of Regulation S-X. The Company is currently evaluating the impact of adopting this guidance.

Note 3—Inventory

Inventory primarily consists of Powerstation parts used as raw materials for the Company’s EC250 and KG2 orders. Work-in-progress inventory consists of Powerstation parts and employee and contract labor assembly costs for Powerstation sub-assemblies. Sub-assemblies and parts are typically shipped to end customer locations and assembled on-site. Completed Powerstations awaiting final installation and commissioning would be carried as finished goods. There was no finished goods inventory at either December 31, 2017 or December 31, 2016. Inventories consist of:

	December 31, 2017	December 31, 2016
Raw material and spare parts	$953,000	$990,000
Work-in-progress	2,075,000	1,774,000
Total	$3,028,000	$2,764,000

Note 4—Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31, 2017	December 31, 2016
Prepaid rent	$10,000	$52,000
Prepaid offering costs	194,000	-
Prepaid insurance	19,000	43,000
Prepaid other	63,000	96,000
Prepaid professional fees	32,000	1,000
Current portion—deferred financing fees for letter of credit	15,000	110,000
Total	$333,000	$302,000

Note 5—Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31, 2017	December 31, 2016
Machinery and equipment	$4,225,000	$4,377,000
Computer equipment and software	202,000	176,000
Office furniture and fixtures	49,000	217,000
Total cost	4,476,000	4,770,000
Less accumulated depreciation	(1,816,000)	(1,523,000)
Net	$2,660,000	$3,247,000

Assets recorded under capital leases and included in property and equipment in our balance sheets consist of the following:

	December 31, 2017	December 31, 2016
Machinery and equipment	$27,000	$27,000
Computer equipment and software	39,000	59,000
Total assets under capital lease	66,000	86,000
Less accumulated amortization	(41,000)	(71,000)
Net assets under capital lease	$25,000	$15,000

Depreciation expense for the years ended December 31:

	2017	2016
Research and development	$355,000	$412,000
General and administrative	62,000	116,000
	$417,000	$528,000

Amortization of assets under capital lease was $16,000 and $25,000 for the years ended December 31, 2017 and 2016, respectively.

Note 6—Intangibles, Net

Intangibles, net consisted of the following:

	December 31, 2017	December 31, 2016
Patents	$80,000	$80,000
Less accumulated amortization	(67,000)	(60,000)
Net	$13,000	$20,000

This intangible asset is amortized over its remaining life. Amortization expense related to this intangible asset was $7,000 and $7,000 for the years ended December 31, 2017 and 2016, respectively.

Amortization expense on intangible assets for the years ending December 31, 2018 and December 31, 2019 will be $7,000 per year.

We continue to invest in our intellectually property portfolio and are actively filing for patent protection for our technology in both the United States and abroad. The costs, including legal, associated with compiling and filing patent applications are expensed in selling, general and administrative expenses as incurred.

Note 7—Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2017	December 31, 2016

Accrued professional fees	$155,000	$138,000
Accrued payroll and related expenses	648,000	346,000

Accrued board of directors’ fees	390,000	160,000
Accrued interest	138,000	29,000
Accrued other	49,000	20,000
Total accrued expenses	$1,380,000	$693,000

Note 8—Deferred Revenues and Customer Advances

Deferred revenues and customer advances consist of balances billed on existing customer contracts for which the revenue cycle is not complete. Customer advances on equipment sales represent down payments and progress payments under the terms and conditions of equipment sales of our Power Oxidizer and Powerstation units. Prepaid license fees represent payments of license fees by Dresser-Rand that we received in September 2016 but for which right of return existed as of December 31, 2017 and amounts received in 2017 as advance payments from future license fees due. Deferred revenues and customer advances consisted of the following:

	December 31, 2017	December 31, 2016

Customer advances on equipment sales	$2,720,000	$2,776,000
Prepaid license fees	2,550,000	1,100,000
Total deferred revenues and customer advances	$5,270,000	$3,876,000

Note 9—Convertible Senior Notes Payable

Convertible Senior Notes payable consisted of the following as of December 31, 2017

	Principal	Debt Discount	Offering Costs	Net Total
Balance, December 31, 2016	$9,191,000	$(8,152,000)	$(409,000)	$630,000
2017 Senior Notes Issued	1,556,000	(461,000)	(51,000)	1,044,000
Amortization of Debt Discount and Offering Costs	—	4,114,000	213,000	4,327,000
Conversion into Shares of Common Stock	(60,000)	51,000	2,000	(7,000)
Balance, December 31, 2017	10,687,000	(4,448,000)	(245,000)	5,994,000
Less: Current Portion	10,687,000	(4,448,000)	(245,000)	5,994,000
Long Term Portion	$—	$—	$—	$—

In the fourth quarter of 2016, the Company entered into a securities purchase agreement pursuant to which it issued a new series of convertible senior secured notes (collectively the “2016 Senior Notes”) and related warrants, and entered into amendment agreements related to its 2015 Senior Notes and the convertible unsecured promissory notes of the Company issued in September 2016 (the “Convertible Unsecured Notes”) (see Note 10 below). The Company issued and sold new 2016 Senior Notes with a face value of $3,747,000 and an original issue discount of $375,000 for gross cash proceeds of $3,372,000. Additionally, the Company amended and restated the 2015 Senior Notes, the aggregate principal amount of which was $5,000,000 prior to such amendment and restatement. Upon the amendment and restatement of the 2015 Senior Notes, the face value of such 2015 Senior Notes was $5,556,000 with an original issue discount of $556,000.

In conjunction with the issuance and/or amendment and restatement, as applicable, of the aggregate face value of $9,302,000 of the 2016 Senior Notes and 2015 Senior Notes, the Company issued five-year warrants to purchase up to 3,720,839 shares of the Company’s common stock at $3.00 per share, which were valued using Black-Scholes option pricing model at $6,003,000. We allocated the fair value of these warrants and the conversion feature of the 2016 Senior Notes and 2015 Senior Notes to debt discount as follows: $3,495,000 allocated to detachable warrants and $4,133,000 allocated to the conversion feature. We recorded an additional debt discount of $930,000 for the original issue discount, resulting in a debt discount recorded at issuance of $8,558,000. We will amortize this discount to interest expense over the expected remaining life of the 2016 Senior Notes and 2015 Senior Notes, which mature on December 31, 2018. In 2016, 2015 Senior Notes in the aggregate principal amount of $111,000 were converted into 44,444 shares of common stock at $2.50 per share.

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

Between September 2017 and December 31, 2017, the Company entered into a securities purchase agreement, including several amendments and restatements thereto, pursuant to which it issued a new series of convertible senior secured notes (collectively the “2017 Senior Notes”) and related warrants on substantially identical terms as the 2016 Senior Notes described above, except for the initial exercise price of the detachable warrants. The Company issued and sold in the aggregate 2017 Senior Notes with a face value of $1,556,000 and an original issue discount of $156,000 for gross cash proceeds of $1,400,000. In conjunction with the issuance of the 2017 Senior Notes, the Company issued five-year warrants to purchase up to 622,222 shares of common stock at an exercise price of $1.50 per share, which were valued using Black-Scholes option pricing model at $305,000. We allocated the fair value of these warrants and the conversion feature of the 2017 Senior Notes to debt discount as follows: $305,000 allocated to detachable warrants and $0 allocated to the conversion feature. We recorded an additional debt discount of $156,000 for the original issue discount, resulting in a debt discount recorded at issuance of $461,000. We will amortize this discount to interest expense over the expected remaining life of the 2017 Senior Notes, which mature on December 31, 2018.

We incurred $51,000 of offering costs in conjunction with the issuance and sale of the 2017 Senior Notes, consisting of legal and professional fees. We will amortize the offering costs to interest expense over the expected remaining life of the 2017 Senior Notes.

The Company refers to the 2017 Senior Notes, 2016 Senior Notes and the 2015 Senior Notes, collectively, as the “Senior Notes”. The Senior Notes are fully secured by all assets of the Company and the Company’s subsidiaries. The Senior Notes are convertible at a price per share of $2.50, which is adjustable upon a Company stock split, reverse split, or common share dividend.

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

Upon an Event of Default and delivery to the holder of the Senior Note of notice thereof, such holder may require the Company to redeem all or any portion of its Senior Note at a price equal to 115% of the Conversion Amount (as defined in the Senior Notes) being redeemed. Additionally, upon a Change of Control and delivery to the holder of the Senior Note of notice thereof, such holder may also require the Company to redeem all or any portion of its Senior Note at a price equal to 115% of the Conversion Amount being redeemed. Further, at any time from and after July 1, 2018 and provided that the Company has not received either (i) initial deposits for at least eight 2 MW Power Oxidizer units or (ii) firm purchase orders totaling not less than $3,500,000 and initial payment collections of at least $1,600,000, in each case during the period commencing on the issuance date of the 2016 Senior Notes and ending on June 30, 2018, the holder of the Senior Note may require the Company to redeem all or any portion of its Senior Note at a price equal to 100% of the Conversion Amount being redeemed.

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

During the year ended December 31, 2017, two holders of Senior Notes converted an aggregate of $60,000 of principal outstanding under the Senior Notes into 24,000 shares of the Company’s common stock. As a result of these conversions, the Company incurred a loss of $53,000, representing the unamortized debt discount and deferred financing fees.

Note 10—Convertible Unsecured Notes

Convertible Unsecured Notes payable consisted of the following as of December 31, 2017:

	Notes	Debt Discount	Offering Costs	Net Total
Balance at December 31, 2016	$1,250,000	$(666,000)	$(30,000)	$554,000

Amortization of debt discount and deferred financing costs	—	739,000	30,000	769,000
Issuance of additional warrants	—	(73,000)	—	(73,000)
Balance at December 31, 2017	$1,250,000	$—	$—	$1,250,000

Less: Current Portion	$(1,250,000)	$—	$—	$(1,250,000)
Long Term Portion	$—	$—	$—	$—

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

The Convertible Unsecured Notes bear interest at a rate of 12% per annum and were scheduled to mature on September 1, 2017; provided, however, that the Company may not prepay any portion of the outstanding principal and accrued and unpaid interest under the Convertible Unsecured Notes so long as any of the Senior Notes remain outstanding and in no event will the maturity date of such Convertible Unsecured Notes be earlier than at least ninety-one (91) days after the maturity date under the Senior Notes. As of December 31, 2017, the Convertible Unsecured Notes remain outstanding. The Convertible Unsecured Notes are subordinate to the Senior Notes described in Note 9. The Convertible Unsecured Notes were initially convertible at the option of the holder into common stock at a conversion price of $4.31 per share and will automatically convert into shares of common stock in the event of a conversion of at least 50% of the then outstanding (i) principal, (ii) accrued and unpaid interest with respect to such principal and (iii) accrued and unpaid late charges, if any, with respect to such principal and interest, under the Senior Notes. In connection with the issuance of the 2016 Senior Notes and amendment and restatement of the 2015 Senior Notes, the conversion price was reduced to $2.50 per share. The Convertible Unsecured Notes also contain a blocker provision that prevents the Company from effecting a conversion in the event that the holder, together with certain affiliated parties, would beneficially own in excess of 9.99% of the shares of common stock outstanding immediately after giving effect to such conversion. At any time after the issuance date of the Convertible Unsecured Notes, the Company may, at its option, redeem all or any portion of the then outstanding principal and accrued and unpaid interest with respect to such principal (the “Company Optional Redemption Amount”), at 100% of such aggregate amount; provided, however, that the Company may not redeem all or any portion of the Company Optional Redemption Amount so long as any of the Senior Notes remain outstanding without the prior written consent of the collateral agent with respect to such Senior Notes and certain investors holding the requisite number of conversion shares and warrant shares underlying the Senior Notes and related warrants.

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

As of December 31, 2017, there were no investments that required fair value measurement disclosure.

Note 12—Capital Leases Payable

Capital Leases Payable

Capital leases payable consisted of the following:

	December 31, 2017	December 31, 2016

Capital lease payable to De Lange Landon secured by forklift, 10.0% interest, due on October 1, 2018, monthly payment of $452.	$5,000	$10,000

Capital lease payable to Dell Computers secured by computer equipment, 15.09% interest, ended on November 22, 2017, monthly payment of $394.	—	4,000

Capital lease payable to Dell Computers secured by computer equipment, 4.99% interest, due on May 1, 2020, monthly payment of $716.	20,000	—
Total capital leases	$25,000	$14,000
Less: current portion	(13,000)	(10,000)
Long-term portion of capital leases	$12,000	$4,000

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of December 31, 2017, are as follows:

	Year Ending December 31,	Amount
	2018	13,000
	2019	9,000
	2020	4,000
Net minimum lease payments		$26,000
Less: Amount representing interest and taxes		(1,000)
Present value of net minimum lease payments		$25,000
Less: Current maturities of capital lease payables		(13,000)
Long-term capital lease payables		$12,000

Note 13—Equity

During the year ended December 31, 2017, holders of our Senior Notes converted an aggregate of $60,000 of principal outstanding under the Senior Notes into 24,000 shares of the Company’s common stock.

On October 17, 2017, the Company issued 17,733 shares of common stock as compensation for investor relations services valued at $21,000.

Restricted Stock

Restricted stock grants consist of shares of common stock of the Company owned by employees, consultants, and directors that are subject to vesting conditions, typically for services provided to the Company. All unvested shares of restricted stock are subject to repurchase rights and, therefore, are recorded as restricted stock. All restricted stock issued is valued at the market price on the date of grant.

Restricted stock activities during the year ended December 31, 2017 were as follows:

		Weighted-
		Average
		Grant
	Shares	Price
Balance, December 31, 2016	—	$—
Granted	210,000	$1.55
Vested	(65,625)	$—
Unvested balance, December 31, 2017	144,375	$1.55

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

On July 15, 2015, the Company’s board of directors approved the 2015 Omnibus Incentive Plan (the “2015 Plan”), which was approved by the Company’s stockholders on August 28, 2015. Upon adoption, the 2015 Plan authorized us to grant up to 300,000 shares of the Company’s common stock and replaced the 2013 Equity Incentive Plan. As a result of the approval of the 2015 Plan, no additional grants will be made under the 2013 Plan. On August 22, 2016, the Company’s board of directors approved an amendment to the 2015 Plan to increase the total authorized pool available under the 2015 Plan to 600,000 shares of the Company’s common stock, subject to automatic increase for any shares subject to outstanding awards under the 2013 Plan that are subsequently canceled or expire. The Company’s stockholders approved the foregoing amendment on September 26, 2016. As of December 31, 2017, 85,857 shares of the Company’s common stock were available for issuance under the 2015 Plan.

The 2015 Plan permits the granting of any or all of the following types of awards: incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards, and performance awards payable in a combination of cash and company shares. As of December 31, 2017, the Company had issued 210,000 shares of restricted common stock and options to purchase an aggregate of 446,000 shares of common stock  under the 2015 plan.

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

At December 31, 2017, total unrecognized deferred stock compensation expected to be recognized over the remaining weighted-average vesting periods of 1.9 years for outstanding grants was $1.1 million.

The fair value of option awards is estimated on the grant date using the Black-Scholes option valuation model. No options were issued in 2016. All options granted during 2017 were valued using an exercise price of $2.50 per share, a risk free interest rate of 1.88%, an expected life of 5 years, and a volatility of 92% for a grant date fair value of $0.98 per option granted.

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

Stock-based award activity was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Balance, December 31, 2016	273,550	$13.70	5.02	$—
Forfeited during 2017	(44,943)	15.41	—	—
Granted during 2017	440,000	2.50	9.25	—
Balance, December 31, 2017	668,607	$6.21	7.38	$—
Exercisable on December 31, 2017	404,287	$8.30	6.38	$—

The options granted have a contract term ranging between three and ten years. Options granted typically vest over a four-year period, with 25% vesting after one year and the remainder ratably over the remaining three years.

Of the Company’s outstanding options, options to purchase 224,314 shares of the Company’s common stock were outstanding and options to purchase 202,541 shares of the Company’s common stock were exercisable under the 2013 Plan and options to purchase 444,293 shares of the Company’s common stock were outstanding with 201,746 exercisable under the 2015 Plan on December 31, 2017.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2017:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Exercise	of	Contractual	Exercise	of	Exercise
Prices	Shares	Life	Price	Shares	Price
		(In years)
$0–$10.00	529,748	8.47	$3.35	269,758	$3.82
$10.01–$15.00	28,300	5.95	$12.50	23,970	$12.50
$15.01–$20.00	94,845	2.33	$17.50	94,845	$17.50
$20.01–$25.00	15,714	3.56	$23.24	15,714	$23.24
	668,607	7.38	$6.21	404,287	$8.30

Stock based compensation expense is composed of $174,000 attributable to vesting of restricted stock grants and $709,000 was attributable to options awards and consisted of the following:

	Year ended December 31
	2017	2016
Research and development	$420,000	$535,000
General and administrative	463,000	792,000
Total	$883,000	$1,327,000

Warrants

From time to time, we issue warrants to purchase shares of our common stock to investors, note holders and to non-employees for services rendered or to be rendered in the future. The following table represents the activity for warrants outstanding, exchanged, and issued for the year ending December 31, 2017.

	Warrants	Weighted Average Exercise Price
Balance outstanding at December 31, 2016	5,358,881	$3.77
Issued for Convertible Unsecured Notes	62,500	3.00
Issued for Backstop Security Amendment	41,000	3.00
Issued for 2017 Senior Notes	622,222	1.50
Balance outstanding at December 31, 2017	6,084,603	$3.38

All warrants were exercisable at December 31, 2017, the weighted average exercise price per share was $3.38 and the weighted average remaining life was 3.78 years. The warrants outstanding as of December 31, 2017 had no intrinsic value. All warrants issued in 2017 were valued using the Black-Scholes pricing model with a five year life and the following range of input variables: risk free rate 1.84–2.24%; volatility 68%–92% and 0% dividend rate.

2017 Notes Warrants

Between September and December 2017, the Company issued warrants to purchase up to 622,222 shares of common stock to the holders of the 2017 Senior Notes with a $1.50 per share exercise price. The Company incorporated the fair value of the warrants issued of $305,000, valued using the Black-Scholes pricing model into the debt discount recorded for the 2017 Senior Notes as described in Note 9.

Backstop Security Warrants

On April 27, 2017, the Company issued a warrant to purchase 41,000 shares of common stock at an exercise price of $3.00 per share in conjunction with the amendment of the Letter of Credit described in Note 17. The warrant was valued using the Black-Scholes option pricing model at $26,000, which was recorded to deferred financing charges and amortized to expense ratably through the end of March 2018.

Convertible Unsecured Notes Warrants

Under the terms of securities purchase agreement for the Convertible Unsecured Notes, the holders of the Convertible Unsecured Notes were entitled, in the aggregate, to receive additional warrants to purchase up to 62,500 shares of common stock on each of the following dates: November 1, 2016, December 1, 2016, December 31, 2016, and January 30, 2017, in each case only in the event that the Convertible Unsecured Notes are not repaid or converted into an equity transaction prior to each issuance date. The Company issued warrants to purchase 62,500 shares of the Company’s common stock on January 30, 2017, with a five-year term and a $3.00 per share exercise price. The Company recorded the fair value of the warrants, valued using the Black-Scholes pricing model as $73,000 as an additional debt discount which was amortized to interest expense during 2017.

Warrants outstanding as of December 31, 2017 consist of:

	Issue Date	Expiry Date	Number of Warrants	Exercise Price per Share
2013 Services Warrants—July	Jul-13	Jul-18	9,494	$37.50
2013 Services Warrants—August	Aug-13	Aug-18	729	37.50
2013 Services Warrants—November	Nov-13	Nov-18	2,400	50.00
2014 Services Warrants—April(1)	Apr-14	Apr-19	13,657	39.00
2014 Services Warrants—September(2)	Aug-14	Aug-19	16,000	25.00
2014 PIPE Warrants—September(3)	Sept-14	Sept-18	26,500	25.00
2014 Services Warrants—November(4)	Nov-14	Nov-18	6,500	25.00
2014 Settlement Warrants—December(5)	Dec-14	Dec-19	38,464	25.00
2015 Senior Notes Warrants(6)(14)	Apr/May-15	Apr/May-20	219,785	3.00
2015 Services Warrants—May(7)	May-15	May-20	5,514	12.50
2015 LOC Guarantee Warrants—November(8)	Nov-15	Nov-20	74,000	3.00
2015 Debt Amendment Warrants—December(9)(15)	Dec-15	Dec-20	50,000	3.00
2015 PIPE Warrants—December(10)	Dec-15	Dec-20	312,500	4.00
2016 Debt Amendment Warrants—February(11)(15)	Feb-16	Feb-21	50,000	3.00
2016 Debt Amendment Warrants—March(12)(15)	Mar-16	Mar-21	500,000	3.00
2016 Unsecured Debt Warrants (13)	Sep–Dec-16	Sep–Dec-21	312,499	3.00
2016 Senior Notes Warrants	Dec-16	Dec-21	3,720,839	3.00
2017 Convertible Unsecured Notes Warrants	Jan-17	Jan-22	62,500	3.00
2017 Backstop Warrants	Apr-17	Apr-22	41,000	3.00
2017 Senior Notes Warrants	Sep/Nov/Dec 17	Sep/Nov/Dec 22	622,222	1.50
Warrants outstanding and exercisable at December 31, 2017			6,084,603	$3.38

(1)	The 2014 Services Warrants—April were issued for fees incurred in conjunction with the issuance of convertible notes in 2014. The warrants were valued on the issuance date at $11.50 per share in conjunction with the valuation approach used for the initial valuation of the warrants issued in connection with the convertible notes issued in 2014.

(2)	The 2014 Services Warrants—September were issued to a consultant in exchange for advisory services with no readily available fair value. The warrants were originally issued at an exercise price of $39.00 per share and had a one-time price reset provision to the exercise price of the warrants issued to investors in the convertible notes offering in April 2014 if the exercise price of such convertible notes warrants changed prior to September 30, 2014. On September 22, 2014, the exercise price was changed to $25.00 per share. There are no further exercise price changes for this warrant series. The warrants were valued using the Black-Scholes option pricing model at $131,000 on the issuance date with an additional $6,000 recorded to expense on September 22, 2014 to reflect the change in fair value resulting from the exercise price change.

(3)	On September 22, 2014, the Company issued warrants to purchase up to 26,500 shares of common stock with an exercise price of $25.00 per share in conjunction with placement agent services for the Company’s September 2014 private equity placement. The warrants were valued using the Black-Scholes option pricing model at $296,000 on the issuance date.

(4)	On November 26, 2014, the Company issued warrants to purchase up to 6,500 shares of common stock with an exercise price of $25.00 per share for compensation for investor relations services provided. The warrants were valued using the Black-Scholes option pricing model at $43,000 on the issuance date.

(5)	On December 1, 2014, the Company issued warrants to purchase up to 19,232 shares of common stock with an exercise price of $39.00 per share and on December 15, 2014 issued warrants to purchase up to 19,232 shares of common stock with an exercise price of $25.00 per share to settle potential legal disputes resulting from claims made by the investors in the November 2013 private equity placement. The warrants issued on December 1, 2014 were issued concurrent with the issuance of 8,462 shares of the Company’s common stock in partial settlement of the potential legal disputes arising from claims by two investors. The Company settled all remaining potential legal disputes with all of the remaining investors in the November 2013 private placement on December 15, 2014 by issuing the second tranche of warrants and setting the exercise price of each warrant series issued at $25.00 with no further reset provisions. The combined issuance of the warrants and expense resulting from any price changes were valued using the Black-Scholes option pricing model at $246,000 and expensed to general and administrative expense.

(6)	On April 23, 2015, the Company issued warrants to purchase up to 136,267 shares of common stock and on May 7, 2015, the Company issued warrants to purchase up to 83,518 shares of common stock, each with an exercise price of $12.50 per share in conjunction with the 2015 Senior Notes described in Note 9. The warrants were valued using the Black-Scholes option pricing model at $2,139,000 on the issuance date. On August 24, 2016, the exercise price of the warrants was reduced to $4.00 per share. Concurrent with the issuance of the 2016 Senior Notes, the exercise price of the warrants was further reduced to $3.00 per share.

(7)	On May 1, 2015, the Company issued warrants to purchase up to 5,514 shares of common stock with an exercise price of $12.50 per share in conjunction with placement agent services for the Company’s May 2015 private equity placement. The warrants were valued using the Black-Scholes option pricing model at $56,000 on the issuance date.

(8)

On November 2, 2015, the Company issued warrants to purchase up to 74,000 shares of common stock with an exercise price of $15.00 per share in conjunction with the Letter of Credit described in Note 17. The warrants were valued using the Black-Scholes option pricing model at $246,000 on the issuance date. The warrants are exercisable beginning on November 1, 2016. In April, 2017 the exercise price was reduced to $3.00 per share as a term of the amendment to the backstop security agreement amendment described above.

(9)	On December 30, 2015, the Company issued warrants to purchase up to 50,000 shares of common stock with an initial exercise price of $12.50 per share in conjunction with the amendment of the 2015 Senior Notes in December 2015, as described in Note 9 above. On March 31, 2016, concurrent with the issuance of the March 2016 Warrants, the exercise price was reduced to $5.00 per share. On August 24, 2016, the exercise price of the warrants was reduced to $4.00 per share. Concurrent with the issuance of the 2016 Senior Notes, the exercise price of the warrants was further reduced to $3.00 per share.

(10)	On December 31, 2015, the Company issued warrants to purchase up to 312,500 shares of common stock with an initial exercise price of $5.00 per share in conjunction with the December private equity placement (the “December PIPE”). The warrants initially provided that if, prior to the earlier of June 30, 2016 or thirty days after the date on which the December PIPE shares and underlying warrants are registered for resale, the Company issued common share derivative securities at a price per share less than $5.00 per share, the Company was obligated to reduce the exercise price of the December PIPE warrants to a price per share equal to the newly issued shares or derivative common stock securities. This price protection clause expired on June 30, 2016. On August 24, 2016, the warrant agreement was amended to remove all provisions that had previously required derivative liability accounting treatment and the exercise price of the warrants was reduced to $4.00 per share.

(11)	On February 2, 2016, the Company issued warrants to purchase up to 50,000 shares of common stock with an initial exercise price of $12.50 per share in conjunction with the amendment of the 2015 Senior Notes in December 2015, as described in Note 9 above. The warrants were valued using the Black-Scholes option pricing model at $148,000 on the issuance date and were recorded as a derivative liability and additional debt discount. The warrants provided that, in the event that the Company issued additional common stock derivative securities at a price per share less than the exercise price, the Company was obligated to reduce the exercise price of the February 2016 Warrants to a price per share equal to the newly issued shares or derivative common stock securities. On March 31, 2016, concurrent with the issuance of the additional debt amendment warrants, the exercise price was reduced to $5.00 per share. This price protection clause expired on June 30, 2016. On August 24, 2016, the exercise price of the warrants was reduced to $4.00 per share. Concurrent with the issuance of the 2016 Senior Notes, the exercise price of the warrants was further reduced to $3.00 per share.

(12)	On March 31, 2016, the Company issued warrants to purchase up to 500,000 shares of common stock with an initial exercise price of $5.00 per share in conjunction with the amendment of the 2015 Senior Notes in December 2015, as described in Note 9 above. The warrants were valued using the Black-Scholes option pricing model at $1,497,000 on the issuance date and were recorded as a derivative liability and additional debt discount. The warrants provided that, in the event that the Company issued additional common stock derivative securities at a price per share less than the exercise price, the Company was obligated to reduce the exercise price of the March 2016 Warrants to a price per share equal to the newly issued shares or derivative common stock securities. This price protection clause expired on June 30, 2016. On August 24, 2016, the exercise price of the warrants was reduced to $4.00 per share. Concurrent with the issuance of the 2016 Senior Notes, the exercise price of the warrants was further reduced to $3.00 per share.

(13)

On September 1, 2016, the Company issued warrants to purchase up to 124,999 shares of common stock with an initial exercise price of $4.00 per share in conjunction with Unsecured Convertible Notes as described in Note 10 above. The warrants were valued using the Black-Scholes option pricing model at $271,000 on the issuance date and were recorded as additional debt discount. Between November 1, 2016 and December 31, 2016, the Company issued additional warrants to purchase up to 187,500 shares of common stock, as described above. The additional warrants were valued using the Black-Scholes option pricing model at $305,000 and were recorded as additional debt discount. Concurrent with the issuance of the 2016 Senior Notes, the exercise price of the warrants issued on November 1, 2016 was reduced to $3.00 per share. The warrants issued on November 1, 2016 were issued with an initial exercise price of $4.00 and reduced to $3.00 per share. The warrants issued on December 1, 2016, December 31, 2016, and January 29, 2017 were issued with an initial exercise price of $3.00 per share.

(14)	Warrant exercise price was reduced from $12.50 to $4.00 per share on August 24, 2016 and further reduced to $3.00 per share concurrent with the issuance of the 2016 Senior Notes.

(15)	Warrant exercise price was reduced from $5.00 to $4.00 per share on August 24, 2016 and further reduced to $3.00 per share concurrent with the issuance of the 2016 Senior Notes. On August 24, 2016, the warrant agreement was amended to remove all provisions that had previously required derivative liability accounting treatment.

Note 15—Income Taxes

Income tax provision for the year ended December 31, 2017 and the year ended December 31, 2016 consists of the following:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Current income tax expense:
Federal	$—	$—
State	—	3,000
Total	$—	$3,000
Deferred income tax expense:
Federal	—	—
State	—	—
Total	$—	$—
Provision for income taxes	$—	$3,000

Due to net losses, effective tax rate for the periods presented was 0%.

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The valuation allowance increased by $1.3 million from December 31, 2016 to December 31, 2017.

	December 31, 2017	December 31, 2016
Deferred tax assets:
Net operating loss carry-forward	$18,380,000	17,057,000
Valuation allowance	(18,380,000)	(17,057,000)
Net deferred tax assets	$—	$—

A significant component of our deferred tax assets consisted of net operating loss carry-forwards. We have evaluated the available evidence supporting the realization of our deferred tax assets, including the amount and timing of future taxable income, and have determined it is more likely than not that the assets will not be fully realized and a full valuation allowance is necessary as of December 31, 2017 and 2016. As of December 31, 2017, we have federal and state net operating loss carry-forwards of approximately $33.1 million and $32.6 million, respectively, which expire through 2032. The utilization of net operating loss carry-forwards may be subject to limitations under provision of the Internal Revenue Code Section 382 and similar state provisions.

We follow ASC 740 related to accounting for uncertain tax positions, which prescribes a recognition threshold and measurement process for recording in the financial statements, uncertain tax positions taken or expected to be taken in a tax return. Under this provision, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. Tax benefits of an uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained based on technical merits. We did not have any uncertain income tax position as of December 31, 2017 and 2016. Since we have incurred net operating losses in every tax year since inception, all of our income tax returns are subject to examination and adjustments by the IRS for at least three years following the year in which the tax attributes are utilized.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the "Act"). The Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Act reduces the corporate tax rate from a maximum of 35% to a flat 21% rate. The rate reduction is effective on January 1, 2018. As a result of the rate reduction, we have reduced the deferred tax asset balance as of December 31, 2017 by $6.4 million. Due to our full valuation allowance position, there was no net impact on our income tax provision during the year ended December 31, 2017 as the reduction in the deferred tax asset balance was fully offset by a corresponding decrease in the valuation allowance.

In conjunction with the Act, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. We have recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities at December 31, 2017. There was no net impact on our consolidated financial statements as of and for the year ended December 31, 2017 as the corresponding adjustment was made to the valuation allowance. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Act.

Note 16—Related Party Transactions

Between September and December 2017, we sold and issued to 17 accredited investors the 2017 Senior Notes in an aggregate principal amount of approximately $1.6 million and five-year warrants to purchase an aggregate of 622,222 shares of our common stock at an exercise price of $1.50 per share, with aggregate net proceeds to us of approximately $1.4 million (the “2017 Bridge Financing”). The following officers and directors participated in the 2017 Bridge Financing, in which they purchased the number of securities listed adjacent to their name.

Name	Position with Company	Principal Amount of Notes ($)		Number of Shares Underlying Warrants (#)	Aggregate Purchase Price ($)
Domonic J. Carney	Chief Financial Officer	36,111	(1)	14,444	32,500
Mark Owen	Vice President, Business Development	8,333		3,333	7,500
Michael Hammons	Director	5,556		2,222	5,000

(1)	Consists of 2017 Senior Notes in the principal amounts of $27,778 and $8,333 purchased in the name of Charles Schwab & Co Inc. FBO Domonic Carney IRA in September and December 2017, respectively, over which Mr. Carney has investment control and which securities he may be deemed to beneficially own.

In December 2016, we sold and issued to 21 accredited investors the 2016 Senior Notes in an aggregate principal amount of approximately $3.7 million and five-year warrants to purchase an aggregate of 1,498,622 shares of our common stock at an exercise price of $3.00 per share, with aggregate net proceeds to us after a ten percent original issue discount and placement agent fee of approximately $3.0 million (the “December 2016 Financing”). The following officers and directors participated in the December 2016 Financing, in which they purchased the number of securities listed adjacent to their name.

Name	Position with Company	Principal Amount of Notes ($)	Number of Shares Underlying Warrants (#)	Aggregate Purchase Price ($)
Alain J. Castro	Director and Chief Executive Officer	28,000	11,200	25,200
Stephen Markscheid	Director	20,000	8,000	18,000

Note 17—Commitments and Contingencies

We may become a party to litigation in the normal course of business. We accrue for open claims based on our historical experience and available insurance coverage. In the opinion of management, there are no legal matters involving us that would have a material adverse effect upon our financial condition, results of operations or cash flows.

Lease

We lease our office facility and equipment under operating leases, which for the most part, are renewable. The leases also provide that we pay insurance and taxes. Our primary operating lease expired on December 31, 2016 and we extended the lease for a three month period ending March 31, 2017 at a reduced interim rate. We signed a new lease on February 2017 for a separate facility and moved into the new facilities in April 2017.

For the year ended December 31, 2016 and through March 31, 2017, our headquarters were located at 9400 Toledo Way, Irvine, California 92618. The property consisted of a mixed use commercial office, production, and warehouse facility of 32,649 square feet and expired December 31, 2016. We extended the lease at a reduced rate until March 31, 2017. The monthly rent was $26,825 for 2016 and reduced to $15,000 per month for the three months ending March 31, 2017. As of April 1, 2017, our headquarters is located at 8965 Research Drive, Irvine, CA 92618 and consists of a mixed use commercial office of 4,960 square feet. From January through March 2017, our monthly rent was $15,000 for the Toledo Way property holdover and, from April 1, 2017, our monthly rent is $10,168 per month, with annual escalations on April 1, 2018 to $10,473 per month and on April 1, 2019 to $10,787 per month for the Research Drive property. The Toledo Way lease terminated on April 1, 2017 and the Research Drive property lease expires on March 31, 2020. Our rent expense under these leases was $137,000 and $322,000 for the years ended December 31, 2017 and 2016, respectively.

Future minimum rental payments under operating leases that have initial noncancelable lease terms in excess of one year as of December 31, 2017 are as follows:

Year ending December 31, 2018	125,000
Year ending December 31, 2019	129,000
Year ending December 31, 2020	32,000
Total	$286,000

Standby Letter of Credit

Pursuant to the terms of the CLA, the Company was required to provide a backstop security of $2.1 million to secure performance of certain obligations under the CLA (the “BSS”). Effective November 2, 2015, the Company executed that certain Backstop Security Support Agreement (the “Support Agreement”), pursuant to which an investor agreed to provide the Company with financial and other assistance (including the provision of sufficient and adequate collateral) as necessary in order for the Company to obtain a $2.1 million letter of credit acceptable to Dresser-Rand as the BSS and with an expiration date of June 30, 2017 (“Letter of Credit”). If the investor is required to make any payments on the Letter of Credit, subject to the terms of the Intercreditor Agreement (as defined below), the Company must reimburse the investor the full amount of any such payment. Such payment obligation is secured by a pledge of certain collateral of the Company pursuant to a Security Agreement dated November 2, 2015 (“Security Agreement”), and the security interest in favor of and the payment obligations to the investor are subject to the terms of that certain Subordination and Intercreditor Agreement executed concurrently with the Support Agreement and Security Agreement (the “Intercreditor Agreement”) by and among the investor, the Company and the collateral agent pursuant to the Senior Notes.

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

Concurrent with the execution of the amendment to the CMLA in April 2017, we and Dresser-Rand agreed to modify the requirements for our existing backstop security. As modified, we were required to maintain a $500,000 backstop security, reduced from $2.1 million, and the backstop security was extended from June 2017 to March 31, 2018. The letter of credit and the related backstop security were cancelled on April 10, 2018, with an effective date of March 31, 2018, with no claims having been made by Dresser-Rand thereunder.

Note 18—Subsequent Events

On January 25, 2018, the Company and certain investors agreed to further amend and restate the securities purchase agreement under which such investors purchased the 2017 Notes, pursuant to which the Company agreed to issue to certain accredited investors, pursuant to a series of joinder agreements, additional unregistered convertible senior secured promissory notes in aggregate principal amount of approximately $555,556 (the “2018 Notes”) and five-year warrants to purchase an aggregate of 222,219 shares of common stock at an exercise price of $1.50 per share, with aggregate gross proceeds to the Company of $500,000. The closing of the 2018 Notes financing occurred on January 25, 2018.

On March 26, 2018, the Company and certain investors agreed to further amend and restate the securities purchase agreement under which such investors purchased the 2017 Notes and 2018 Notes, pursuant to which the Company agreed to issue to certain accredited investors, pursuant to a series of joinder agreements, additional 2018 Notes in principal amount of approximately $333,335 and five-year warrants to purchase an aggregate of 133,332 shares of common stock at an exercise price of $1.50 per share, with aggregate cash gross proceeds to the Company of approximately $200,000 and cancellation of indebtedness of approximately $100,000, which consists of earned and unpaid salary due to certain employees of the Company who elected to receive payment in the form of 2018 Notes in lieu of cash. The closing of the 2018 Notes financing occurred on March 26, 2018.