Form 10-Q
period 2018-03-31
Ener-Core, Inc.
filed 2018-05-21
CIK 1495536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

8965 Research Drive

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

As of May 12, 2018 there were 4,106,393 shares of the issuer’s common stock outstanding.

ENER-CORE, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

Index to the Financial Statements

Condensed Consolidated Balance Sheets—March 31, 2018 (unaudited) and December 31, 2017	2

Unaudited Condensed Consolidated Statements of Operations—For the Three Months Ended March 31, 2018 and 2017 (unaudited)	3

Unaudited Condensed Consolidated Statements of Cash Flows—For the Three Months Ended March 31, 2018 and 2017 (unaudited)	4

Notes to Unaudited Condensed Consolidated Financial Statements	6

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). It is suggested that the following condensed consolidated financial statements be read in conjunction with the accompanying notes and financial statements and notes thereto in the annual financial statements included in the Annual Report on Form 10-K for Ener-Core, Inc. for the fiscal year ended December 31, 2017, filed with the SEC on April 16, 2018.

Ener-Core, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$106,000	$208,000
Accounts receivable	9,000	14,000
Inventory	3,035,000	3,028,000
Prepaid expenses and other current assets	401,000	333,000
Total current assets	$3,551,000	$3,583,000
Property and equipment, net	2,580,000	2,660,000
Intangibles, net	12,000	13,000
Deposits and other long term assets	32,000	32,000
Total assets	$6,175,000	$6,288,000
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$1,865,000	$1,749,000
Accrued expenses	1,462,000	1,380,000
Deferred revenues and customer advances	4,223,000	5,270,000
Accrued contract loss	454,000	617,000
Convertible unsecured notes payable	1,250,000	1,250,000
Convertible senior secured notes payable, net of discounts	7,835,000	5,994,000
Capital leases payable—short term	11,000	13,000
Total current liabilities	$17,100,000	$16,273,000
Long term liabilities:
Capital lease payable	10,000	12,000
Total liabilities	$17,110,000	$16,285,000
Commitments and contingencies (Note 15)
Stockholders’ deficit:
Preferred stock, $0.0001 par value. Authorized 50,000,000 shares; no shares issued and outstanding at March 31, 2018 and December 31, 2017	$—	$—
Common stock, $0.0001 par value. Authorized 200,000,000 shares; 4,106,393 and 4,081,393 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	42,592,000	42,342,000
Accumulated deficit	(53,527,000)	(52,339,000)
Total stockholders’ deficit	$(10,935,000)	$(9,997,000)
Total liabilities and stockholders’ deficit	$6,175,000	$6,288,000

See accompanying notes to condensed consolidated financial statements.

Ener-Core, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2018	2017

Total revenues	$1,100,000	$—
Total costs of goods sold	—	—
Gross profit	1,100,000	—

Operating expenses:
Selling, general, and administrative	573,000	1,031,000
Research and development	441,000	582,000
Total operating expenses	1,014,000	1,613,000
Operating income (loss)	86,000	(1,613,000)

Other expenses:
Interest expense	(1,274,000)	(1,571,000)
Loss on debt conversion	—	(53,000)
Other expense, net	—	(14,000)
Total other (expenses)	(1,274,000)	(1,638,000)
Loss before provision for income taxes	(1,188,000)	(3,251,000)
Provision for income taxes	—	—
Net loss	$(1,188,000)	$(3,251,000)

Loss per share—basic and diluted	$(0.29)	$(0.85)
Weighted average common shares—basic and diluted	4,088,059	3,844,149

See accompanying notes to condensed consolidated financial statements.

Ener-Core, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,188,000)	$(3,251,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81,000	127,000
Stock-based compensation	94,000	270,000
Loss on debt conversions	—	53,000
Amortization of debt discount and deferred financing fees	1,207,000	1,409,000
Loss on asset disposal	—	14,000
Changes in assets and liabilities:
Accounts and other receivables	—	(44,000)
Prepaid expenses and other current assets	10,000	57,000
Inventory	(170,000)	(162,000)
Deferred revenues	(1,047,000)	46,000
Deposits	—	5,000
Accounts payable and other current liabilities	250,000	189,000
Cash used in operating activities	$(763,000)	$(1,287,000)
Cash flows from investing activities:
Purchases of property and equipment	—	(1,000)
Proceeds from sale of assets	—	11,000
Net cash from investing activities	$—	$10,000

Cash flows from financing activities:
Repayment of capital leases payable	(4,000)	(3,000)
Proceeds from issuance of convertible senior secured notes	665,000	—
Net cash from (used in) financing activities	$661,000	$(3,000)
Decrease in cash and cash equivalents	(102,000)	(1,280,000)
Cash and cash equivalents at beginning of period	208,000	1,310,000
Cash and cash equivalents at end of period	$106,000	$30,000

See accompanying notes to condensed consolidated financial statements.

Ener-Core, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$—	$214,000
Supplemental disclosure of non-cash activities:
Debt discount recorded upon issuance of warrants	$136,000	$73,000
Accrued expenses exchanged for convertible senior secured notes	$135,000	$—
Conversion of convertible senior secured notes into shares of common stock	—	60,000
Shares of common stock issued for prepaid retainer	$20,000	$—

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

Our proprietary and patented Power Oxidation technology is designed to create greater industrial efficiencies by providing the opportunity to convert low-quality organic waste gases generated from industrial processes into usable on-site energy, thereby decreasing both operating costs and significantly reducing environmentally harmful gaseous emissions. We design, develop, license, manufacture and market our Power Oxidizers, which, when bundled with an electricity generating turbine in the 250 kilowatt (“kW”), and 2 megawatt (“MW”) sizes, are called Powerstations. We currently partner and are pursuing partnerships with large established manufacturers to integrate our Power Oxidizer with their gas turbines, with the goal to open substantial new opportunities for our partners to market these modified gas turbines to industries for which traditional power generation technologies previously were not technically feasible. We currently manufacture our Powerstations in the 250 kW size and manufactured the Power Oxidizer for the 2 MW size for the initial two units sold. Going forward, pursuant to the CMLA (as defined below), our 2 MW partner, Dresser-Rand a.s., a subsidiary of Dresser-Rand Group Inc., a Siemens company (“Dresser-Rand”), will manufacture the 2 MW Power Oxidizers under a manufacturing license and will pay us a non-refundable license fee for each unit manufactured by Dresser-Rand.

On November 14, 2014, we entered into a commercial license agreement (“CLA”) with Dresser-Rand, pursuant to which we agreed to jointly develop a Powerstation that consisted of our Power Oxidizer integrated with a Dresser-Rand KG2 turbine rated up to 2 MW of power output. The CLA granted Dresser-Rand the right to market and sell the Dresser-Rand KG2-3GEF 2 MW gas turbine coupled with our Power Oxidizer. In June 2016, we executed a contract manufacturing and commercial licensing agreement (the “CMLA”) with Dresser-Rand, which both companies intended would supersede and replace the CLA. In April 2017, we amended the terms of the CMLA to make the CMLA effective as of January 1, 2017, at which time it superseded and replaced the CLA. The first two systems sold to Dresser-Rand pursuant to the CLA were shipped to a Stockton, California biorefinery site owned by Pacific Ethanol, Inc. in the fourth quarter of 2016 and were operational in January 2018. Due to issues unrelated to the Power Oxidizer performance, full commissioning of these units is expected in the third quarter of 2018. Under the CMLA, moving forward, KG2 manufacturing will transition to Dresser-Rand and each KG2 unit sold will generate for us a non-refundable license fee.

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

In April 2017, we amended the terms of the CMLA to make the CMLA effective as of January 1, 2017, at which time it superseded and replaced the CLA. Pursuant to the amendment, Dresser-Rand paid us $1.2 million in cash in April 2017, which represents advance payments on license fees for KG2/PO units representing less than the required minimum number of licenses which would otherwise be required to maintain their exclusivity under the CMLA. In exchange for this payment, we have agreed to provide a total credit of $1,760,000 against future license payments associated for these KG2/PO units, consisting of a payment credit of $1,200,000 and an additional discount of $560,000. In July 2017, we executed an additional amendment for additional payments of up to $250,000 to be applied against future license payments for a combined payment credit of $2.0 million. We have not, as yet, received a purchase order for any system subject to these license fee advances. As such, we do not consider the $1.45 million of cash advances to be backlog as of May 21, 2018.

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

Through the end of 2015, our product sales were limited to initial system sales that were not profitable and required additional cash in excess of expected cash receipts. In addition, we incurred significant development and administrative expenses in order to develop our products with little or no cash contribution from sales. Beginning in 2016, we began to focus on reduction of our operating costs payable in cash through headcount and overhead cost reductions and saw an increase in cash collections from customers from sales transactions that are expected to be cash flow positive. During 2015, we received no cash from license fees. In 2016, we received $1.1 million of cash from license fees and we received additional license fees in 2017 from the CMLA, including $1.2 million received in the second quarter of 2017 and $250,000 in the third quarter of 2017. We expect to receive additional license payments upon receipt of firm purchase orders for licenses in 2018 along with product sales receipts for 250kW unit sales.

Management’s plan is to obtain capital sufficient to meet our operating expenses by seeking additional equity and/or debt financing. Our cash and cash equivalents balance on March 31, 2018 was approximately $0.1 million. We expect that the $0.1 million of cash and cash equivalents as of March 31, 2018, combined with receipts on customer billings will continue to fund our working capital needs, general corporate purposes, and related obligations into the second quarter of 2018 at our current spending levels. However, we expect to require significantly more cash for working capital and as financial security to support our growth initiatives.

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

The accompanying financial statements have been prepared in accordance with GAAP. In the opinion of management, all adjustments that are necessary for a fair statement of the results for interim periods have been included.

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

Foreign Currency Adjustments

At March 31, 2018 and December 31, 2017, we did not hold any foreign currency asset or liability amounts. Gains and losses resulting from foreign currency transactions are reported as other income in the period they occurred.

Concentrations of Credit Risk

Cash and Cash Equivalents

We maintain our non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation (“FDIC”) provides insurance coverage of up to $250,000. For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to these deposits. At March 31, 2018, we had $0 in excess of the FDIC limit.

We consider all highly liquid investments available for current use with an initial maturity of three months or less and are not restricted to be cash equivalents. We invest our cash in short-term money market accounts.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for international customers are supported by guarantees or letters of credit. For those customers to whom we extend credit, we perform periodic evaluations of them and maintain allowances for potential credit losses as deemed necessary. We generally do not require collateral to secure accounts receivable. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2018 and December 31, 2017, two customers accounted for 100% of our accounts receivable.

Accounts Payable

As of March 31, 2018 and December 31, 2017, five vendors collectively accounted for approximately 54% and 53% of our total accounts payable, respectively.

Inventory

Inventory, which consists of raw materials and work-in-progress, is stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method. At each balance sheet date, we evaluate our ending inventory for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. At March 31, 2018 and December 31, 2017, we did not have a reserve for slow-moving or obsolete inventory.

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

Accrued Warranties

Accrued warranties represent the estimated costs that will be incurred during the warranty period of our products. We make an estimate of expected costs that will be incurred by us during the warranty period and charge that expense to the condensed consolidated statement of operations at the date of sale. We also reevaluate the estimate at each balance sheet date and if the estimate is changed, the effect is reflected in the condensed consolidated statement of operations. We had no warranty accrual at December 31, 2017 or March 31, 2018. We expect that most terms for future warranties of our Powerstations and Oxidizers will be one to two years depending on the warranties provided and the products sold. Accrued warranties for expected expenditures within one year are classified as current liabilities and as non-current liabilities for expected expenditures for time periods beyond one year.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Intangible Assets

Our intangible assets represent intellectual property acquired during the reverse merger. We amortize our intangible assets with finite lives over their estimated useful lives.

Impairment of Long-Lived Assets

We account for our long-lived assets in accordance with the accounting standards which require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical carrying value of an asset may no longer be appropriate. We consider the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of March 31, 2018 and December 31, 2017, we do not believe there have been any impairments of our long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products will continue, which could result in impairment of long-lived assets in the future.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and capital lease liabilities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2018 and December 31, 2017. The carrying amounts of short-term financial instruments are reasonable estimates of their fair values due to their short-term nature or proximity to market rates for similar items.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (Topic 606) “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605). Topic 606 requires entities to recognize revenue when control of the promised goods or services is transferred to customers. The amount of revenue recognized must reflect the consideration the entity expects to be entitled to receive in exchange for those goods or services. We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. See Note 13 for further details.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs were $441,000 and $582,000 for the three months ended March 31, 2018 and 2017, respectively.

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

Income Taxes

We account for income taxes under FASB Accounting Standards Codification (“ASC”) 740 “Income Taxes.” Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that we will not realize tax assets through future operations.

Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock assumed to be outstanding during the period of computation.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares had been issued and if the additional shares of common stock were dilutive.  Approximately 12.2 million and 9.8 million shares of common stock issuable upon full exercise of all options and warrants at March 31, 2018 and 2017, respectively, and all shares potentially issuable in the future under the terms of the convertible senior secured notes payable were excluded from the computation of diluted loss per share due to the anti-dilutive effect on the net loss per share.

All share and per share amounts in the table below have been adjusted to reflect the 1-for-50 reverse split of our issued and outstanding common stock on July 8, 2015, retroactively.

	Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited)

Net loss	$(1,188,000)	$(3,251,000)
Weighted average number of shares of common stock outstanding:
Basic and diluted	4,088,059	3,844,149
Net loss attributable to common stockholders per share:
Basic and diluted	$(0.29)	$(0.85)

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

In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition, Revenue from Contracts with Customers, Leases. The ASU adds SEC paragraphs to the new revenue and leases sections of the ASC on the announcement the SEC Observer made at the July 20, 2017 meeting of the Emerging Issues Task Force. The SEC Observer said that the SEC staff would not object if entities that are considered public business entities only because their financial statements or financial information is required to be included in another entity’s SEC filing use the effective dates for private companies when they adopt ASC 606, Revenue from Contracts with Customers, and ASC 842, Leases. This would include entities whose financial statements are included in another entity’s SEC filing because they are significant acquirees under Rule 3-05 of Regulation S-X, significant equity method investees under Rule 3-09 of Regulation S-X and equity method investees whose summarized financial information is included in a registrant’s financial statement notes under Rule 4-08(g) of Regulation S-X. We are currently evaluating the impact of adopting this guidance.

Note 3—Inventory

Inventory primarily consists of Powerstation parts used as raw materials for the Company’s EC250 and KG2 orders. Work-in-progress inventory consists of Powerstation parts and employee and contract labor assembly costs for Powerstation sub-assemblies. Sub-assemblies and parts are typically shipped to end customer locations and assembled on-site. Completed Powerstations awaiting final installation and commissioning would be carried as finished goods. There was no finished goods inventory at either March 31, 2018 or December 31, 2017. Inventories consist of:

	March 31, 2018	December 31, 2017
Raw material and spare parts	$942,000	$953,000
Work-in-progress	2,093,000	2,075,000
Total	$3,035,000	$3,028,000

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Note 4—Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2018 (unaudited)	December 31, 2017
Prepaid rent	$—	$10,000
Prepaid offering costs	303,000	194,000
Prepaid insurance	17,000	19,000
Prepaid other	61,000	63,000
Prepaid professional fees	20,000	32,000
Current portion—deferred financing fees for letter of credit	—	15,000
Total	$401,000	$333,000

Note 5—Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31, 2018 (unaudited)	December 31, 2017
Machinery and equipment	$4,225,000	$4,225,000
Office furniture and fixtures	49,000	49,000
Computer equipment and software	202,000	202,000
Total cost	4,476,000	4,476,000
Less accumulated depreciation	(1,896,000)	(1,816,000)
Net	$2,580,000	$2,660,000

Assets recorded under capital leases and included in property and equipment in our balance sheets consist of the following:

	March 31, 2018 (unaudited)	December 31, 2017
Machinery and equipment	$27,000	$27,000
Computer equipment and software	25,000	39,000
Total assets under capital lease	52,000	66,000
Less accumulated amortization	(31,000)	(41,000)
Net assets under capital lease	$21,000	$25,000

Depreciation expense for the three months ended March 31, 2018 and 2017 consisted of the following:

	Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited)
Research and development	$77,000	$100,000
General and administrative	3,000	27,000
	$80,000	$127,000

Amortization of assets under capital lease was $3,000 and $3,000 for the three months ended March 31, 2018 and 2017, respectively.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Note 6—Accrued Expenses

Accrued expenses consisted of the following;

	March 31, 2018 (unaudited)	December 31, 2017

Accrued professional fees	$186,000	$155,000
Accrued payroll and related expenses	591,000	648,000
Accrued board of directors’ fees	450,000	390,000
Accrued interest	170,000	138,000
Accrued other	65,000	49,000
Total accrued expenses	$1,462,000	$1,380,000

Note 7—Deferred Revenues and Customer Advances

Deferred revenues and customer advances consist of balances billed on existing customer contracts for which the revenue cycle is not complete. Customer advances on equipment sales represent down payments and progress payments under the terms and conditions of equipment sales of our Power Oxidizer and Powerstation units or spare parts for those units. Prepaid license fees represent payments of license fees by Dresser-Rand that we received in 2017 but for which the underlying unit sales had not been completed. Deferred revenues and customer advances consisted of the following:

	March 31, 2018 (unaudited)	December 31, 2017

Customer advances on equipment sales	$2,773,000	$2,720,000
Prepaid license fees	1,450,000	2,550,000
Total deferred revenues and customer advances	$4,223,000	$5,270,000

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Note 8—Convertible Senior Notes Payable

Convertible Senior Notes payable consisted of the following as of March 31, 2018:

	Principal	Debt Discount	Offering Costs	Net Total
Balance, December 31, 2017	$10,687,000	(4,448,000)	(245,000)	5,994,000
Amortization of debt discount and offering costs	—	1,142,000	65,000	1,207,000
2018 convertible senior secured notes issuance	889,000	(225,000)	(30,000)	634,000
Balance, March 31, 2018	11,576,000	(3,531,000)	(210,000)	7,835,000
Less: current portion	(11,576,000)	3,531,000	210,000	(7,835,000)
Long term portion	$—	$—	$—	$—

On January 25, 2018, the Company and certain investors agreed to further amend and restate the securities purchase agreement under which such investors purchased unregistered convertible senior secured promissory notes in September, November and December 2017 in aggregate principal amount of approximately $1,555,556 (the “2017 Senior Notes”), pursuant to which the Company agreed to issue to certain accredited investors, pursuant to a series of joinder agreements, additional unregistered convertible senior secured promissory notes in aggregate principal amount of approximately $555,556 (the “2018 Senior Notes”) and five-year warrants to purchase an aggregate of 222,219 shares of common stock at an exercise price of $1.50 per share, with aggregate gross proceeds to the Company of $465,000 and cancellation of indebtedness of $35,000. The closing of the first 2018 Senior Notes financing occurred on January 25, 2018.

On March 26, 2018, the Company and certain investors agreed to further amend and restate the securities purchase agreement under which such investors purchased the 2017 Senior Notes and 2018 Senior Notes, pursuant to which the Company agreed to issue to certain accredited investors, pursuant to a series of joinder agreements, additional 2018 Senior Notes in principal amount of approximately $333,335 and five-year warrants to purchase an aggregate of 133,332 shares of common stock at an exercise price of $1.50 per share, with aggregate cash gross proceeds to the Company of approximately $200,000 and cancellation of indebtedness of approximately $100,000, which consists of earned and unpaid salary due to certain employees of the Company who elected to receive payment in the form of 2018 Senior Notes in lieu of cash. The closing of the second 2018 Senior Notes financing occurred on March 26, 2018.

We incurred $30,000 of offering costs in conjunction with the issuance and sale of the 2018 Senior Notes consisting of legal and professional fees. We will amortize the offering costs to interest expense over the expected remaining life of the 2018 Senior Notes.

The Company refers to the 2018 Senior Notes, the 2017 Senior Notes, the convertible senior secured promissory notes in the fourth quarter of 2016 (the “2016 Senior Notes”) and the amended and restated convertible senior secured promissory notes originally issued in April and May 2015 (the “2015 Senior Notes”), collectively, as the “Senior Notes”. The Senior Notes are fully secured by all assets of the Company and the Company’s subsidiaries.

Upon an Event of Default, the Senior Notes will bear interest at a rate of 10% per annum. The Senior Notes will mature on December 31, 2018 and rank senior to the convertible unsecured notes issued in September 2016 (the “Convertible Unsecured Notes”). The Senior Notes are convertible at the option of the holder into the Company’s common stock at an exercise price of $2.50 (as subject to adjustment therein) and will automatically convert into shares of the Company’s common stock on the fifth trading day immediately following the issuance date of the Senior Notes on which (i) the Weighted Average Price (as defined in the Senior Notes) of the Company’s common stock for each trading day during a twenty trading day period equals or exceeds $5.00 (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction) and no Equity Conditions Failure (as defined in the Senior Notes) has occurred. The Senior Notes also contain a blocker provision that prevents the Company from effecting a conversion in the event that the holder, together with certain affiliated parties, would beneficially own in excess of either 4.99% or 9.99%, with such threshold determined by the holder prior to issuance, of the shares of the Company’s common stock outstanding immediately after giving effect to such conversion.

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

In connection with foregoing, Ener-Core Power, Inc., the Company’s wholly-owned subsidiary, entered into a Guaranty, pursuant to which it agreed to guarantee all of the obligations of the Company under the securities purchase agreements for the Senior Notes and the Transaction Documents.

Note 9—Convertible Unsecured Notes

Convertible Unsecured Notes payable consisted of the following:

	Notes	Debt Discount	Offering Costs	Net Total
Balance at December 31, 2017 and March 31, 2018	$1,250,000	$—	$—	$1,250,000

Less: current portion	$(1,250,000)	$—	$—	$(1,250,000)
Long term portion	$—	$—	$—	$—

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

The Convertible Unsecured Notes bear interest at a rate of 12% per annum and were scheduled to mature on September 1, 2017; provided, however, that the Company may not prepay any portion of the outstanding principal and accrued and unpaid interest under the Convertible Unsecured Notes so long as any of the Senior Notes remain outstanding and in no event will the maturity date of such Convertible Unsecured Notes be earlier than at least ninety-one (91) days after the maturity date under the Senior Notes. As of March 31, 2018, the Convertible Unsecured Notes remain outstanding. The Convertible Unsecured Notes are subordinate to the Senior Notes described in Note 8. The Convertible Unsecured Notes were initially convertible at the option of the holder into common stock at a conversion price of $4.31 per share and will automatically convert into shares of common stock in the event of a conversion of at least 50% of the then outstanding (i) principal, (ii) accrued and unpaid interest with respect to such principal and (iii) accrued and unpaid late charges, if any, with respect to such principal and interest, under the Senior Notes. In connection with the issuance of the 2016 Senior Notes and amendment and restatement of the 2015 Senior Notes, the conversion price was reduced to $2.50 per share. The Convertible Unsecured Notes also contain a blocker provision that prevents the Company from effecting a conversion in the event that the holder, together with certain affiliated parties, would beneficially own in excess of 9.99% of the shares of common stock outstanding immediately after giving effect to such conversion. At any time after the issuance date of the Convertible Unsecured Notes, the Company may, at its option, redeem all or any portion of the then outstanding principal and accrued and unpaid interest with respect to such principal (the “Company Optional Redemption Amount”), at 100% of such aggregate amount; provided, however, that the Company may not redeem all or any portion of the Company Optional Redemption Amount so long as any of the Senior Notes remain outstanding without the prior written consent of the collateral agent with respect to such Senior Notes and certain investors holding the requisite number of conversion shares and warrant shares underlying the Senior Notes and related warrants.

The securities purchase agreement for the Convertible Unsecured Notes called for the issuance of additional five-year warrants to purchase an aggregate of 62,500 shares at an exercise price of $4.00 per share on each of the 61st, 91st, 121st and 151st days after the closing of the September 2016 Financing (in each case, an “Additional Warrant Date”), but only in the event the Company had not consummated a further financing consisting of the issuance of common stock and warrants for aggregate gross proceeds of at least $3,000,000 prior to such respective Additional Warrant Date. As of January 30, 2017, the Company had not consummated a further financing and, as a result, issued warrants to purchase an aggregate of 250,000 shares of the Company’s common stock, consisting of the issuance of an aggregate of 62,500 shares of the Company’s common stock on each of November 1, 2016, December 1, 2016, December 31, 2016 and January 30, 2017. The Company valued the warrants to purchase an aggregate of 62,500 shares of common stock issued in the first quarter of 2017 using the Black-Scholes option pricing model at $73,000 and recorded an additional discount on the date of issuance. The Company evaluated the accounting of the additional detachable warrants and determined that the warrants should not be accounted for as derivative liabilities.

Note 10—Capital Leases Payable

Capital Leases Payable

Capital leases payable consisted of the following:

	March 31, 2018 (unaudited)	December 31, 2017

Capital lease payable to De Lage Landen secured by forklift, 10.0% interest, due on October 1, 2018, monthly payment of $452	$4,000	$5,000
Capital lease payable to Dell Computers secured by computer equipment, 4.99% interest, due on May 1, 2020, monthly payment of $716	17,000	20,000
Total capital leases	$21,000	$25,000
Less: current portion	(11,000)	(13,000)
Long term portion of capital leases	$10,000	$12,000

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of March 31, 2018, are as follows:

	12 Months Ending March 31,	Amount
	2018	$11,000
	2019	8,000
	2020	3,000
Net minimum lease payments		$22,000
Less: amount representing interest		(1,000)
Present value of net minimum lease payments		$21,000
Less: current maturities of capital lease payables		(11,000)
Long term capital lease payables		$10,000

Note 11—Equity

During the three months ended March 31, 2018, the Company issued 25,000 shares of common stock in exchange for services valued at $20,000.

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

Restricted stock activities during the three months ended March 31, 2018 were as follows:

		Weighted
		Average
		Grant
	Shares	Price
Balance, December 31, 2017	210,000	$1.55
Granted	—	$—
Vested	(113,750)	$—
Unvested balance, March 31, 2018	96,250	$1.55

Expenses related to vesting of restricted stock are included in stock-based compensation expense. The remaining unvested shares of restricted stock vest 50% per year on March 31, 2019 and 2020.

Note 12—Stock Options and Warrants

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

On July 15, 2015, the Company’s board of directors approved the 2015 Omnibus Incentive Plan (the “2015 Plan”), which was approved by the Company’s stockholders on August 28, 2015. Upon adoption, the 2015 Plan authorized us to grant up to 300,000 shares of the Company’s common stock and replaced the 2013 Equity Incentive Plan. As a result of the approval of the 2015 Plan, no additional grants will be made under the 2013 Plan. On August 22, 2016, the Company’s board of directors approved an amendment to the 2015 Plan to increase the total authorized pool available under the 2015 Plan to 600,000 shares of the Company’s common stock, subject to automatic increase for any shares subject to outstanding awards under the 2013 Plan that are subsequently canceled or expire. The Company’s stockholders approved the foregoing amendment on September 26, 2016. As of March 31, 2018, the Company had issued 210,000 shares of common stock and options to purchase an aggregate of 444,000 shares of common stock under the 2015 Plan.

The 2015 Plan permits the granting of any or all of the following types of awards: incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards, and performance awards payable in a combination of cash and company shares. As of March 31, 2018, 85,857 shares of the Company’s common stock were available for issuance under the 2015 Plan.

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

At March 31, 2018, total unrecognized deferred stock compensation expected to be recognized over the remaining weighted average vesting periods of 1.94 years for outstanding grants was $0.7 million.

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

Stock-based award activity was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Balance, December 31, 2017	668,607	$6.21	7.38	$—
Forfeited or granted during 2018	—	—	—	—
Balance, March 31, 2018	668,607	$6.21	7.12	$—
Exercisable on March 31, 2018	434,497	$7.98	6.24	$—

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

The options granted have a contract term ranging between three and ten years. Options granted typically vest over a four-year period, with 25% vesting after one year and the remainder ratably over the remaining three years.

Of the Company’s outstanding options, options to purchase 224,314 shares of the Company’s common stock were outstanding and options to purchase 208,553 shares of the Company’s common stock were exercisable under the 2013 Plan and options to purchase 444,293 shares of the Company’s common stock were outstanding with 225,944 exercisable under the 2015 Plan on March 31, 2018.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2018:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	of	Contractual	Exercise	of	Exercise
Exercise Prices	Shares	Life	Price	Shares	Price
		(In years)
$0–$10.00	529,748	8.21	$3.35	298,668	$3.77
$10.01–$15.00	28,300	5.70	$12.50	25,270	$12.50
$15.01–$20.00	94,845	2.08	$17.50	94,845	$17.50
$20.01–$25.00	15,714	3.32	$23.24	15,714	$23.24
	668,607	7.12	$6.21	434,497	$7.98

Stock-based compensation expense consisted of the following:

	Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited)

Research and development	$51,000	$169,000
General and administrative	43,000	101,000
	$94,000	$270,000

Warrants

From time to time, we issue warrants to purchase shares of our common stock to investors, note holders and to non-employees for services rendered or to be rendered in the future. The following table represents the activity for warrants outstanding, exchanged, and issued for the three months ended March 31, 2018.

		Weighted
	Number	Average
	of	Exercise
	Shares	Price
Balance outstanding at December 31, 2017	6,084,603	$3.38
Issued for 2018 Senior Notes	355,551	1.50
Balance outstanding at March 31, 2018	6,440,154	$3.28

All warrants were exercisable at March 31, 2018, the weighted average exercise price per share was $3.28 and the weighted average remaining life was 3.6 years. The warrants outstanding as of March 31, 2018 had no intrinsic value.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

2018 Senior Notes Warrants

Between January and March 2018, the Company issued warrants to purchase up to an aggregate of 355,551 shares of common stock to the holders of the 2018 Senior Notes with an exercise price of $1.50 per share. The Company incorporated the fair value of the warrants issued of $135,000, valued using the Black-Scholes pricing model, into the debt discount recorded for the 2018 Senior Notes, as described in Note 8.

Warrants outstanding as of March 31, 2018 consist of:

	Issue Date	Expiry Date	Number of Warrants	Exercise Price per Share
2013 Services Warrants—July	Jul-13	Jul-18	9,494	$37.50
2013 Services Warrants—August	Aug-13	Aug-18	729	37.50
2013 Services Warrants—November	Nov-13	Nov-18	2,400	50.00
2014 Services Warrants—April(1)	Apr-14	Apr-19	13,657	39.00
2014 Services Warrants—September(2)	Aug-14	Aug-19	16,000	25.00
2014 PIPE Warrants—September(3)	Sept-14	Sept-18	26,500	25.00
2014 Services Warrants—November(4)	Nov-14	Nov-18	6,500	25.00
2014 Settlement Warrants—December(5)	Dec-14	Dec-19	38,464	25.00
2015 Senior Notes Warrants(6)(14)	Apr/May-15	Apr/May-20	219,785	3.00
2015 Services Warrants—May(7)	May-15	May-20	5,514	12.50
2015 LOC Guarantee Warrants—November(8)	Nov-15	Nov-20	74,000	3.00
2015 Debt Amendment Warrants—December(9)(15)	Dec-15	Dec-20	50,000	3.00
2015 PIPE Warrants—December(10)	Dec-15	Dec-20	312,500	4.00
2016 Debt Amendment Warrants—February(11)(15)	Feb-16	Feb-21	50,000	3.00
2016 Debt Amendment Warrants—March(12)(15)	Mar-16	Mar-21	500,000	3.00
2016 Convertible Unsecured Notes Warrants (13)	Sep–Dec-16	Sep–Dec-21	312,499	3.00
2016 Senior Notes Warrants	Dec-16	Dec-21	3,720,839	3.00
2017 Convertible Unsecured Notes Warrants (13)	Jan-17	Jan-22	62,500	3.00
2017 Backstop Warrants	Apr-17	Apr-22	41,000	3.00
2017 Senior Notes Warrants	Sep/Nov/Dec-17	Sep/Nov/Dec-22	622,222	1.50
2018 Senior Notes Warrants	Jan/Mar-18	Jan/Mar-23	355,551	1.50
Warrants outstanding and exercisable at March 31, 2018			6,440,154	$3.28

(1)	The 2014 Services Warrants—April were issued for fees incurred in conjunction with the issuance of convertible notes in 2014. The warrants were valued on the issuance date at $11.50 per share in conjunction with the valuation approach used for the initial valuation of the warrants issued in connection with the convertible notes issued in 2014.

(2)	The 2014 Services Warrants—September were issued to a consultant in exchange for advisory services with no readily available fair value. The warrants were originally issued at an exercise price of $39.00 per share and had a one-time price reset provision to the exercise price of the warrants issued to investors in the convertible notes offering in April 2014 if the exercise price of such convertible notes warrants changed prior to September 30, 2014. On September 22, 2014, the exercise price was changed to $25.00 per share. There are no further exercise price changes for this warrant series. The warrants were valued using the Black-Scholes option pricing model at $131,000 on the issuance date with an additional $6,000 recorded to expense on September 22, 2014 to reflect the change in fair value resulting from the exercise price change.

(3)	On September 22, 2014, the Company issued warrants to purchase up to 26,500 shares of common stock with an exercise price of $25.00 per share in conjunction with placement agent services for the Company’s September 2014 private equity placement. The warrants were valued using the Black-Scholes option pricing model at $296,000 on the issuance date.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

(4)	On November 26, 2014, the Company issued warrants to purchase up to 6,500 shares of common stock with an exercise price of $25.00 per share for compensation for investor relations services provided. The warrants were valued using the Black-Scholes option pricing model at $43,000 on the issuance date.

(5)	On December 1, 2014, the Company issued warrants to purchase up to 19,232 shares of common stock with an exercise price of $39.00 per share and on December 15, 2014 issued warrants to purchase up to 19,232 shares of common stock with an exercise price of $25.00 per share to settle potential legal disputes resulting from claims made by the investors in the November 2013 private equity placement. The warrants issued on December 1, 2014 were issued concurrent with the issuance of 8,462 shares of the Company’s common stock in partial settlement of the potential legal disputes arising from claims by two investors. The Company settled all remaining potential legal disputes with all of the remaining investors in the November 2013 private placement on December 15, 2014 by issuing the second tranche of warrants and setting the exercise price of each warrant series issued at $25.00 with no further reset provisions. The combined issuance of the warrants and expense resulting from any price changes were valued using the Black-Scholes option pricing model at $246,000 and expensed to general and administrative expense.

(6)	On April 23, 2015, the Company issued warrants to purchase up to 136,267 shares of common stock and on May 7, 2015, the Company issued warrants to purchase up to 83,518 shares of common stock, each with an exercise price of $12.50 per share in conjunction with the issuance of the 2015 Senior Notes. The warrants were valued using the Black-Scholes option pricing model at $2,139,000 on the issuance date. On August 24, 2016, the exercise price of the warrants was reduced to $4.00 per share. Concurrent with the issuance of the 2016 Senior Notes, the exercise price of the warrants was further reduced to $3.00 per share.

(7)	On May 1, 2015, the Company issued warrants to purchase up to 5,514 shares of common stock with an exercise price of $12.50 per share in conjunction with placement agent services for the Company’s May 2015 private equity placement. The warrants were valued using the Black-Scholes option pricing model at $56,000 on the issuance date.

(8)	On November 2, 2015, the Company issued warrants to purchase up to 74,000 shares of common stock with an exercise price of $15.00 per share in conjunction with the Letter of Credit described in Note 15. The warrants were valued using the Black-Scholes option pricing model at $246,000 on the issuance date. The warrants are exercisable beginning on November 1, 2016. On April 2017, the exercise price was reduced to $3.00 per share as a term of an amendment to the backstop security.

(9)	On December 30, 2015, the Company issued warrants to purchase up to 50,000 shares of common stock with an initial exercise price of $12.50 per share in conjunction with an amendment of the 2015 Senior Notes in December 2015. On March 31, 2016, concurrent with the issuance of the March 2016 Warrants, the exercise price was reduced to $5.00 per share. On August 24, 2016, the exercise price of the warrants was reduced to $4.00 per share. Concurrent with the issuance of the 2016 Senior Notes, the exercise price of the warrants was further reduced to $3.00 per share.

(10)	On December 31, 2015, the Company issued warrants to purchase up to 312,500 shares of common stock with an initial exercise price of $5.00 per share in conjunction with the December private equity placement (the “December PIPE”). The warrants initially provided that if, prior to the earlier of June 30, 2016 or thirty days after the date on which the December PIPE shares and underlying warrants are registered for resale, the Company issued common share derivative securities at a price per share less than $5.00 per share, the Company was obligated to reduce the exercise price of the December PIPE warrants to a price per share equal to the newly issued shares or derivative common stock securities. This price protection clause expired on June 30, 2016. On August 24, 2016, the exercise price of the warrants was reduced to $4.00 per share.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

(11)	On February 2, 2016, the Company issued warrants to purchase up to 50,000 shares of common stock with an initial exercise price of $12.50 per share in conjunction with an amendment of the 2015 Senior Notes in December 2015. The warrants were valued using the Black-Scholes option pricing model at $148,000 on the issuance date and were recorded as a derivative liability and additional debt discount. The warrants provided that, in the event that the Company issued additional common stock derivative securities at a price per share less than the exercise price, the Company was obligated to reduce the exercise price of the February 2016 Warrants to a price per share equal to the newly issued shares or derivative common stock securities. On March 31, 2016, concurrent with the issuance of the additional debt amendment warrants, the exercise price was reduced to $5.00 per share. This price protection clause expired on June 30, 2016. On August 24, 2016, the exercise price of the warrants was reduced to $4.00 per share. Concurrent with the issuance of the 2016 Senior Notes, the exercise price of the warrants was further reduced to $3.00 per share.

(12)	On March 31, 2016, the Company issued warrants to purchase up to 500,000 shares of common stock with an initial exercise price of $5.00 per share in conjunction with an amendment of the 2015 Senior Notes in December 2015. The warrants were valued using the Black-Scholes option pricing model at $1,497,000 on the issuance date and were recorded as a derivative liability and additional debt discount. The warrants provided that, in the event that the Company issued additional common stock derivative securities at a price per share less than the exercise price, the Company was obligated to reduce the exercise price of the March 2016 Warrants to a price per share equal to the newly issued shares or derivative common stock securities. This price protection clause expired on June 30, 2016. On August 24, 2016, the exercise price of the warrants was reduced to $4.00 per share. Concurrent with the issuance of the 2016 Senior Notes, the exercise price of the warrants was further reduced to $3.00 per share.

(13)	On September 1, 2016, the Company issued warrants to purchase up to 124,999 shares of common stock with an initial exercise price of $4.00 per share in conjunction with Unsecured Convertible Notes as described in Note 8 above. The warrants were valued using the Black-Scholes option pricing model at $271,000 on the issuance date and were recorded as additional debt discount. Between November 1, 2016 and December 31, 2016, the Company issued additional warrants to purchase up to 187,500 shares of common stock, as described above. The additional warrants were valued using the Black-Scholes option pricing model at $305,000 and were recorded as additional debt discount. Concurrent with the issuance of the 2016 Senior Notes, the exercise price of the warrants issued on November 1, 2016 was reduced to $3.00 per share. The warrants issued on December 1, 2016, December 31, 2016, and January 30, 2017 were issued with an initial exercise price of $3.00 per share. On January 30, 2017 the Company issued warrants to purchase up to 62,500 shares of common stock with an exercise price of $3.00 per share

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

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Note 13—Revenue

On January 1, 2018, we adopted Topic 606. We elected to use the modified retrospective approach for contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented in accordance with Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting method under Topic 605. As a result of applying the new standard, there were no changes to any financial statement line item.

Performance Obligations

Our performance obligations include delivery of product, installation of product, and servicing of product as well as technology transfer licensing and royalty-based licensing for subsequent sales of units under license. We recognize product revenue performance obligations when the product is delivered to the customer and commissioned for use by the customer. Upon commissioning and at that point in time, the control of the product is transferred to the customer. We recognize technology transfer licensing upon successful integration of the technology into usable products. Our royalty-based licenses are calculated as a percentage of the value of the units sold under license. We recognize royalty-based licensing upon subsequent unit orders, represented by purchase orders from our licensing partners with specified unit values. We expect to satisfy our current and future performance obligations within a few months of entering into the contract. Depending on the size of the project, the performance obligations could be satisfied sooner or later.

Our customers have a limited right to return our products which is not expected to be material and would further result in cancellation penalties. We provide a warranty on some of our products ranging from nine months to one year, depending on the contract with an option to purchase extended warranties. The amount accrued for expected returns and warranty claims was immaterial as of March 31, 2018.

Contract Balances

All of the current contracts are expected to be completed within one year. We have elected to use the practical expedient in 340-40-25-4 (regarding the incremental costs of obtaining a contract) for costs related to contracts that are estimated to be complete within one year and as a result, we have not recognized a contract asset account. If we had chosen not to use this practical expedient, we would not expect a material difference in the contract balances. For our product sales where amounts received or expected to be received are less than the expected costs of a contract, we record contract loss provisions and contract loss liabilities. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimate of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. As of March 31, 2018 and December 31, 2017, we had provisions for contract losses of $454,000 and $617,000, respectively.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Licensing Arrangements

Patent and technology licensing arrangements result in fixed payments received over time, with guaranteed minimum payments on occasion, variable payments calculated based on the licensee’s sale or use of the intellectual property (“IP”), or a mix of fixed and variable payments.

Under our existing licensing arrangements, Dresser-Rand has a worldwide perpetual license (the “License”) to manufacture, market, commercialize and sell Power Oxidizers as part of a Dresser-Rand KG2-3GEF 2 MW gas turbine coupled with our Power Oxidizer (a “Combined System”) within the 1 MW to 4 MW range of power capacity. Initially, the License will be exclusive within this power capacity range, for so long as Dresser-Rand sells a minimum number of units of the Combined System in each annual sales threshold (the “Sales Threshold”), subject to certain conditions and exceptions. If Dresser-Rand does not meet either the initial or any subsequent annual Sales Thresholds, and the Sales Threshold is not otherwise waived, Dresser-Rand may maintain exclusivity of the License by making a true-up payment to us for each unit that is in deficit of the Sales Threshold (a “True-Up Payment”); provided, however, that Dresser-Rand may not maintain an exclusive License by making a True-Up Payment for more than two consecutive Sales Threshold periods. In the event Dresser-Rand does not meet the Sales Threshold, does not qualify for a waiver and elects not to make the True-Up Payment, the License will convert to a non-exclusive License.

●	For fixed-fee arrangements, consisting of the initial licensing fee to facilitate the integration of the technology into a Combined System, the Company recognizes revenue upon control over the underlying IP use right transferring to the licensee and for the initial license, where the initial commercial units are deemed to be operational in order to verify technological feasibility. Where a licensee has the contractual right to terminate a fixed-fee arrangement for convenience without any substantive penalty payable upon such termination, the Company applies the guidance in Topic 606 to the duration of the contract in which the parties have present enforceable rights and obligations and only recognizes revenue for amounts that are due and payable. To date, all fixed-fee arrangements have been paid in full prior to revenue recognition.

●	For variable arrangements, the Company recognizes revenue based on the licensee’s sale or usage of the IP during the period of reference, represented by receipt of purchase orders from the licensee representing use of the IP. To date, amounts received under variable arrangements have been recorded as deferred revenues since the licensee has not provided purchase orders for Combined Systems utilizing IP for the variable arrangement component of the licensing arrangement.

These arrangements do not typically grant the licensee the right to terminate for convenience and where such rights exist, termination is prospective, with no refund of fees already paid by the licensee.

The Company’s per-unit royalty agreement contains a provision which sets forth minimum amounts to be received by the Company in order for Dresser-Rand to maintain exclusivity of its License as a True-Up Payment. Under ASC 606, we would consider any such True-Up Payments as minimum royalties at a fixed transaction price to which the Company will have an unconditional right once all other performance obligations, if any, are satisfied. Therefore, if the Company receives any True-Up Payments for exclusivity in the future, such receipts would be recorded as revenues in the period in which all remaining revenue recognition criteria have been met.

Significant Judgments

For license or royalty based revenue contracts, we invoice the customer when the performance obligation is satisfied and payment is due. For our royalty-based contract with Dresser-Rand, we invoice 50% of the order upon license order placement and the second 50% on the earlier of subsequent unit delivery or 12 months, whichever occurs first. For our products sold under contract, terms such as progress billings or longer terms are agreed to on a case-by-case basis. We do not have significant financing components, non-cash consideration, or variable consideration except that our royalty-based unit licenses vary by the value of the unit sold, which is established at order placement. As of March 31, 2018, we had $4.2 million allocated to performance obligations that were unsatisfied and we expect those obligations to be satisfied within one year.

Disaggregation of Revenue

All revenue recognized in the condensed consolidated statement of operations is considered to be revenue from contracts with customers. For the three months ended March 31, 2018, all revenues were associated with technology transfer licenses under fixed-fee arrangements.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Note 14—Related Party Transactions

Between September 2017 and March 2018, we sold and issued to 23 accredited investors 2017 Senior Notes and 2018 Senior Notes in an aggregate principal amount of approximately $2.4 million and five-year warrants to purchase an aggregate of 977,773 shares of our common stock at an exercise price of $1.50 per share, with aggregate net proceeds to us of approximately $2.1 million of cash and conversion of $0.1 million of accrued liabilities. The following officers and directors participated in such transactions, in which they purchased the number of securities listed adjacent to their name.

Name	Position with Company	Principal Amount of Notes ($)		Number of Shares Underlying Warrants (#)	Aggregate Purchase Price ($)
Domonic J. Carney	Chief Financial Officer	87,222	(1)	34,888	78,500
Mark Owen	Vice President, Business Development	34,722		13,888	31,250
Douglas Hamrin	Vice President, Engineering	25,278		10,111	22,750
Michael Hammons	Director	5,556		2,222	5,000

(1)	Includes 2017 Senior Notes in the principal amounts of $27,778 and $8,333 purchased in the name of Charles Schwab & Co Inc. FBO Domonic Carney IRA in September and December 2017, respectively, over which Mr. Carney has investment control and which securities he may be deemed to beneficially owned.

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

Note 15—Commitments and Contingencies

We may become a party to litigation in the normal course of business. We accrue for open claims based on our historical experience and available insurance coverage. In the opinion of management, there are no legal matters involving us that would have a material adverse effect upon our financial condition, results of operations or cash flows.

Lease

We lease our office facility, research and development facility and equipment under operating leases, which for the most part, are renewable. The leases also provide that we pay insurance and taxes. Our primary operating lease expired on December 31, 2016 and we extended the lease for a three-month period ended March 31, 2017 at a reduced interim rate. We signed a new lease in February 2017 for a separate facility and moved into our new headquarters facilities in April 2017.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Through March 31, 2017, our headquarters was located at 9400 Toledo Way, Irvine, California 92618.  The property consisted of a mixed use commercial office, production, and warehouse facility of 32,649 square feet and expired December 31, 2016. We extended the lease at a reduced rate until March 31, 2017.  The monthly rent was $15,000 per month for the three months ended March 31, 2017. As of April 1, 2017, our headquarters are located at 8965 Research Drive, Irvine, California 92618 and consists of a mixed use commercial office of 4,960 square feet. From January through March 2017, our monthly rent was $15,000 for the Toledo Way property holdover and, from April 1, 2017, our monthly rent is $10,168 per month, with annual escalations on April 1, 2018 to $10,473 per month and on April 1, 2019 to $10,787 per month for the Research Drive property. The Toledo Way lease terminated on April 1, 2017 and the Research Drive property lease expires on March 31, 2020. Our rent expense under these leases was $37,000 and $67,000 for the three months ended March 31, 2018 and 2017, respectively.

Future minimum rental payments under operating leases that have initial noncancelable lease terms in excess of one year as of March 31, 2017 are as follows:

Nine months ending December 31, 2018	$94,000
Year ending December 31, 2019	128,000
Year ending December 31, 2020	32,000
Total	$254,000

Standby Letter of Credit

Pursuant to the terms of the CLA, the Company was required to provide a backstop security of $2.1 million to secure performance of certain obligations under the CLA (the “Backstop Security”). Effective November 2, 2015, the Company executed that certain Backstop Security Support Agreement (the “Support Agreement”), pursuant to which an investor agreed to provide the Company with financial and other assistance (including the provision of sufficient and adequate collateral) as necessary in order for the Company to obtain a $2.1 million letter of credit acceptable to Dresser-Rand as the Backstop Security and with an expiration date of June 30, 2017 (“Letter of Credit”). If the investor was required to make any payments on the Letter of Credit, subject to the terms of the Intercreditor Agreement (as defined below), the Company would have been required to reimburse the investor the full amount of any such payment. Such payment obligation was secured by a pledge of certain collateral of the Company pursuant to a Security Agreement dated November 2, 2015 (“Security Agreement”), and the security interest in favor of and the payment obligations to the investor were subject to the terms of that certain Subordination and Intercreditor Agreement executed concurrently with the Support Agreement and Security Agreement (the “Intercreditor Agreement”) by and among the investor, the Company and the collateral agent pursuant to the Senior Notes.

The term of the Company’s obligations under the Support Agreement (the “Term”) commenced on November 2, 2015, the issuance date of the Letter of Credit, and was scheduled to terminate on the earliest of: (a) replacement of the Letter of Credit with an alternative Backstop Security in favor of Dresser-Rand, (b) Dresser-Rand eliminating the Backstop Security requirement under the CLA, or (c) the last day of the twenty-fourth calendar month following the commencement of the Term. In consideration of the investor’s support commitment, the Company paid the investor a one-time fee equal to 4% of the amount of the Letter of Credit and was obligated to pay a monthly fee equal to 1% of the amount of the Letter of Credit for the first twelve months with an additional one-time fee equal to 4% of the amount of the Letter of Credit at the one year anniversary, and a monthly fee equal to 2% for an additional twelve months.

Concurrent with the execution of the amendment to the CMLA in April 2017, we and Dresser-Rand agreed to modify the requirements for our existing backstop security. As modified, we were required to maintain a $500,000 backstop security, reduced from $2.1 million, the monthly fee reduced to 1% of the amount of the amended Letter or Credit and the backstop security was extended from June 2017 to March 31, 2018. The Letter of Credit and the related backstop security were cancelled on April 10, 2018, with an effective date of March 31, 2018, with no claims having been made by Dresser-Rand thereunder.

Note 16—Subsequent Events

None

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise indicated, the following discussion and analysis of our financial condition is as of March 31, 2018 Our results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Historically, basic industries such as Petroleum, Plastics, Steel and Paper have consumed electricity in their manufacturing processes and created heat for their manufacturing processes through the burning of fossil fuels in a combustion chamber. Nearly all such combustion chambers use high quality premium fuels and burn those fuels at high temperatures, while low-quality waste gases were typically destroyed or vented into the atmosphere. Our technology utilizes these waste gases by modifying turbines with our gradual oxidation vessel. Inside this vessel, gases are injected and diffused to facilitate an oxidation reaction under optimized pressure and temperature conditions. This reaction occurs as a sustainable exothermic reaction which converts hydrocarbon gases into heat and at sufficient temperature and residence time to also destroy other contaminants and thereby return a nearly contaminant-free source of heat energy. This heat then powers a turbine in a combined heat and power application to create electricity with residual heat sufficient to operate industrial heat equipment such as boilers, ovens, or dryers. This technology unlocks a new, global source of clean power generation (electricity, steam and/or heat energy) while reducing harmful emissions. Our Power Oxidizers can utilize unrefined methane gas from landfills and anaerobic digesters, which provide us with a lower fuel cost than existing and standard Combined Heat and Power, or CHP, or co-generation equipment. Our goal is to enable industrial process facilities to generate clean energy from their existing waste gases as a full or partial fuel source, thus reducing the amount of energy they purchase from their regional utilities, and simultaneously reducing their pollution profile, including costs of compliance with local, state, and federal air quality regulations, by avoiding or reducing their reliance on the chemicals, catalysts and complex permitting required by existing pollution abatement systems.

Our Products and Value Proposition

We have developed a 250 kW Power Oxidizer that we integrate with a 250 kW gas turbine to produce 250 kW Powerstations. We have EC250 Powerstations currently installed at a landfill site in the Netherlands and at the Irvine campus of the University of California, Irvine, and a third Powerstation currently in the production phase planned for installation at a landfill in southern California. We have also designed, built, and deployed a Power Oxidizer of a significantly larger size, capable of generating sufficient heat and airflow to power a 2 MW KG2 gas turbine produced by Dresser-Rand. Together, the Power Oxidizer and KG2 turbine comprise a 2 MW KG2/PO unit. The initial unit was constructed in the first quarter of 2016 and was used in field tests during 2016 at a third party location in Southern California. We have sold two 2 MW KG2/PO units to Dresser-Rand, each of which was delivered to the Stockton, California biorefinery site owned by Pacific Ethanol in October 2016. In December 2016, we combined two of our 2 MW Power Oxidizers with KG2 turbines and installed the resulting two KG2/PO units. Final commissioning has been delayed due to project changes outside of the scope of our deliverables under the larger project installation.  The units became operational in January 2018 and we anticipate full project handoff in the third quarter of 2018. We believe this scaled-up version of our Power Oxidizer, once combined with the KG2 turbine, results in a Powerstation product that is better aligned with the scale of emissions (and energy requirements) observed at the industrial facilities that we believe stand to benefit most from this technology. As with the 250 kW Powerstation, the larger 2 MW Powerstations are designed to provide an alternative to typical combustion-based power generation and enable industries to utilize their own waste gases to generate power.

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

We believe our Power Oxidizer solutions provide an enhanced value proposition over the value proposition provided by standard CHP solutions. Standard CHP solutions typically provide cost savings to industrial customers by using a common, lower cost heat source to both generate electricity and to provide heat to be used in industrial processes such as for steam, drying, ovens, or chiller units for air conditioning or cold storage.

We believe our Power Oxidizers provide a superior return to standard CHP solutions due to our ability to oxidize low energy content gases at very low pollution output. As such, our Power Oxidizers are designed to serve as an opportunity for our industrial customers to reduce their fuel costs with an added benefit of serving as a built-in pollution abatement solution.

Utilizing Power Oxidizers to provide heat for a CHP system results in a significantly lower fuel cost per generated kilowatt hour since Power Oxidizers can operate using any one or a combination of premium and refined natural gas, a wide variety of lower quality, low hydrocarbon gases, traditionally considered to be “waste” gases, as well as certain Volatile Organic Compounds, or VOCs, such as paint solvents. These gases and compounds are typically seen as a waste by-product of industrial processes, which often represent a source of pollution and, in turn, require expensive waste abatement equipment and significant recurring operating costs.

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

Dresser-Rand 2 MW Integration

On November 14, 2014, we entered into a Commercial License Agreement, or, as amended, the CLA, with Dresser-Rand through our wholly-owned subsidiary, Ener-Core Power, Inc., which granted Dresser-Rand the right to market and sell the Dresser-Rand KG2-3GEF 2 MW gas turbine coupled with our Power Oxidizer, as a Combined PowerStation System, and the exclusive right to commercialize our Power Oxidizer within the 1–4 MW range of power capacity, bundled with the Dresser-Rand KG2 gas-turbine product line. Between November 14, 2014 and December 31, 2016, we integrated the equipment and conducted field tests on the initial Combined System, which consists of a Dresser-Rand KG2-3GEF 2 MW gas turbine coupled with our Power Oxidizer, located in Corona, California. By April 2017, with the execution of the amendment of the CMLA, as described below, we had passed all required field tests on the initial Combined System and were required to conduct one additional field test on one of the two production systems located at the Stockton, California biorefinery site owned by Pacific Ethanol, Inc., or Pacific Ethanol, which we sold to Dresser-Rand and delivered to the installation site in Stockton in October 2016. In December 2016, we combined the two 2 MW Power Oxidizers with two KG2 turbines and installed the resulting two Combined Systems. In April 2017, we conducted the tests on one of the Combined Systems in Stockton and, in May 2017, provided the test results to Dresser-Rand for its review. The two Combined Systems made operational in January 2018 but were unable to be fully commissioned for reasons unrelated to the Power Oxidizer components. Full commissioning and handoff of the two Combined Systems is expected in the third quarter of 2018.

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

In April 2017, we executed an amendment to the CMLA with Dresser-Rand, pursuant to which Dresser-Rand paid us $1.2 million in cash in April 2017, which represents advance payments on a portion of the total license fees for KG2/PO units representing less than the required minimum number of licenses which would otherwise be required to maintain their exclusivity under the CMLA. In exchange for this payment, we have agreed to provide a total credit of $1,760,000 against a portion of future license payments associated for these KG2/PO units, consisting of a payment credit of $1,200,000 and an additional discount of $560,000. In July 2017, we executed an additional amendment for additional payments of up to $250,000 for a combined payment credit of $2.0 million. To date, we have billed and collected the entire $1,450,000 relating to the April 2017 and July 2017 amendments.

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

As long as the exclusive License remains in effect, we will provide certain ongoing sales and marketing support services, at no additional cost to Dresser-Rand, subject to certain agreed restrictions. Any additional sales and marketing services agreed upon by us and Dresser-Rand will be compensated at a mutually agreed upon rate.

If we and Dresser-Rand so elect, we may manufacture a certain number of Power Oxidizers as part of a certain number of Combined System projects during a transition period, or the Transition Phase, beginning after execution of the CMLA and prior to the period in which Dresser-Rand manufactures its first three Power Oxidizers as part of at least two individual Combined System projects, or the Initial Manufacturing Phase, as mutually agreed by the parties. So long as the License remains exclusive during the Transition Phase, if any, and the Initial Manufacturing Phase, we will provide a mutually agreed upon number of hours of engineering support services. After the conclusion of the Initial Manufacturing Phase, we will, for so long as the License remains exclusive, continue providing up to an agreed upon number of hours of such support services on an annual basis at no additional cost to Dresser-Rand, subject to certain conditions. Any additional engineering support services agreed upon by us and Dresser-Rand will be compensated at an hourly rate, to be upwardly adjusted annually. During the Transition Phase, we must also develop the spare parts list pertaining to the scope of supply to allow Dresser-Rand to offer service agreements for the Combined System.

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

Commercial Sales Efforts

We are entering the CHP market, which is highly competitive and historically conservative in its acceptance of new technologies. To date, we have sold and delivered one 250 kW commercial Powerstation unit to the Netherlands and have sold one additional 250 kW Powerstation unit to a landfill site in Southern California. We also sold two 2 MW Power Oxidizers to Dresser-Rand in October 2016, which were delivered to a Stockton, California biorefinery site owned by Pacific Ethanol and placed into commercial operation in January 2018. These three systems represent our $2.9 million order backlog as of May 21, 2018. To date, we have billed and collected $2.8 million of our existing backlog. To date, full commissioning has not occurred for the two Pacific Ethanol systems due to site specific items unrelated to our portion of the larger Pacific Ethanol project. The two systems have operated in excess of 1,000 hours to date and full commissioning is expected in the third quarter of 2018.

In May 2016, we received a conditional purchase order for four 250 kW Powerstations, which are scheduled to be installed at the Toyon Canyon landfill site in Los Angeles, California in the middle of 2018. This order is valued at approximately $4.0 million and is subject to additional pre-sales engineering and permitting requirements, which have been delayed. We continue to be involved in the pre-sales activity for this project and we expect an ordering decision in the second quarter of 2018.

In April 2017, we executed an amendment to the CMLA with Dresser-Rand, pursuant to which Dresser-Rand paid us $1.2 million in April 2017 and a further $250,000 in July 2017. These payments represent an advance payment on a portion of future license fees for KG2/PO units to be sold under the CMLA. We have not, as yet, received a purchase order for any system subject to these license fee advances. As such, we do not consider the $1.45 million of advances to be backlog as of May 21, 2018.

Dresser-Rand Initial Commercial Activity

In January 2015, Pacific Ethanol announced the first sale of the new KG2-3GEF/PO unit, which placed a two unit order with Dresser-Rand. Pursuant to the terms of the CLA, we began working on the initial phase of these two systems immediately after the announcement of the order received by Dresser-Rand from Pacific Ethanol. In August 2015, we received a binding purchase order from Dresser-Rand for two KG2/PO Power Oxidizer units rated for 1.75 MW for a total purchase price of $2.1 million, subsequently changed to $2.0 million by mutual agreement. We received the entire $2.0 million purchase price in the fourth quarter of 2015 after we satisfied the Dresser-Rand performance security requirement in November 2015. In September 2016, we secured the release of the license fees payable from Dresser-Rand, which had previously been placed in an escrow account and which were contingent upon satisfaction of the “Full-Scale Acceptance Test,” or FSAT, a technical milestone under the CLA that included a multitude of tests using a full, working Combined System. We received $1.1 million in cash, representing the $1.6 million license fee net of $500,000 paid to Dresser-Rand for engineering services. We recognized $1.1 million of net license fees as revenues for the three months ended March 31, 2018, effective on the date the two Pacific Ethanol units were placed into initial operation through grid synchronization, representing a successful technology integration milestone.

Other Commercial Efforts

In May 2015, we received an award for our second commercial EC250 Powerstation as part of a California Energy Commission award of $1.5 million to the University of California, Irvine’s Advanced Power & Energy Program. We received a formal purchase order of approximately $900,000 in the third quarter of 2015 and through March 31, 2018, we have billed and collected $815,000. We anticipate that delivery and commission of this Powerstation will occur in 2018.

During 2018, our commercial sales and marketing focus is to work with the domestic and international sales and marketing teams from Dresser-Rand to facilitate additional KG2/PO unit sales in order to drive Power Oxidizer sales and facilitate our technology adoption. While we expect to close multiple KG2/PO opportunities in 2018, some of our potential orders for KG2/PO units require the initial system commissioning, which we expect to occur in the third quarter of 2018. In parallel, our existing internal sales team has continued to advance commercial opportunities and enter new industrial markets with our EC250 product. We have also expanded our understanding of our greater, integrated Powerstation solution and are working towards value-added partnership relationships with key providers of products which can use our ultra-low emissions heat.

Additionally, we are currently exploring projects that would entail construction of our own power installations using a Build-Own-Operate (BOO) model, which we forecast could provide unlevered internal rates of return in excess of 20%, depending upon a variety of factors, including the degree to which such projects are successful. While we expect to receive the bulk of our future revenues for the next several years from the CMLA with Dresser-Rand, we believe that the selected project opportunities may provide an additional revenue channel. We are evaluating our possible role in the development of certain California-based projects which would involve the integration of our technology with additional third-party equipment, to provide a recurring revenue stream from power sales and increase our cash flows from other sources that make use of our Power Oxidizer systems. We are exploring the possibility of financing any such projects from external sources. To the extent we engage in such projects, we do not expect them to be deployed prior to our fiscal year ending December 31, 2019. To the extent that we engage in such projects and they are successful, we expect them to increase our revenues and cash flows, increase our asset base, and accelerate the technological adoption and commercial acceptance of our Power Oxidizer technology. We may not, however, achieve positive results in any such projects and all projects under consideration are in the early planning stages.

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

We recognized $1.1 million of license fee revenues for the three months ended March 31, 2018 from previously recorded deferred revenues. We evaluated the revenue recognition under the new applicable accounting guidance, Topic 606, and determined that the revenue recognition for the licensing fees was tied to the transfer of technology and the integration of the technology embedded in the Power Oxidizers with the Dresser-Rand KG2 units. Upon the commercial installation of the units, and since the units had in excess of 1,000 hours of commercial operation during the three months ended March 31, 2018, the use of the technology was transferred, and the revenue cycle was completed.

Of our remaining deferred revenues:

•	We have $2.0 million of deferred revenues for the Power Oxidizers sold to Dresser-Rand since the commissioning of these units was not completed as of March 31, 2018;

•	We have $0.8 million of deferred revenues for the Powerstation sold to the California Energy Commission since the unit was not commissioned as of March 31, 2018; and

•	We have the $1.5 million of deferred license fees paid by Dresser-Rand since the underlying units associated with those license fees were not sold or delivered by Dresser-Rand.

Operating Income and Losses

For the three months ended March 31, 2018, we recorded our first-ever profitable quarter from operations, the effect of the recognition of $1,100,000 of license revenue associated with the successful technology transfer, as reduced by $1,014,000 of operating expenses, for operating income of $86,000. This compares to an operating loss of $1,613,000 for the three months ended March 31, 2017 on no revenues. Notwithstanding the foregoing, the license revenues recognized for the technology transfer to Dresser-Rand are non-recurring in nature, and we anticipate that future operating income or losses will depend on sales-based royalties which have not, as yet, been realized.

Operating Expense Reduction

Beginning in the first quarter of 2016, we evaluated our cash spending, including the costs incurred with our withdrawn underwritten public offering. Beginning in the second quarter of 2016, we identified and implemented cost reductions, primarily the reduction of employee and consulting headcount and professional services, and we implemented additional cost reductions later in 2016 and into 2017. During 2017, we reduced our headcount downsized our office and manufacturing facilities and eliminated additional consultants. Our goal for 2017 was to bring our “Non-GAAP” cash-basis operating expenses (consisting of GAAP basis operating expenses adjusted for capitalized recurring expenses and excluding stock compensation and depreciation) to below $1.0 million per quarter on a recurring basis and to receive payments from customers and licensors which will offset, in part, our research and development spending and further reduce our cash burn. For the three months ended March 31, 2018, the following table reconciles our operating expenses to this target:

Three Months Ended March 31, 2018 (unaudited)

Operating Expenses	$1,014,000
Plus:
Recurring employee related expenses capitalized into inventory	49,000
Less:
Stock-based compensation	(94,000)
Depreciation and amortization	(81,000)
Adjusted “Non-GAAP” cash basis operating expenses	$888,000

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

Reverse Stock Split

The convertible senior secured promissory notes that we originally issued in April and May 2015 included three covenants, one of which was a requirement that we enter into a reverse stock split in order to increase our share price above $5.00 in anticipation of an underwritten public offering. Our board of directors approved a reverse stock split of our authorized, issued and outstanding shares of common stock, as well as our authorized shares of preferred stock, par value $0.0001 per share, of which no shares are issued and outstanding, at a ratio of 1-for-50, or our Reverse Stock Split. On July 8, 2015, the Reverse Stock Split became effective and the total number of shares of common stock held by each stockholder of the Company converted automatically into the number of shares of common stock equal to: (i) the number of issued and outstanding shares of common stock held by each such stockholder immediately prior to the Reverse Stock Split divided by (ii) 50. We issued one whole share of the post-Reverse Stock Split common stock to any stockholder who otherwise would have received a fractional share as a result of the Reverse Stock Split, determined at the beneficial owner level by share certificate. As a result, no fractional shares were issued in connection with the Reverse Stock Split and no cash or other consideration was paid in connection with any fractional shares that would otherwise have resulted from the Reverse Stock Split. All share and per share amounts have been adjusted to reflect the reverse stock split.

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

Financing Activities

On January 25, 2018, the Company and certain investors agreed to further amend and restate the securities purchase agreement under which such investors purchased unregistered convertible senior secured promissory notes in September, November and December 2017 in aggregate principal amount of approximately $1,555,556, or the 2017 Senior Notes, pursuant to which the Company agreed to issue to certain accredited investors, pursuant to a series of joinder agreements, additional unregistered convertible senior secured promissory notes in aggregate principal amount of approximately $555,556, or the 2018 Senior Notes, and five-year warrants to purchase an aggregate of 222,219 shares of common stock at an exercise price of $1.50 per share, with aggregate gross cash proceeds to the Company of $465,000 and cancellation of indebtedness of approximately $35,000 consisting primarily of unpaid and past due interest on the Company’s backstop security in lieu of cash payment. The first closing of the 2018 Senior Notes financing occurred on January 25, 2018.

On March 26, 2018, the Company and certain investors agreed to further amend and restate the securities purchase agreement under which such investors purchased the 2017 Senior Notes and 2018 Senior Notes, pursuant to which the Company agreed to issue to certain accredited investors, pursuant to a series of joinder agreements, additional 2018 Senior Notes in principal amount of approximately $333,335 and five-year warrants to purchase an aggregate of 133,332 shares of common stock at an exercise price of $1.50 per share, with aggregate cash gross proceeds to the Company of approximately $200,000 and cancellation of indebtedness of approximately $100,000, which consists of earned and unpaid salary due to certain employees of the Company who elected to receive payment in the form of 2018 Senior Notes in lieu of cash. The second closing of the 2018 Senior Notes financing occurred on March 26, 2018.

Critical Accounting Policies and Estimates

Basis of Presentation

The accompanying condensed consolidated financial statements include our accounts and our wholly-owned subsidiary, Ener-Core Power, Inc.  All significant intercompany transactions and accounts have been eliminated in consolidation. All monetary amounts are rounded to the nearest $000, except certain per share amounts.

The accompanying financial statements have been prepared in accordance with GAAP. In the opinion of management, all adjustments which are necessary for a fair statement of the results for interim periods have been included.

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

Foreign Currency Adjustments

At March 31, 2018 and December 31, 2017, we did not hold any foreign currency asset or liability amounts. Gains and losses resulting from foreign currency transactions are reported as other income in the period they occurred.

Concentrations of Credit Risk

Cash and Cash Equivalents

We maintain our non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation, or FDIC, provides insurance coverage of up to $250,000. For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to these deposits. At March 31, 2018, we had $0 in excess of the FDIC limit.

We consider all highly liquid investments available for current use with an initial maturity of three months or less and are not restricted to be cash equivalents. We invest our cash in short-term money market accounts.

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for international customers are supported by guarantees or letters of credit. For those customers to whom we extend credit, we perform periodic evaluations of them and maintain allowances for potential credit losses as deemed necessary. We generally do not require collateral to secure accounts receivable. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2018 and December 31, 2017, two customers accounted for 100% of our accounts receivable.

Accounts Payable

As of March 31, 2018 and December 31, 2017, five vendors collectively accounted for approximately 54% and 53% of our total accounts payable, respectively.

Inventory

Inventory, which consists of raw materials and work-in-progress, is stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method. At each balance sheet date, we evaluate our ending inventory for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. At March 31, 2018 and December 31, 2017, we did not have a reserve for slow-moving or obsolete inventory.

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

Accrued Warranties

Accrued warranties represent the estimated costs that will be incurred during the warranty period of our products. We make an estimate of expected costs that will be incurred by us during the warranty period and charge that expense to the condensed consolidated statement of operations at the date of sale. We also reevaluate the estimate at each balance sheet date and if the estimate is changed, the effect is reflected in the condensed consolidated statement of operations. We had no warranty accrual at December 31, 2017 or March 31, 2018. We expect that most terms for future warranties of our Powerstations and Oxidizers will be one to two years depending on the warranties provided and the products sold. Accrued warranties for expected expenditures within one year are classified as current liabilities and as non-current liabilities for expected expenditures for time periods beyond one year.

Intangible Assets

Our intangible assets represent intellectual property acquired during the reverse merger. We amortize our intangible assets with finite lives over their estimated useful lives.

Impairment of Long-Lived Assets

We account for our long-lived assets in accordance with the accounting standards which require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical carrying value of an asset may no longer be appropriate. We consider the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of March 31, 2018 and December 31, 2017, we do not believe there have been any impairments of our long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products will continue, which could result in impairment of long-lived assets in the future.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and capital lease liabilities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2018 and December 31, 2017. The carrying amounts of short-term financial instruments are reasonable estimates of their fair values due to their short-term nature or proximity to market rates for similar items.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09 (Topic 606) “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605). Topic 606 requires entities to recognize revenue when control of the promised goods or services is transferred to customers. The amount of revenue recognized must reflect the consideration the entity expects to be entitled to receive in exchange for those goods or services. We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. See Note 13 of the accompanying notes to our condensed consolidated financial statements for further details.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs were $441,000 and $582,000 for the three months ended March 31, 2018 and 2017, respectively.

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

Income Taxes

We account for income taxes under FASB Accounting Standards Codification, or ASC, 740 “Income Taxes.” Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that we will not realize tax assets through future operations.

Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock assumed to be outstanding during the period of computation.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares had been issued and if the additional shares of common stock were dilutive.  Approximately 12.2 million and 9.8 million shares of common stock issuable upon full exercise of all options and warrants at March 31, 2018 and 2017, respectively and all shares potentially issuable in the future under the terms of the convertible senior secured notes payable were excluded from the computation of diluted loss per share due to the anti-dilutive effect on the net loss per share.

All share and per share amounts in the table below have been adjusted to reflect the 1-for-50 reverse split of our issued and outstanding common stock on July 8, 2015, retroactively.

	Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited)

Net loss	$(1,188,000)	$(3,251,000)
Weighted average number of shares of common stock outstanding:
Basic and diluted	4,088,059	3,844,149
Net loss attributable to common stockholders per share:
Basic and diluted	$(0.29)	$(0.85)

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

In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition, Revenue from Contracts with Customers, Leases. The ASU adds U.S. Securities and Exchange Commission (“SEC”) paragraphs to the new revenue and leases sections of the ASC on the announcement the SEC Observer made at the July 20, 2017 meeting of the Emerging Issues Task Force. The SEC Observer said that the SEC staff would not object if entities that are considered public business entities only because their financial statements or financial information is required to be included in another entity’s SEC filing use the effective dates for private companies when they adopt ASC 606, Revenue from Contracts with Customers, and ASC 842, Leases. This would include entities whose financial statements are included in another entity’s SEC filing because they are significant acquirees under Rule 3-05 of Regulation S-X, significant equity method investees under Rule 3-09 of Regulation S-X and equity method investees whose summarized financial information is included in a registrant’s financial statement notes under Rule 4-08(g) of Regulation S-X. We are currently evaluating the impact of adopting this guidance.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2018, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2017

	Three Months Ended March 31,
	2018	2017

Total revenues	$1,100,000	$—
Total costs of goods sold	—	—
Gross profit (loss)	1,100,000	—

Operating expenses:
Selling, general, and administrative	573,000	1,031,000
Research and development	441,000	582,000
Total operating expenses	1,014,000	1,613,000
Operating income (loss)	86,000	(1,613,000)

Other (expenses):
Interest expense	(1,274,000)	(1,571,000)
Loss on debt conversion	—	(53,000)
Other expense, net	—	(14,000)
Total other (expenses)	(1,274,000)	(1,638,000)
Loss before provision for income taxes	(1,188,000)	(3,251,000)
Provision for income taxes	—	—
Net loss	$(1,188,000)	$(3,251,000)

Loss per share—basic and diluted	$(0.29)	$(0.85)
Weighted average common shares—basic and diluted	4,088,059	3,844,149

Revenue, Cost of Goods Sold and Gross Profit (Loss)

For the three months ended March 31, 2018, we recognized $1.1 million of license fee revenues. There were no revenues for the three months ended March 31, 2017.

We recorded no direct costs associated with the license revenues recognized for the technology transfer to Dresser-Rand during the three months ended March 31, 2018. Costs associated with the technology transfer were incurred prior to the quarter ended March 31, 2018 and consisted of engineering and development costs incurred in prior periods and expensed as incurred to research and development expenses.

Estimated costs to construct and commission the initial two Power Oxidizers sold to Dresser-Rand that exceed collected billings are recorded as a contract loss provision to cost of goods sold in prior reporting periods. No such loss provisions were recorded to cost of goods sold in either of the three months ended March 31, 2018 or 2017.

Operating Expenses

Total operating expenses decreased by $599,000, or 37.1%, to $1,014,000 for the three months ended March 31, 2018 from $1,613,000 for the same period in the prior year. The reduction is primarily due to the results of cost savings efforts begun in April 2016 and continuing into 2017, reduced headcount costs, lower facilities costs associated with our headquarters move, lower contractor and professional fees, and lower stock-based compensation expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses costs include officer compensation, salaries and benefits, stock-based compensation expense, consulting fees, legal expenses, intellectual property costs, accounting and auditing fees, investor relations costs, insurance, public company reporting costs and listing fees, and corporate overhead related costs.  Total selling, general and administrative expenses for the three months ended March 31, 2018 decreased $458,000, or 44.4%, to $573,000 from $1,031,000 for the same period of the prior year. The decrease was primarily due to decreases of $116,000 in stock-based compensation, $124,000 in employee salaries, $144,000 in legal and professional expenses, and $85,000 in lower facilities costs.

Research and Development

Research and development costs include development expenses for the Power Oxidizer and integration expenses related to our Power Oxidizer products with other partners such as Dresser-Rand and include salaries and benefits, consultant fees, cost of supplies and materials for samples and prototypes, depreciation, as well as outside services costs.  Research and development expense for the three months ended March 31, 2018 decreased $141,000, or 24.2%, to $441,000 from $582,000 for the same period of the prior year.  The decrease is primarily due to decreased engineering headcount costs of $53,000, a decrease in stock-based compensation expense of $60,000, and $22,000 in lower overhead expenses. During the three months ended March 31, 2018, we capitalized $49,000 of employee-related expense into inventory in connection with the commissioning of the Pacific Ethanol units in Stockton, California.

Other Income (Expenses):

Other income (expenses) for the three months ended March 31, 2018 consisted of $1.3 million of non-cash interest on outstanding convertible senior secured promissory notes, or Senior Notes, and cash interest on outstanding convertible unsecured notes, or Convertible Unsecured Notes, and for the Company’s backstop security.

Other income (expenses) for the three months ended March 31, 2017 consisted primarily of amortization of discount and deferred financing costs on the $9.1 million of Senior Notes, cash and non-cash interest on the Convertible Unsecured Notes, cash payments on the Company’s backstop security collateral, and losses on conversions of Senior Notes principal resulting from acceleration of unamortized note discount related to the converted Senior Notes.

Net Loss

For the three months ended March 31, 2018 our net loss was approximately $1.2 million, primarily from selling, general and administrative expenses of $0.6 million, research and development costs of $0.4 million and $1.3 million of other expenses (net) consisting of interest expense, of which $1.2 million is non-cash interest expense.

For the three months ended March 31, 2017, our net loss was approximately $3.3 million, primarily from selling, general and administrative expenses of $1.0 million, research and development costs of $0.6 million, and $1.6 million of other expenses (net) consisting primarily of interest expense, of which $1.4 million is non-cash interest expense.

Loss per share

Loss per share, basic and diluted were ($0.29) and ($0.85) for the three months ended March 31, 2018 and 2017, respectively.

Liquidity

Cash Flows used in Operating Activities

Our cash used in operating activities was approximately $0.8 million and $1.3 million for the three months ended March 31, 2018 and 2017, respectively. Cash used in operating activities for the three months ended March 31, 2018 of $0.8 million resulted from a net loss of approximately $1.2 million, reduced by net non-cash charges of $1.4 million for stock-based compensation, non-cash interest expense due to amortization of debt discount and deferred financing charges, and depreciation, and a change of $1.0 million in working capital, primarily due to a $1.0 million decrease in deferred revenues, a $0.2 million increase in inventory and prepaid expenses, offset by a $0.2 million increase in accounts payable and accrued expenses.

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

Cash Flows from Investing Activities

We had no cash flows from investing activities for the three months ended March 31, 2018. Cash flows from investing activities of $10,000 for the three months ended March 31, 2017 represents miscellaneous equipment and inventory sold during our facilities move in 2017.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2018 consisted of $665,000 of cash proceeds from the issuance of additional Senior Notes, reduced by $4,000 for the repayment of capital leases. Cash used from financing activities for the three months ended March 31, 2017 of $3,000 consisted of the repayment of existing capital leases for office equipment.

Capital Resources

Our principal capital requirements are to fund our working capital requirements, invest in research and development and capital equipment and fund the continued costs of public company compliance requirements.  We have historically funded our operations through debt and equity financings.

From our inception, we have incurred losses from operations. For the three months ended March 31, 2018, we had operating income of $0.1 million and had a net loss of approximately $1.2 million. As of March 31, 2018, we had an accumulated deficit of approximately $53.5 million. For the three months ended March 31, 2018, we used cash in operations of approximately $0.8 million, which raises substantial doubt about our ability to continue as a going concern.

We expect to continue to incur substantial additional operating losses from costs related to the continuation of product and technology marketing and administrative activities.  Our cash on hand at March 31, 2018 was approximately $0.1 million.

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

Our principal sources of liquidity are cash and receivables.  As of March 31, 2018, cash and cash equivalents were $0.1 million, or 1.7% of total assets, compared to $0.2 million, or 3.3% of total assets, at December 31, 2017.  The decrease in cash and cash equivalents was primarily attributable to cash used in operating activities of $0.8 million offset by cash proceeds from Senior Notes of $0.7 million.

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

As of March 31, 2018, the end of the quarterly period covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were ineffective at the reasonable assurance level. Such conclusion is due to the presence of material weaknesses in internal control over financial reporting. Management anticipates that our disclosure controls and procedures will remain ineffective until such material weaknesses are remediated.

Changes in Internal Control over Financial Reporting

Remediation of Material Weaknesses

To address our material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

We are attempting to remediate the material weaknesses in our disclosure controls and procedures and internal controls over financial reporting identified above by refining our internal procedures (see below).  During the three months ended March 31, 2018, we initiated the following corrective actions, which management believes are reasonably likely to materially affect our financial reporting, as they are designed to remediate the material weaknesses as described above:

●	We have begun the process of further documenting our internal control structure.

●	We are in the process of further enhancing the supervisory procedures to include additional levels of analysis and quality control reviews within the accounting and financial reporting functions.

●	We are developing and implementing inventory control procedures.

●	We are evaluating our information technology internal control designs and we are developing and implementing systems and upgrades to our information technology systems.

We do not expect to have fully remediated these material weaknesses until management has tested those internal controls and found them to have been remediated.  We expect to complete this process during our annual testing for the fiscal year ending December 31, 2018.

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

ENER-CORE, INC. (Registrant)

Date: May 21, 2018	By:	/s/ Alain Castro
Alain Castro Chief Executive Officer

Date: May 21, 2018	By:	/s/ Domonic J. Carney
Domonic J. Carney Chief Financial Officer

EXHIBIT INDEX

			Incorporated by Reference
Exhibit				Filing		Filed
Number	Description of Exhibit	Form	File No.	Date	Exhibit	Herewith
4.1	Form of Additional Convertible Senior Secured Promissory Note	8-K	001-37642	1/26/18	4.1

4.2	Form of Additional Warrant	8-K	001-37642	1/26/18	4.2

4.3	Form of Additional Convertible Senior Secured Promissory Note	8-K	001-37642	3/27/18	4.1

4.4	Form of Additional Warrant	8-K	001-37642	3/27/18	4.2

4.5	Form of 2015 Waiver, effective as of March 26, 2018	8-K	001-37642	3/27/18	4.3

4.6	Form of 2016 Waiver, effective as of March 26, 2018	8-K	001-37642	3/27/18	4.4

10.1	Form of Third Amended and Restated Securities Purchase Agreement, dated January 25, 2018, by and among Ener-Core, Inc. and certain investors set forth therein	8-K	001-37642	1/26/18	10.1

10.2	Form of Fourth Amended and Restated Securities Purchase Agreement, dated March 26, 2018, by and among Ener-Core, Inc. and certain investors set forth therein	8-K	001-37642	3/27/18	10.1

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

#	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.