Form 10-Q
period 2018-06-30
Ener-Core, Inc.
filed 2018-08-20
CIK 1495536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 12, 2018 there were 4,156,393 shares of the issuer’s common stock outstanding.

ENER-CORE, INC.

FORM 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

Index to the Financial Statements

Condensed Consolidated Balance Sheets—June 30, 2018 (unaudited) and December 31, 2017	1

Unaudited Condensed Consolidated Statements of Operations—For the Three and Six Months Ended June 30, 2018 and 2017 (unaudited)	2

Unaudited Condensed Consolidated Statements of Cash Flows—For the Six Months Ended June 30, 2018 and 2017 (unaudited)	3

Notes to Unaudited Condensed Consolidated Financial Statements	5

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

Ener-Core, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,000	$208,000
Accounts receivable	9,000	14,000
Inventory	3,066,000	3,028,000
Prepaid expenses and other current assets	375,000	333,000
Total current assets	$3,470,000	$3,583,000
Property and equipment, net	2,500,000	2,660,000
Intangibles, net	10,000	13,000
Deposits and other long term assets	32,000	32,000
Total assets	$6,012,000	$6,288,000
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$1,988,000	$1,749,000
Accrued expenses	1,741,000	1,380,000
Deferred revenues and customer advances	4,223,000	5,270,000
Accrued contract loss	427,000	617,000
Convertible unsecured notes payable, net of discounts	852,000	1,250,000
Convertible senior secured notes payable, net of discounts	5,419,000	5,994,000
Capital leases payable—short term	11,000	13,000
Total current liabilities	$14,661,000	$16,273,000
Long term liabilities:
Capital lease payable	8,000	12,000
Total liabilities	$14,669,000	$16,285,000
Commitments and contingencies (Note 15)
Stockholders’ deficit:
Preferred stock, $0.0001 par value. Authorized 50,000,000 shares; no shares issued and outstanding at June 30, 2018 and December 31, 2017	$—	$—
Common stock, $0.0001 par value. Authorized 200,000,000 shares; 4,106,393 and 4,081,393 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	47,720,000	42,342,000
Accumulated deficit	(56,377,000)	(52,339,000)
Total stockholders’ deficit	$(8,657,000)	$(9,997,000)
Total liabilities and stockholders’ deficit	$6,012,000	$6,288,000

See accompanying notes to condensed consolidated financial statements.

Ener-Core, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues	$—	$—	$1,100,000	$—
Cost of goods sold	—	—	—	—
Gross profit	—	—	1,100,000	—

Operating expenses:
Selling, general, and administrative	583,000	1,004,000	1,156,000	2,035,000
Research and development	396,000	600,000	837,000	1,183,000
Total operating expenses	979,000	1,604,000	1,993,000	3,218,000
Operating loss	(979,000)	(1,604,000)	(893,000)	(3,218,000)

Other income expenses:
Interest expense	(70,000)	(117,000)	(136,000)	(277,000)
Amortization of debt discount	(1,803,000)	(1,365,000)	(3,011,000)	(2,776,000)
Loss on disposition of assets	—	(124,000)	—	(137,000)
Loss on debt extinguishment	—	—	—	(10,000)
Loss on modification of convertible debt	—	—	—	(43,000)

Total other expenses	(1,873,000)	(1,606,000)	(3,147,000)	(3,243,000)
Loss before provision for income taxes	(2,852,000)	(3,210,000)	(4,040,000)	(6,461,000)
Provision for income taxes	—	—	—	—
Net loss	$(2,852,000)	$(3,210,000)	$(4,040,000)	$(6,461,000)

Loss per share—basic and diluted	$(0.69)	$(0.79)	$(0.99)	$(1.61)
Weighted average common shares—basic and diluted	4,106,393	4,063,660	4,097,277	4,007,953

See accompanying notes to condensed consolidated financial statements.

Ener-Core, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,040,000)	$(6,461,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	163,000	252,000
Stock-based compensation	248,000	653,000
Amortization of debt discount and deferred financing fees	3,017,000	2,772,000
Loss on debt conversions	—	53,000
Loss on asset disposal	—	152,000
Changes in assets and liabilities:
Restricted cash	—	50,000
Accounts and other receivables	—	(99,000)
Prepaid expenses and other current assets	36,000	111,000
Inventory	(228,000)	(243,000)
Deferred revenues, net	(1,047,000)	1,301,000
Deposits	—	5,000
Accounts payable and other current liabilities	609,000	204,000
Cash used in operating activities	$(1,242,000)	$(1,250,000)

Cash flows from investing activities:
Proceeds from sale of assets	—	67,000
Net cash provided by (used in) investing activities	$—	$67,000

Cash flows from financing activities:
Proceeds from issuance of Senior Notes	1,060,000	—
Repayment of capital leases payable	(6,000)	(6,000)
Cash (used in) provided by financing activities	$1,054,000	$(6,000)
Net decrease in cash and cash equivalents	(188,000)	(1,189,000)
Cash and cash equivalents at beginning of period	208,000	1,310,000
Cash and cash equivalents at end of period	$20,000	$121,000

See accompanying notes to condensed consolidated financial statements.

Ener-Core, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(unaudited)

	Six Months Ended June 30,
	2018	2017
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$—	$75,000
Supplemental disclosure of non-cash activities:
Capital lease for purchase of equipment	$—	$25,000
Debt discount recorded upon issuance of warrants and beneficial conversion features	$5,110,000	$73,000
Conversion of convertible senior secured notes into shares of common stock	$—	$60,000
Accrued expenses exchanged for convertible senior secured notes	$135,000	$—
Shares of common stock issued for prepaid retainer	$20,000	$—

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

Description of the Business

We design, develop, license, manufacture and have commercially deployed industrial products based on proprietary technologies that generate usable heat using a wide variety of organic gases as fuel for an ultra-low emissions oxidation reaction. Our oxidizer vessels are capable of using a wide variety of organic compounds as fuel for a high-temperature oxidation reaction including many “waste” compounds traditionally considered to be air pollution. Our technology allows for the use of compounds that, historically, were unusable as fuels for traditional industrial gas to energy conversion systems and that typically required costly pollution abatement equipment required by industrial plants to comply with increasingly stringent air pollution standards.

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

Our proprietary and patented Power Oxidation technology is designed to create greater industrial efficiencies by providing the opportunity to convert low-quality organic waste gases generated from industrial processes into usable on-site energy, thereby decreasing operating costs and significantly reducing environmentally harmful gaseous emissions. We design, develop, license, manufacture and market our Power Oxidizers, which, when bundled with an electricity generating turbine in the 250 kilowatt (“kW”), and 2 megawatt (“MW”) sizes, are called Powerstations. We currently partner and are pursuing partnerships with large established manufacturers to integrate our Power Oxidizer with their gas turbines, with the goal to open substantial new opportunities for our partners to market these modified gas turbines to industries for which traditional power generation technologies previously were not technically feasible. We currently manufacture our Powerstations in the 250 kW size and manufactured the Power Oxidizer for the 2 MW size for the initial two units sold. Going forward, pursuant to the CMLA (as defined below), our 2 MW partner, Dresser-Rand a.s., a subsidiary of Dresser-Rand Group Inc., a Siemens company (“Dresser-Rand”), will manufacture the 2 MW Power Oxidizers under a manufacturing license and will pay us a non-refundable license fee for each unit manufactured by Dresser-Rand.

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

In April 2017, we amended the terms of the CMLA to make the CMLA effective as of January 1, 2017, at which time it superseded and replaced the CLA. Pursuant to the amendment, Dresser-Rand paid us $1.2 million in cash in April 2017, which represents advance payments on license fees for KG2/PO units representing less than the required minimum number of licenses which would otherwise be required to maintain their exclusivity under the CMLA. In exchange for this payment, we have agreed to provide a total credit of $1,760,000 against future license payments associated for these KG2/PO units, consisting of a payment credit of $1,200,000 and an additional discount of $560,000. In July 2017, we executed an additional amendment for additional payments of up to $250,000 to be applied against future license payments for a combined payment credit of $2.0 million. We have not, as yet, received a purchase order for any system subject to these license fee advances. As such, we do not consider the $1.45 million of cash advances to be backlog as of August 21, 2018.

We have sustained recurring net losses and negative cash flows since inception and have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. Despite capital raises of $2.5 million in December 2015, $3.0 million in April 2016, $1.25 million in September 2016, $3.4 million in December 2016 and $2.6 million between September 2017 and June 2018, along with $1.45 million received in 2017 for advances on license fees, we expect to require additional sources of capital to support our growth initiatives. We must secure additional funding to continue as a going concern and execute our business plan.

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

Management’s plan is to obtain capital sufficient to meet our operating expenses by seeking additional equity and/or debt financing. Our cash and cash equivalents balance on June 30, 2018 was approximately $20,000. We expect that our cash and cash equivalents as of June 30, 2018, combined with receipts on customer billings will continue to fund our working capital needs, general corporate purposes, and related obligations into the third quarter of 2018 at our current spending levels. However, we expect to require significantly more cash for working capital and as financial security to support our growth initiatives.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant items subject to such estimates and assumptions include but are not limited to: collectability of receivables; the valuation of certain assets, useful lives, judgement on potential asset impairment and carrying amounts of property and equipment, equity instruments and share-based compensation; provision for contract losses; valuation allowances for deferred income tax assets; and exposure to warranty and other contingent liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Foreign Currency Adjustments

At June 30, 2018 and December 31, 2017, we did not hold any foreign currency asset or liability amounts. Gains and losses resulting from foreign currency transactions are reported as other income in the period they occurred.

Concentrations of Credit Risk

Cash and Cash Equivalents

We maintain our non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation (“FDIC”) provides insurance coverage of up to $250,000. For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to these deposits. At June 30, 2018, we had $0 in excess of the FDIC limit.

We consider all highly liquid investments available for current use with an initial maturity of three months or less and are not restricted to be cash equivalents. We invest our cash in short-term money market accounts.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for international customers are supported by guarantees or letters of credit. For those customers to whom we extend credit, we perform periodic evaluations of them and maintain allowances for potential credit losses as deemed necessary. We generally do not require collateral to secure accounts receivable. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2018 and December 31, 2017, two customers accounted for 100% of our accounts receivable.

Accounts Payable

As of June 30, 2018 and December 31, 2017, five vendors collectively accounted for approximately 55% and 53% of our total accounts payable, respectively.

Inventory

Inventory, which consists of raw materials and work-in-progress, is stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method. At each balance sheet date, we evaluate our ending inventory for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. At June 30, 2018 and December 31, 2017, we did not have a reserve for slow-moving or obsolete inventory.

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

Accrued Warranties

Accrued warranties represent the estimated costs that will be incurred during the warranty period of our products. We make an estimate of expected costs that will be incurred by us during the warranty period and charge that expense to the condensed consolidated statement of operations at the date of sale. We also reevaluate the estimate at each balance sheet date and if the estimate is changed, the effect is reflected in the condensed consolidated statement of operations. We had no warranty accrual at December 31, 2017 or June 30, 2018. We expect that most terms for future warranties of our Powerstations and Oxidizers will be one to two years depending on the warranties provided and the products sold. Accrued warranties for expected expenditures within one year are classified as current liabilities and as non-current liabilities for expected expenditures for time periods beyond one year.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Intangible Assets

Our intangible assets represent intellectual property acquired during the reverse merger. We amortize our intangible assets with finite lives over their estimated useful lives.

Impairment of Long-Lived Assets

We account for our long-lived assets in accordance with the accounting standards which require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical carrying value of an asset may no longer be appropriate. We consider the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of June 30, 2018 and December 31, 2017, we do not believe there have been any impairments of our long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products will continue, which could result in impairment of long-lived assets in the future.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and capital lease liabilities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2018 and December 31, 2017. The carrying amounts of short-term financial instruments are reasonable estimates of their fair values due to their short-term nature or proximity to market rates for similar items.

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

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs were $396,000 and $600,000 for the three months ended June 30, 2018 and 2017, respectively and were $837,000 and $1,183,000 for the six months ended June 30, 2018 and 2017, respectively.

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

Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock assumed to be outstanding during the period of computation.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares had been issued and if the additional shares of common stock were dilutive.  Approximately 61.5 million and 9.8 million shares of common stock issuable upon full exercise of all options and warrants and all shares potentially issuable in the future under the terms of the convertible senior secured notes payable were excluded from the computation of diluted loss per share due to the anti-dilutive effect on the net loss per share at June 30, 2018 and 2017, respectively.

All share and per share amounts in the table below have been adjusted to reflect the 1-for-50 reverse split of our issued and outstanding common stock on July 8, 2015, retroactively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(2,852,000)	$(3,210,000)	$(4,040,000)	$(6,461,000)
Weighted average number of common shares outstanding:
Basic and diluted	4,106,393	4,063,660	4,097,277	4,007,953
Net loss attributable to common stockholders per share:
Basic and diluted	$(0.69)	$(0.79)	$(0.99)	$(1.61)

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

Note 3—Inventory

Inventory primarily consists of Powerstation parts used as raw materials for the Company’s EC250 and KG2 orders. Work-in-progress inventory consists of Powerstation parts and employee and contract labor assembly costs for Powerstation sub-assemblies. Sub-assemblies and parts are typically shipped to end customer locations and assembled on-site. Completed Powerstations awaiting final installation and commissioning would be carried as finished goods. There was no finished goods inventory at either June 30, 2018 or December 31, 2017. Inventories consist of:

	June 30, 2018 (unaudited)	December 31, 2017
Raw material and spare parts	$973,000	$953,000
Work-in-progress	2,093,000	2,075,000
Total	$3,066,000	$3,028,000

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Note 4—Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2018 (unaudited)	December 31, 2017
Prepaid rent	$—	$10,000
Prepaid offering costs	303,000	194,000
Prepaid insurance	—	19,000
Prepaid other	44,000	63,000
Prepaid professional fees	28,000	32,000
Current portion—deferred financing fees for letter of credit	—	15,000
Total	$375,000	$333,000

Note 5—Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30, 2018 (unaudited)	December 31, 2017
Machinery and equipment	$4,225,000	$4,225,000
Office furniture and fixtures	49,000	49,000
Computer equipment and software	202,000	202,000
Total cost	4,476,000	4,476,000
Less accumulated depreciation	(1,976,000)	(1,816,000)
Net	$2,500,000	$2,660,000

Assets recorded under capital leases and included in property and equipment in our balance sheets consist of the following:

	June 30, 2018 (unaudited)	December 31, 2017
Machinery and equipment	$27,000	$27,000
Computer equipment and software	25,000	39,000
Total assets under capital lease	52,000	66,000
Less accumulated amortization	(35,000)	(41,000)
Net assets under capital lease	$17,000	$25,000

Depreciation expense for the three and six months ended June 30, 2018 and 2017 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$77,000	$98,000	$154,000	$198,000
General and administrative	3,000	24,000	6,000	51,000
	$80,000	$122,000	$160,000	$249,000

Amortization of assets under capital lease was $3,000 and $6,000 for the three and six months ended June 30, 2018 and 2017, respectively.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Note 6—Accrued Expenses

Accrued expenses consisted of the following;

	June 30, 2018 (unaudited)	December 31, 2017

Accrued professional fees	$155,000	$155,000
Accrued payroll and related expenses	779,000	648,000
Accrued board of directors’ fees	497,000	390,000
Accrued interest	238,000	138,000
Accrued other	72,000	49,000
Total accrued expenses	$1,741,000	$1,380,000

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

	June 30, 2018 (unaudited)	December 31, 2017

Customer advances on equipment sales	$2,773,000	$2,720,000
Prepaid license fees	1,450,000	2,550,000
Total deferred revenues and customer advances	$4,223,000	$5,270,000

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Note 8—Convertible Senior Notes Payable

Convertible Senior Notes payable consisted of the following as of June 30, 2018:

	Principal	Debt Discount	Offering Costs	Net Total
Balance, December 31, 2017	$10,687,000	(4,448,000)	(245,000)	5,994,000
Amortization of debt discount and offering costs	—	2,822,000	143,000	2,965,000
2018 convertible senior secured notes issuance	1,328,000	(625,000)	(76,000)	627,000
Discount for additional beneficial conversion feature	—	(4,167,000)	—	(4,167,000)
Balance, June 30, 2018	12,015,000	(6,418,000)	(178,000)	5,419,000
Less: current portion	(12,015,000)	6,418,000	178,000	(5,419,000)
Long term portion	$—	$—	$—	$—

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

On June 5, 2018, the Company entered into a securities purchase agreement pursuant to which it issued convertible senior secured promissory notes in the aggregate principal amount of approximately $439,444 (the “June 2018 Senior Notes”) and related warrants to purchase an aggregate of 878,889 shares of common stock at an exercise price of $0.30 per share, with aggregate cash gross proceeds to the Company of approximately $394,500. The June 2018 Senior Notes are convertible into shares of common stock at a price of $0.25 per share. The June 2018 Senior Notes rank pari passu with the 2018 Senior Notes, 2017 Senior Notes, 2016 Senior Notes (as defined below) and 2015 Senior Notes (as defined below). The closing of the June 2018 Senior Notes financing occurred on June 5, 2018.

Concurrent with the closing of our debt financing on June 5, 2018, pursuant to which certain investors purchased unregistered convertible senior secured promissory notes in aggregate principal amount of approximately 439,444, the Company and certain investors agreed to amend certain outstanding Senior Notes (as defined below) to reduce the conversion price of such Senior Notes from $2.50 per share of common stock to $0.25 per share of common stock, which conversion price was $0.10 lower than the closing price of the Company’s common stock on such date. We evaluated the conversion price adjustment to determine whether the change should be recorded as a debt extinguishment or a modification of terms and determined that the price adjustment should be accounted for as a modification. The intrinsic value, $0.10 per share of common stock, resulted in an additional beneficial conversion feature for the remaining Senior Notes of $4,167,000. This additional beneficial conversion feature was recorded as an additional Senior Notes discount and will be amortized ratably over the remaining life of the Senior Notes.

We incurred $76,000 of offering costs in conjunction with the issuance and sale of the 2018 Senior Notes consisting of legal and professional fees. We will amortize the offering costs to interest expense over the expected remaining life of the 2018 Senior Notes.

The Company refers to the June 2018 Senior Notes, 2018 Senior Notes, the 2017 Senior Notes, the convertible senior secured promissory notes in the fourth quarter of 2016 (the “2016 Senior Notes”) and the amended and restated convertible senior secured promissory notes originally issued in April and May 2015 (the “2015 Senior Notes”), collectively, as the “Senior Notes”. The Senior Notes are fully secured by all assets of the Company and the Company’s subsidiaries.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Upon an Event of Default, the Senior Notes will bear interest at a rate of 10% per annum. The Senior Notes will mature on December 31, 2018 and rank senior to the convertible unsecured notes issued in September 2016 (the “Convertible Unsecured Notes”). The Senior Notes are convertible at the option of the holder into the Company’s common stock at an exercise price of $0.25 (as subject to adjustment therein) and will automatically convert into shares of the Company’s common stock on the fifth trading day immediately following the issuance date of the Senior Notes on which (i) the Weighted Average Price (as defined in the Senior Notes) of the Company’s common stock for each trading day during a twenty trading day period equals or exceeds $5.00 (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction) and no Equity Conditions Failure (as defined in the Senior Notes) has occurred. The Senior Notes also contain a blocker provision that prevents the Company from effecting a conversion in the event that the holder, together with certain affiliated parties, would beneficially own in excess of either 4.99% or 9.99%, with such threshold determined by the holder prior to issuance, of the shares of the Company’s common stock outstanding immediately after giving effect to such conversion.

Upon an Event of Default and delivery to the holder of the Senior Note of notice thereof, such holder may require the Company to redeem all or any portion of its Senior Note at a price equal to 115% of the Conversion Amount (as defined in the Senior Notes) being redeemed. Additionally, upon a Change of Control and delivery to the holder of the Senior Note of notice thereof, such holder may also require the Company to redeem all or any portion of its Senior Note at a price equal to 115% of the Conversion Amount being redeemed. Further, at any time from and after January 1, 2019 and provided that the Company has not received either (i) initial deposits for at least eight 2 MW Power Oxidizer units or (ii) firm purchase orders totaling not less than $3,500,000 and initial payment collections of at least $1,600,000, in each case during the period commencing on the issuance date of the 2016 Senior Notes and ending on December 31, 2018, the holder of the Senior Note may require the Company to redeem all or any portion of its Senior Note at a price equal to 100% of the Conversion Amount being redeemed.

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

Note 9—Convertible Unsecured Notes

Convertible Unsecured Notes payable consisted of the following:

	Notes	Debt Discount	Net Total
Balance at December 31, 2017	$1,250,000	$—	$1,250,000
Discount for additional beneficial conversion feature	—	(450,000)	(450,000)
Amortization of debt discount	—	52,000	52,000
	1,250,000	(398,000)	852,000
Less: current portion	$(1,250,000)	$398,000	$(852,000)
Long term portion	$—	$—	$—

Concurrent with the issuance of the June 2018 Senior Notes and execution of related amendments to the other Senior Notes described in Note 8, the Company and certain investors agreed to amend the Convertible Unsecured Notes to reduce the conversion price from $2.50 per share of common stock to $0.25 per share of common stock, which conversion price was $0.10 lower than the closing price of the Company’s common stock on such date. We evaluated the conversion price adjustment to determine whether the change should be recorded as a debt extinguishment or a modification of terms and determined that the price adjustment should be accounted for as a modification. The intrinsic value, or $0.10 per share of common stock, resulted in an additional beneficial conversion feature for the Convertible Unsecured Notes of $450,000. This additional beneficial conversion feature was recorded as an additional Convertible Unsecured Notes discount and will be amortized ratably over the remaining life of the Convertible Unsecured Notes.

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

The Convertible Unsecured Notes bear interest at a rate of 12% per annum and were scheduled to mature on September 1, 2017; provided, however, that the Company may not prepay any portion of the outstanding principal and accrued and unpaid interest under the Convertible Unsecured Notes so long as any of the Senior Notes remain outstanding and in no event will the maturity date of such Convertible Unsecured Notes be earlier than at least ninety-one (91) days after the maturity date under the Senior Notes. As of June 30, 2018, the Convertible Unsecured Notes remain outstanding. The Convertible Unsecured Notes are subordinate to the Senior Notes described in Note 8. The Convertible Unsecured Notes were initially convertible at the option of the holder into common stock at a conversion price of $4.31 per share and will automatically convert into shares of common stock in the event of a conversion of at least 50% of the then outstanding (i) principal, (ii) accrued and unpaid interest with respect to such principal and (iii) accrued and unpaid late charges, if any, with respect to such principal and interest, under the Senior Notes. In connection with the issuance of the 2016 Senior Notes and amendment and restatement of the 2015 Senior Notes, the conversion price was reduced to $2.50 per share. The Convertible Unsecured Notes also contain a blocker provision that prevents the Company from effecting a conversion in the event that the holder, together with certain affiliated parties, would beneficially own in excess of 9.99% of the shares of common stock outstanding immediately after giving effect to such conversion. At any time after the issuance date of the Convertible Unsecured Notes, the Company may, at its option, redeem all or any portion of the then outstanding principal and accrued and unpaid interest with respect to such principal (the “Company Optional Redemption Amount”), at 100% of such aggregate amount; provided, however, that the Company may not redeem all or any portion of the Company Optional Redemption Amount so long as any of the Senior Notes remain outstanding without the prior written consent of the collateral agent with respect to such Senior Notes and certain investors holding the requisite number of conversion shares and warrant shares underlying the Senior Notes and related warrants.

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

Note 10—Capital Leases Payable

Capital Leases Payable

Capital leases payable consisted of the following:

	June 30, 2018 (unaudited)	December 31, 2017

Capital lease payable to De Lage Landen secured by forklift, 10.0% interest, due on October 1, 2018, monthly payment of $452	$3,000	$5,000
Capital lease payable to Dell Computers secured by computer equipment, 4.99% interest, due on May 1, 2020, monthly payment of $716	16,000	20,000
Total capital leases	$19,000	$25,000
Less: current portion	(11,000)	(13,000)
Long term portion of capital leases	$8,000	$12,000

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of June 30, 2018, are as follows:

	12 Months Ending June 30,	Amount
	2019	$12,000
	2020	8,000

Net minimum lease payments		$20,000
Less: amount representing interest		(1,000)
Present value of net minimum lease payments		$19,000
Less: current maturities of capital lease payables		(11,000)
Long term capital lease payables		$8,000

Note 11—Equity

During the six months ended June 30, 2018, the Company issued 25,000 shares of common stock in exchange for services valued at $20,000.

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

Restricted stock activities during the three months ended June 30, 2018 were as follows:

		Weighted
		Average
		Grant
	Shares	Price
Balance, December 31, 2017	210,000	$1.55
Granted	—	$—
Vested	(148,750)	$—
Unvested balance, June 30, 2018	61,250	$1.55

Expenses related to vesting of restricted stock are included in stock-based compensation expense. The remaining unvested shares of restricted stock vest 50% per year on June 30, 2019 and 2020.

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

On July 15, 2015, the Company’s board of directors approved the 2015 Omnibus Incentive Plan (the “2015 Plan”), which was approved by the Company’s stockholders on August 28, 2015. Upon adoption, the 2015 Plan authorized us to grant up to 300,000 shares of the Company’s common stock and replaced the 2013 Equity Incentive Plan. As a result of the approval of the 2015 Plan, no additional grants will be made under the 2013 Plan. On August 22, 2016, the Company’s board of directors approved an amendment to the 2015 Plan to increase the total authorized pool available under the 2015 Plan to 600,000 shares of the Company’s common stock, subject to automatic increase for any shares subject to outstanding awards under the 2013 Plan that are subsequently canceled or expire. The Company’s stockholders approved the foregoing amendment on September 26, 2016. As of June 30, 2018, the Company had issued 210,000 shares of common stock and options to purchase an aggregate of 444,000 shares of common stock under the 2015 Plan.

The 2015 Plan permits the granting of any or all of the following types of awards: incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards, and performance awards payable in a combination of cash and company shares. As of June 30, 2018, 112,483 shares of the Company’s common stock were available for issuance under the 2015 Plan.

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

At June 30, 2018, total unrecognized deferred stock compensation expected to be recognized over the remaining weighted average vesting periods of 1.89 years for outstanding grants was $0.6 million.

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

Stock-based award activity was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Balance, December 31, 2017	668,607	$6.21	7.38	$—
Forfeited or granted during 2018	(26,626)	9.80	—	—
Balance, June 30, 2018	641,981	$6.06	6.26	$—
Exercisable on June 30, 2018	479,528	$7.15	5.48	$—

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

The options granted have a contract term ranging between three and ten years. Options granted typically vest over a four-year period, with 25% vesting after one year and the remainder ratably over the remaining three years.

Of the Company’s outstanding options, options to purchase 209,688 shares of the Company’s common stock were outstanding and options to purchase 200,552 shares of the Company’s common stock were exercisable under the 2013 Plan and options to purchase 432,293 shares of the Company’s common stock were outstanding with 278,976 exercisable under the 2015 Plan on June 30, 2018.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2018:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	of	Contractual	Exercise	of	Exercise
Exercise Prices	Shares	Life	Price	Shares	Price
		(In years)
$0–$10.00	515,748	7.28	$3.35	354,859	$3.62
$10.01–$15.00	26,300	5.49	$12.50	24,736	$12.50
$15.01–$20.00	84,845	0.99	$17.50	84,845	$17.50
$20.01–$25.00	15,088	2.39	$23.20	15,088	$23.20
	641,981	6.26	$6.06	479,528	$7.15

Stock-based compensation expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$46,000	$134,000	$97,000	$303,000
General and administrative	108,000	249,000	151,000	350,000
	$154,000	$383,000	$248,000	$653,000

Warrants

From time to time, we issue warrants to purchase shares of our common stock to investors, note holders and to non-employees for services rendered or to be rendered in the future. The following table represents the activity for warrants outstanding, exchanged, and issued for the six months ended June 30, 2018.

		Weighted
	Number	Average
	of	Exercise
	Shares	Price
Balance outstanding at December 31, 2017	6,084,603	$3.38
Issued for 2018 Senior Notes	355,551	1.50
Issued for June 2018 Senior Notes	878,889	0.30
Balance outstanding at June 30, 2018	7,319,043	$2.47

All warrants were exercisable at June 30, 2018, the weighted average exercise price per share was $2.47 and the weighted average remaining life was 3.54 years. The warrants outstanding as of June 30, 2018 had an intrinsic value of $176,000 relating solely to the June 2018 warrant series.

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

On June 5, 2018, the Company issued warrants to purchase up to an aggregate of 878,889 shares of common stock to the holders of the June 2018 Senior Notes with an exercise price of $0.30 per share. The Company incorporated the fair value of the warrants issued of $227,000, valued using the Black-Scholes pricing model, into the debt discount recorded for the June 2018 Senior Notes, as described in Note 8.

Warrants outstanding as of June 30, 2018 consist of:

	Issue Date	Expiry Date	Number of Warrants	Exercise Price per Share
2013 Services Warrants—July	Jul-13	Jul-18	9,494	$37.50
2013 Services Warrants—August	Aug-13	Aug-18	729	37.50
2013 Services Warrants—November	Nov-13	Nov-18	2,400	50.00
2014 Services Warrants—April(1)	Apr-14	Apr-19	13,657	39.00
2014 Services Warrants—September(2)	Aug-14	Aug-19	16,000	25.00
2014 PIPE Warrants—September(3)	Sept-14	Sept-18	26,500	25.00
2014 Services Warrants—November(4)	Nov-14	Nov-18	6,500	25.00
2014 Settlement Warrants—December(5)	Dec-14	Dec-19	38,464	25.00
2015 Senior Notes Warrants(6)(14)	Apr/May-15	Apr/May-20	219,785	3.00
2015 Services Warrants—May(7)	May-15	May-20	5,514	12.50
2015 LOC Guarantee Warrants—November(8)	Nov-15	Nov-20	74,000	3.00
2015 Debt Amendment Warrants—December(9)(15)	Dec-15	Dec-20	50,000	3.00
2015 PIPE Warrants—December(10)	Dec-15	Dec-20	312,500	4.00
2016 Debt Amendment Warrants—February(11)(15)	Feb-16	Feb-21	50,000	3.00
2016 Debt Amendment Warrants—March(12)(15)	Mar-16	Mar-21	500,000	3.00
2016 Convertible Unsecured Notes Warrants (13)	Sep–Dec-16	Sep–Dec-21	312,499	3.00
2016 Senior Notes Warrants	Dec-16	Dec-21	3,720,839	3.00
2017 Convertible Unsecured Notes Warrants (13)	Jan-17	Jan-22	62,500	3.00
2017 Backstop Warrants	Apr-17	Apr-22	41,000	3.00
2017 Senior Notes Warrants	Sep/Nov/Dec-17	Sep/Nov/Dec-22	622,222	1.50
2018 Senior Notes Warrants	Jan/Mar-18	Jan/Mar-23	355,551	1.50
June 2018 Senior Notes Warrants	Jun-18	Jun-23	878,889	0.30
Warrants outstanding and exercisable at June 30, 2018			7,319,043	$2.47

(1)	The 2014 Services Warrants—April were issued for fees incurred in conjunction with the issuance of convertible notes in 2014. The warrants were valued on the issuance date at $11.50 per share in conjunction with the valuation approach used for the initial valuation of the warrants issued in connection with the convertible notes issued in 2014.

(2)	The 2014 Services Warrants—September were issued to a consultant in exchange for advisory services with no readily available fair value. The warrants were originally issued at an exercise price of $39.00 per share and had a one-time price reset provision to the exercise price of the warrants issued to investors in the convertible notes offering in April 2014 if the exercise price of such convertible notes warrants changed prior to September 30, 2014. On September 22, 2014, the exercise price was changed to $25.00 per share. There are no further exercise price changes for this warrant series. The warrants were valued using the Black-Scholes option pricing model at $131,000 on the issuance date with an additional $6,000 recorded to expense on September 22, 2014 to reflect the change in fair value resulting from the exercise price change.

(3)	On September 22, 2014, the Company issued warrants to purchase up to 26,500 shares of common stock with an exercise price of $25.00 per share in conjunction with placement agent services for the Company’s September 2014 private equity placement. The warrants were valued using the Black-Scholes option pricing model at $296,000 on the issuance date.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

(4)	On November 26, 2014, the Company issued warrants to purchase up to 6,500 shares of common stock with an exercise price of $25.00 per share for compensation for investor relations services provided. The warrants were valued using the Black-Scholes option pricing model at $43,000 on the issuance date.

(5)	On December 1, 2014, the Company issued warrants to purchase up to 19,232 shares of common stock with an exercise price of $39.00 per share and on December 15, 2014 issued warrants to purchase up to 19,232 shares of common stock with an exercise price of $25.00 per share to settle potential legal disputes resulting from claims made by the investors in the November 2013 private equity placement. The warrants issued on December 1, 2014 were issued concurrent with the issuance of 8,462 shares of the Company’s common stock in partial settlement of the potential legal disputes arising from claims by two investors. The Company settled all remaining potential legal disputes with all of the remaining investors in the November 2013 private placement on December 15, 2014 by issuing the second tranche of warrants and setting the exercise price of each warrant series issued at $25.00 with no further reset provisions. The combined issuance of the warrants and expense resulting from any price changes were valued using the Black-Scholes option pricing model at $246,000 and expensed to general and administrative expense.

(6)	On April 23, 2015, the Company issued warrants to purchase up to 136,267 shares of common stock and on May 7, 2015, the Company issued warrants to purchase up to 83,518 shares of common stock, each with an exercise price of $12.50 per share in conjunction with the issuance of the 2015 Senior Notes. The warrants were valued using the Black-Scholes option pricing model at $2,139,000 on the issuance date. On August 24, 2016, the exercise price of the warrants was reduced to $4.00 per share. Concurrent with the issuance of the 2016 Senior Notes, the exercise price of the warrants was further reduced to $3.00 per share.

(7)	On May 1, 2015, the Company issued warrants to purchase up to 5,514 shares of common stock with an exercise price of $12.50 per share in conjunction with placement agent services for the Company’s May 2015 private equity placement. The warrants were valued using the Black-Scholes option pricing model at $56,000 on the issuance date.

(8)	On November 2, 2015, the Company issued warrants to purchase up to 74,000 shares of common stock with an exercise price of $15.00 per share in conjunction with the Letter of Credit described in Note 15. The warrants were valued using the Black-Scholes option pricing model at $246,000 on the issuance date. The warrants are exercisable beginning on November 1, 2016. On April 2017, the exercise price was reduced to $3.00 per share as a term of an amendment to the backstop security.

(9)	On December 30, 2015, the Company issued warrants to purchase up to 50,000 shares of common stock with an initial exercise price of $12.50 per share in conjunction with an amendment of the 2015 Senior Notes in December 2015. On June 30, 2016, concurrent with the issuance of the March 2016 Warrants, the exercise price was reduced to $5.00 per share. On August 24, 2016, the exercise price of the warrants was reduced to $4.00 per share. Concurrent with the issuance of the 2016 Senior Notes, the exercise price of the warrants was further reduced to $3.00 per share.

(10)	On December 31, 2015, the Company issued warrants to purchase up to 312,500 shares of common stock with an initial exercise price of $5.00 per share in conjunction with the December private equity placement (the “December PIPE”). The warrants initially provided that if, prior to the earlier of June 30, 2016 or thirty days after the date on which the December PIPE shares and underlying warrants are registered for resale, the Company issued common share derivative securities at a price per share less than $5.00 per share, the Company was obligated to reduce the exercise price of the December PIPE warrants to a price per share equal to the newly issued shares or derivative common stock securities. This price protection clause expired on June 30, 2016. On August 24, 2016, the exercise price of the warrants was reduced to $4.00 per share.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

(11)	On February 2, 2016, the Company issued warrants to purchase up to 50,000 shares of common stock with an initial exercise price of $12.50 per share in conjunction with an amendment of the 2015 Senior Notes in December 2015. The warrants were valued using the Black-Scholes option pricing model at $148,000 on the issuance date and were recorded as a derivative liability and additional debt discount. The warrants provided that, in the event that the Company issued additional common stock derivative securities at a price per share less than the exercise price, the Company was obligated to reduce the exercise price of the February 2016 Warrants to a price per share equal to the newly issued shares or derivative common stock securities. On March 31, 2016, concurrent with the issuance of the additional debt amendment warrants, the exercise price was reduced to $5.00 per share. This price protection clause expired on June 30, 2016. On August 24, 2016, the exercise price of the warrants was reduced to $4.00 per share. Concurrent with the issuance of the 2016 Senior Notes, the exercise price of the warrants was further reduced to $3.00 per share.

(12)	On March 31, 2016, the Company issued warrants to purchase up to 500,000 shares of common stock with an initial exercise price of $5.00 per share in conjunction with an amendment of the 2015 Senior Notes in December 2015. The warrants were valued using the Black-Scholes option pricing model at $1,497,000 on the issuance date and were recorded as a derivative liability and additional debt discount. The warrants provided that, in the event that the Company issued additional common stock derivative securities at a price per share less than the exercise price, the Company was obligated to reduce the exercise price of the March 2016 Warrants to a price per share equal to the newly issued shares or derivative common stock securities. This price protection clause expired on June 30, 2016. On August 24, 2016, the exercise price of the warrants was reduced to $4.00 per share. Concurrent with the issuance of the 2016 Senior Notes, the exercise price of the warrants was further reduced to $3.00 per share.

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

Our customers have a limited right to return our products which is not expected to be material and would further result in cancellation penalties. We provide a warranty on some of our products ranging from nine months to one year, depending on the contract with an option to purchase extended warranties. The amount accrued for expected returns and warranty claims was immaterial as of June 30, 2018.

Contract Balances

All of the current contracts are expected to be completed within one year. We have elected to use the practical expedient in 340-40-25-4 (regarding the incremental costs of obtaining a contract) for costs related to contracts that are estimated to be complete within one year and as a result, we have not recognized a contract asset account. If we had chosen not to use this practical expedient, we would not expect a material difference in the contract balances. For our product sales where amounts received or expected to be received are less than the expected costs of a contract, we record contract loss provisions and contract loss liabilities. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimate of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. As of June 30, 2018 and December 31, 2017, we had provisions for contract losses of $427,000 and $617,000, respectively.

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

Significant Judgments

For license or royalty based revenue contracts, we invoice the customer when the performance obligation is satisfied and payment is due. For our royalty-based contract with Dresser-Rand, we invoice 50% of the order upon license order placement and the second 50% on the earlier of subsequent unit delivery or 12 months, whichever occurs first. For our products sold under contract, terms such as progress billings or longer terms are agreed to on a case-by-case basis. We do not have significant financing components, non-cash consideration, or variable consideration except that our royalty-based unit licenses vary by the value of the unit sold, which is established at order placement. As of June 30, 2018, we had $4.2 million allocated to performance obligations that were unsatisfied and we expect those obligations to be satisfied within one year.

Disaggregation of Revenue

All revenue recognized in the condensed consolidated statement of operations is considered to be revenue from contracts with customers. For the three and six months ended June 30, 2018, all revenues were associated with technology transfer licenses under fixed-fee arrangements.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Note 14—Related Party Transactions

Between September 2017 and June 2018, we sold and issued to 26 accredited investors 2017 Senior Notes, 2018 Senior Notes and June 2018 Senior Notes in an aggregate principal amount of approximately $2.8 million, five-year warrants to purchase an aggregate of 977,773 shares of our common stock at an exercise price of $1.50 per share and five-year warrants to purchase an aggregate of 878,889 shares of our common stock at an exercise price of $0.30 per share, with aggregate net proceeds to us of approximately $2.5 million of cash and conversion of $0.1 million of accrued liabilities. The following officers and directors participated in such transactions, in which they purchased the number of securities listed adjacent to their name.

Name	Position with Company	Principal Amount of Notes ($)		Number of Shares Underlying Warrants (#)		Aggregate Purchase Price ($)
Domonic J. Carney	Chief Financial Officer	87,222	(1)	34,888		78,500
Mark Owen	Vice President, Business Development	34,722		13,888		31,250
Douglas Hamrin	Vice President, Engineering	25,278		10,111		22,750
Michael Hammons	Director	33,334		57,778	(2)	30,000

(1)	Includes 2017 Senior Notes in the principal amounts of $27,778 and $8,333 purchased in the name of Charles Schwab & Co Inc. FBO Domonic Carney IRA in September and December 2017, respectively, over which Mr. Carney has investment control and which securities he may be deemed to beneficially owned.

(2)	Includes warrants to purchase 2,222 shares of common stock at an exercise price of $1.50 issued in January 2018 and warrants to purchase 55,556 shares of common stock at an exercise price of $0.30 per share issued in June 2018.

In December 2016, we sold and issued to 21 accredited investors the 2016 Senior Notes in an aggregate principal amount of approximately $3.7 million and five-year warrants to purchase an aggregate of 1,498,622 shares of our common stock at an exercise price of $3.00 per share, with aggregate net proceeds to us after a ten percent original issue discount and placement agent fee of approximately $3.0 million (the “December 2016 Financing”). The following current and former officers and directors participated in the December 2016 Financing, in which they purchased the number of securities listed adjacent to their name.

Name	Position with Company	Principal Amount of Notes ($)	Number of Shares Underlying Warrants (#)	Aggregate Purchase Price ($)
Alain J. Castro	Former Director and Chief Executive Officer	28,000	11,200	25,200
Stephen Markscheid	Director	20,000	8,000	18,000

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

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Through March 31, 2017, our headquarters was located at 9400 Toledo Way, Irvine, California 92618.  The property consisted of a mixed use commercial office, production, and warehouse facility of 32,649 square feet and expired December 31, 2016. We extended the lease at a reduced rate until March 31, 2017.  The monthly rent was $15,000 per month for the three months ended March 31, 2017. As of April 1, 2017, our headquarters are located at 8965 Research Drive, Irvine, California 92618 and consists of a mixed use commercial office of 4,960 square feet. From January through March 2017, our monthly rent was $15,000 for the Toledo Way property holdover and, from April 1, 2017, our monthly rent is $10,168 per month, with annual escalations on April 1, 2018 to $10,473 per month and on April 1, 2019 to $10,787 per month for the Research Drive property. The Toledo Way lease terminated on April 1, 2017 and the Research Drive property lease expires on March 31, 2020. Our rent expense under these leases was $37,000 and $67,000 for the three and six months ended June 30, 2018 and 2017, respectively.

Future minimum rental payments under operating leases that have initial noncancelable lease terms in excess of one year as of June 30, 2018 are as follows:

Six months ending December 31, 2018	$63,000
Year ending December 31, 2019	128,000
Year ending December 31, 2020	32,000
Total	$223,000

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

Note 16—Subsequent Events

None.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise indicated, the following discussion and analysis of our financial condition is as of June 30, 2018 Our results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Overview

Our proprietary and patented Power Oxidation technology is designed to create greater industrial efficiencies by providing the opportunity to use sub-premium organic gases and compounds as a fuel source; thereby decreasing both industrial operating costs and significantly reducing environmentally harmful gaseous emissions. Either as a standalone fuel source or as a supplement to a premium fuel source, our Power Oxidizers utilize and eliminate low-quality organic waste compounds, including organic gases such as methane as well as volatile organic compounds (VOCs) such as solvents or paint thinners. We design, develop, license, manufacture and market our Power Oxidizers, which, when bundled with an electricity generating turbine in the 250 kilowatt, or kW, and 2 megawatt, or MW, sizes, are called Powerstations. We currently partner and are pursuing partnerships with large established manufacturers to integrate our Power Oxidizer with their gas turbines, with the goal to open substantial new opportunities for our partners to market these modified gas turbines to industries for which traditional power generation technologies previously were not technically feasible. We currently manufacture our Powerstations in the 250 kW size and manufactured the Power Oxidizer for the 2 MW size for the initial two units sold. Going forward, pursuant to the CMLA (as defined below), our 2 MW partner, Dresser-Rand a.s., a subsidiary of Dresser-Rand Group Inc., a Siemens company, or Dresser-Rand, will manufacture the 2 MW Power Oxidizers under a manufacturing license and will pay us a non-refundable license fee for each unit manufactured by Dresser-Rand.

Historically, basic industries such as Petroleum, Plastics, Steel and Paper have consumed electricity in their manufacturing processes and created heat for their manufacturing processes through the burning of fossil fuels in a combustion chamber. Nearly all such combustion chambers use high quality premium fuels and burn those fuels at high temperatures, while low-quality waste gases and VOCs were typically destroyed or vented into the atmosphere. Our technology utilizes these waste gases by modifying turbines with our gradual oxidation vessel. Inside this vessel, gases are injected and diffused to facilitate an oxidation reaction under optimized pressure and temperature conditions. This reaction occurs as a sustainable exothermic reaction which converts hydrocarbon gases or VOCs into heat and at sufficient temperature and residence time to also destroy other contaminants and thereby return a nearly contaminant-free source of heat energy. This heat then powers additional third-party equipment such as a turbine in a combined heat and power application to create electricity and with sufficient residual heat to operate industrial heat equipment such as boilers, ovens, or dryers. This technology unlocks a new, global source of clean power generation (electricity, steam and/or heat energy) while reducing harmful emissions. Our Power Oxidizers can utilize unrefined methane gas from landfills and anaerobic digesters, which provide us with a lower fuel cost than existing and standard Combined Heat and Power, or CHP, or co-generation equipment. Our goal is to enable industrial process facilities to generate clean energy from their existing waste gases as a full or partial fuel source, thus reducing the amount of energy they purchase from their regional utilities, and simultaneously reducing their pollution profile, including costs of compliance with local, state, and federal air quality regulations, by avoiding or reducing their reliance on the chemicals, catalysts and complex permitting required by existing pollution abatement systems.

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

We expect to integrate our Power Oxidizer technology into additional sized gas turbines as well as other “downstream” applications that can use the heat generated by our Power Oxidizers to power other industrial applications. We believe other waste gas-to-heat opportunities, powered by an ultra-low pollution Power Oxidizer, include: (i) the generation of steam from coupling a Power Oxidizer with a traditional steam boiler, (ii) use in industrial grade dryers for kilns or industrial drying customer requirements, and (iii) use in industrial chiller units for customers requiring cold air or water in their processes. We further expect to integrate our Power Oxidizer technology into “upstream” equipment such as anaerobic digesters and rotary concentrators which will serve to expand our potential fuel sources from sub-premium fuels such as volatile organic compounds (VOCs) and unrefined hydrocarbon gases. These additional fuel sources are expected to reduce the annual fuel-related operating costs of projects that incorporate our Power Oxidizers and become a significant competitive advantage.

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

Dresser-Rand 2 MW Integration

On November 14, 2014, we entered into a Commercial License Agreement, or, as amended, the CLA, with Dresser-Rand through our wholly-owned subsidiary, Ener-Core Power, Inc., which granted Dresser-Rand the right to market and sell the Dresser-Rand KG2-3GEF 2 MW gas turbine coupled with our Power Oxidizer, as a Combined PowerStation System, and the exclusive right to commercialize our Power Oxidizer within the 1–4 MW range of power capacity, bundled with the Dresser-Rand KG2 gas-turbine product line. Between November 14, 2014 and December 31, 2016, we integrated the equipment and conducted field tests on the initial Combined System, which consists of a Dresser-Rand KG2-3GEF 2 MW gas turbine coupled with our Power Oxidizer, located in Corona, California. By April 2017, with the execution of the amendment of the CMLA, as described below, we had passed all required field tests on the initial Combined System and were required to conduct one additional field test on one of the two production systems located at the Stockton, California biorefinery site owned by Pacific Ethanol, Inc., or Pacific Ethanol, which we sold to Dresser-Rand and delivered to the installation site in Stockton in October 2016. In December 2016, we combined the two 2 MW Power Oxidizers with two KG2 turbines and installed the resulting two Combined Systems. In April 2017, we conducted the tests on one of the Combined Systems in Stockton and, in May 2017, provided the test results to Dresser-Rand for its review. The two Combined Systems made operational in January 2018 but were unable to be fully commissioned for reasons unrelated to the Power Oxidizer components. Full commissioning and handoff of the two Combined Systems is underway and is expected in the third quarter of 2018.

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

In May 2016, we received a conditional purchase order for four 250 kW Powerstations, which are scheduled to be installed at the Toyon Canyon landfill site in Los Angeles, California in the middle of 2018. This order is valued at approximately $4.0 million and is subject to additional pre-sales engineering and permitting requirements, which have been delayed. We continue to be involved in the pre-sales activity for this project and we expect an ordering decision in the third quarter of 2018.

In April 2017, we executed an amendment to the CMLA with Dresser-Rand, pursuant to which Dresser-Rand paid us $1.2 million in April 2017 and a further $250,000 in July 2017. These payments represent an advance payment on a portion of future license fees for KG2/PO units to be sold under the CMLA. We have not, as yet, received a purchase order for any system subject to these license fee advances. As such, we do not consider the $1.45 million of advances to be backlog as of August 21, 2018.

Dresser-Rand Initial Commercial Activity

In January 2015, Pacific Ethanol announced the first sale of the new KG2-3GEF/PO unit, which placed a two unit order with Dresser-Rand. Pursuant to the terms of the CLA, we began working on the initial phase of these two systems immediately after the announcement of the order received by Dresser-Rand from Pacific Ethanol. In August 2015, we received a binding purchase order from Dresser-Rand for two KG2/PO Power Oxidizer units rated for 1.75 MW for a total purchase price of $2.1 million, subsequently changed to $2.0 million by mutual agreement. We received the entire $2.0 million purchase price in the fourth quarter of 2015 after we satisfied the Dresser-Rand performance security requirement in November 2015. In September 2016, we secured the release of the license fees payable from Dresser-Rand, which had previously been placed in an escrow account and which were contingent upon satisfaction of the “Full-Scale Acceptance Test,” or FSAT, a technical milestone under the CLA that included a multitude of tests using a full, working Combined System. We received $1.1 million in cash, representing the $1.6 million license fee net of $500,000 paid to Dresser-Rand for engineering services. We recognized $1.1 million of net license fees as revenues for the six months ended June 30, 2018, effective on the date the two Pacific Ethanol units were placed into initial operation through grid synchronization, representing a successful technology integration milestone.

Other Commercial Efforts

In May 2015, we received an award for our second commercial EC250 Powerstation as part of a California Energy Commission award of $1.5 million to the University of California, Irvine’s Advanced Power & Energy Program. We received a formal purchase order of approximately $900,000 in the third quarter of 2015 and through June 30, 2018, we have billed and collected $815,000. We anticipate that delivery and commission of this Powerstation will occur in 2018.

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

We recognized $1.1 million of license fee revenues for the six months ended June 30, 2018 from previously recorded deferred revenues. We evaluated the revenue recognition under the new applicable accounting guidance, Topic 606, and determined that the revenue recognition for the licensing fees was tied to the transfer of technology and the integration of the technology embedded in the Power Oxidizers with the Dresser-Rand KG2 units. Upon the commercial installation of the units, and since the units had in excess of 1,000 hours of commercial operation during the six months ended June 30, 2018, the use of the technology was transferred, and the revenue cycle was completed.

Of our remaining deferred revenues:

●	We have $2.0 million of deferred revenues for the Power Oxidizers sold to Dresser-Rand since the commissioning of these units was not completed as of June 30, 2018;

●	We have $0.8 million of deferred revenues for the Powerstation sold to the California Energy Commission since the unit was not commissioned as of June 30, 2018; and

●	We have the $1.5 million of deferred license fees paid by Dresser-Rand since the underlying units associated with those license fees were not sold or delivered by Dresser-Rand.

Management Change

On December 17, 2017, we and Alain Castro, our former Chief Executive Officer, entered into a Separation Agreement pursuant to which we and Mr. Castro mutually agreed to terminate Mr. Castro’s employment, as well as his position as our Chief Executive Officer, effective as of a date no later than May 31, 2018. Beginning in January 2018, the our Board of Directors began an executive search for Mr. Castro’s replacement. On May 31, 2018, Mr. Castro resigned as a director and our Chief Executive Officer. Effective on June 1, 2018, our Board of Directors named our Chief Financial Officer as our Interim President and Principal Executive Officer until we identify a replacement for Mr. Castro.

Operating Losses

For the six months ended June 30, 2018, we recognized $1,100,000 of license revenue associated with the successful technology transfer, as reduced by $1,993,000 of operating expenses, for operating loss of $893,000. This compares to an operating loss of $3,218,000 for the six months ended June 30, 2017 on no revenues. Notwithstanding the foregoing, the license revenues recognized for the technology transfer to Dresser-Rand are non-recurring in nature, and we anticipate that future operating income or losses will depend on sales-based royalties which have not, as yet, been realized.

Operating Expense Reduction

Beginning in the second quarter of 2016, we identified and implemented cost reductions, primarily the reduction of employee and consulting headcount and professional services, and we implemented additional cost reductions later in 2016 and into 2017. During 2017, we reduced our headcount downsized our office and manufacturing facilities and eliminated additional consultants. Our goal beyond 2017 was to bring our “Non-GAAP” cash-basis operating expenses (consisting of GAAP basis operating expenses adjusted for capitalized recurring expenses and excluding stock compensation and depreciation) to below $1.0 million per quarter on a recurring basis and to receive payments from customers and licensors which will offset, in part, our research and development spending and further reduce our cash burn.

For the three months ended June 30, 2018, the following table reconciles our operating expenses to this target:

Three Months Ended June 30, 2018 (unaudited)

Operating Expenses	$979,000
Less:
Stock-based compensation	(154,000)
Depreciation and amortization	(82,000)
Adjusted “Non-GAAP” cash basis operating expenses	$743,000

During the quarter ended June 30, 2018 we did not allocate any recurring operating expenses to inventory.

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

On June 5, 2018, we entered into a securities purchase agreement pursuant to which we issued convertible senior secured promissory notes in the aggregate principal amount of approximately $439,444, or the June 2018 Senior Notes, and related warrants to purchase an aggregate of 878,889 shares of common stock at an exercise price of $0.30 per share, with aggregate cash gross proceeds to us of approximately $394,500. The June 2018 Senior Notes are convertible into shares of common stock at a price of $0.25 per share. The June 2018 Senior Notes rank pari passu with the 2018 Senior Notes, 2017 Senior Notes, 2016 Senior Notes (as defined below) and 2015 Senior Notes (as defined below). The closing of the June 2018 Senior Notes financing occurred on June 5, 2018.

Concurrent with the June 5, 2018 third closing, all previously outstanding convertible senior secured promissory notes, or Senior Notes, and convertible unsecured notes, or Convertible Unsecured Notes had the conversion price reset from $2.50 per share to $0.25 per share.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant items subject to such estimates and assumptions include but are not limited to: collectability of receivables; the valuation of certain assets, useful lives, judgement on potential asset impairment and carrying amounts of property and equipment, equity instruments and share-based compensation; provision for contract losses; valuation allowances for deferred income tax assets; and exposure to warranty and other contingent liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Foreign Currency Adjustments

At June 30, 2018 and December 31, 2017, we did not hold any foreign currency asset or liability amounts. Gains and losses resulting from foreign currency transactions are reported as other income in the period they occurred.

Concentrations of Credit Risk

Cash and Cash Equivalents

We maintain our non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation, or FDIC, provides insurance coverage of up to $250,000. For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to these deposits. At June 30, 2018, we had $0 in excess of the FDIC limit.

We consider all highly liquid investments available for current use with an initial maturity of three months or less and are not restricted to be cash equivalents. We invest our cash in short-term money market accounts.

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for international customers are supported by guarantees or letters of credit. For those customers to whom we extend credit, we perform periodic evaluations of them and maintain allowances for potential credit losses as deemed necessary. We generally do not require collateral to secure accounts receivable. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2018 and December 31, 2017, two customers accounted for 100% of our accounts receivable.

Accounts Payable

As of June 30, 2018 and December 31, 2017, five vendors collectively accounted for approximately 55% and 53% of our total accounts payable, respectively.

Inventory

Inventory, which consists of raw materials and work-in-progress, is stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method. At each balance sheet date, we evaluate our ending inventory for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. At June 30, 2018 and December 31, 2017, we did not have a reserve for slow-moving or obsolete inventory.

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

Accrued Warranties

Accrued warranties represent the estimated costs that will be incurred during the warranty period of our products. We make an estimate of expected costs that will be incurred by us during the warranty period and charge that expense to the condensed consolidated statement of operations at the date of sale. We also reevaluate the estimate at each balance sheet date and if the estimate is changed, the effect is reflected in the condensed consolidated statement of operations. We had no warranty accrual at December 31, 2017 or June 30, 2018. We expect that most terms for future warranties of our Powerstations and Oxidizers will be one to two years depending on the warranties provided and the products sold. Accrued warranties for expected expenditures within one year are classified as current liabilities and as non-current liabilities for expected expenditures for time periods beyond one year.

Intangible Assets

Our intangible assets represent intellectual property acquired during the reverse merger. We amortize our intangible assets with finite lives over their estimated useful lives.

Impairment of Long-Lived Assets

We account for our long-lived assets in accordance with the accounting standards which require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical carrying value of an asset may no longer be appropriate. We consider the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of June 30, 2018 and December 31, 2017, we do not believe there have been any impairments of our long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products will continue, which could result in impairment of long-lived assets in the future.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and capital lease liabilities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2018 and December 31, 2017. The carrying amounts of short-term financial instruments are reasonable estimates of their fair values due to their short-term nature or proximity to market rates for similar items.

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

Research and Development Costs

Research and development costs are expensed as incurred.  Research and development costs were $396,000 and $600,000 for the three months ended June 30, 2018 and 2017, respectively, and were $837,000 and $1,183,000 for the six months ended June 30, 2018 and 2017, respectively.

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

Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares had been issued and if the additional shares of common stock were dilutive.  Approximately 61.5 million and 9.8 million shares of common stock issuable from the combination of full exercise of all options and warrants, and all shares potentially issuable in the future under the terms of the convertible senior secured notes payable were excluded from the computation of diluted loss per share due to the anti-dilutive effect on the net loss per share at June 30, 2018 and 2017, respectively.

All share and per share amounts in the table below have been adjusted to reflect the 1-for-50 reverse split of our issued and outstanding common stock on July 8, 2015, retroactively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(2,852,000)	$(3,210,000)	$(4,040,000)	$(6,461,000)
Weighted average number of common shares outstanding:
Basic and diluted	4,106,393	4,063,660	4,097,277	4,007,953
Net loss attributable to common stockholders per share:
Basic and diluted	$(0.69)	$(0.79)	$(0.99)	$(1.61)

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018, COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues	$—	$—	$1,100,000	$—
Cost of goods sold	—	—	—	—
Gross profit	—	—	1,100,000	—

Operating expenses:
Selling, general, and administrative	583,000	1,004,000	1,156,000	2,035,000
Research and development	396,000	600,000	837,000	1,183,000
Total operating expenses	979,000	1,604,000	1,993,000	3,218,000
Operating loss	(979,000)	(1,604,000)	(893,000)	(3,218,000)

Other expenses:
Interest expense	(70,000)	(117,000)	(136,000)	(277,000)
Amortization of debt discount	(1,803,000)	(1,365,000)	(3,011,000)	(2,776,000)
Loss on disposition of assets	—	(124,000)	—	(137,000)
Loss on debt extinguishment	—	—	—	(10,000)
Loss on modification of convertible debt	—	—	—	(43,000)

Total other expenses	(1,873,000)	(1,606,000)	(3,147,000)	(3,243,000)
Loss before provision for income taxes	(2,852,000)	(3,210,000)	(4,040,000)	(6,461,000)
Provision for income taxes	—	—	—	—
Net loss	$(2,852,000)	$(3,210,000)	$(4,040,000)	$(6,461,000)

Loss per share—basic and diluted	$(0.69)	$(0.79)	$(0.99)	$(1.61)
Weighted average common shares—basic and diluted	4,106,393	4,063,660	4,097,277	4,007,953

Revenue, Cost of Goods Sold and Gross Profit (Loss)

For the three months ended June 30, 2018, we recognized no revenues. For the six months ended June 30, 2018, we recognized $1.1 million of license fee revenues. There were no revenues for the three or six months ended June 30, 2017.

We recorded no direct costs associated with the license revenues recognized for the technology transfer to Dresser-Rand during the six months ended June 30, 2018. Costs associated with the technology transfer were incurred prior to the six months ended June 30, 2018 and consisted of engineering and development costs incurred in prior periods and expensed as incurred to research and development expenses.

Estimated costs to construct and commission the initial two Power Oxidizers sold to Dresser-Rand that exceed collected billings are recorded as a contract loss provision to cost of goods sold in prior reporting periods. No such loss provisions were recorded to cost of goods sold in either of the three months ended June 30, 2018 or 2017.

Operating Expenses

Total operating expenses decreased by $625,000, or 40.0%, to $979,000 for the three months ended June 30, 2018 from $1,604,000 for the same period in the prior year. The reduction is primarily due to the results of cost savings efforts from reduced headcount costs, lower facilities costs associated with our headquarters move, lower contractor and professional fees, and lower stock-based compensation expenses.

Total operating expenses decreased by $1,225,000 or 38.1% to $1,993,000 for the six months ended June 30, 2018 from $3,218,000 for the same period in the prior year. The reduction is primarily due to the results of cost savings efforts begun in April 2016 and continuing throughout 2018, primarily driven by lower employee headcount as well as reduced lower facilities costs associated with our headquarters move, lower contractor and professional fees, and lower stock-based compensation expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses costs include officer compensation, salaries and benefits, stock-based compensation expense, consulting fees, legal expenses, intellectual property costs, accounting and auditing fees, investor relations costs, insurance, public company reporting costs and listing fees, and corporate overhead related costs.  Total selling, general and administrative expenses for the three months ended June 30, 2018 decreased $421,000, or 41.9%, to $583,000 from $1,004,000 for the same period of the prior year. The decrease was primarily due to $247,000 in employee and officer salaries and stock-based compensation charges, $78,000 in lower legal and professional expenses, $45,000 lower non-recurring charges relating to financing costs and $40,000 in lower travel, facilities, and other cost savings.

Total selling, general and administrative expenses for the six months ended June 30, 2018 decreased $879,000 or 43.2% to $1,156,000 from $2,035,000 for the same period of the prior year. The decrease was primarily due to reductions of $222,000 in professional services, $97,000 lower occupancy costs resulting from our facilities move in 2017, $188,000 lower salaries and benefits due to headcount reductions, reduction of $23,000 for travel-related costs, and $300,000 less in stock-based compensation.

Research and Development

Research and development costs include development expenses for the Power Oxidizer and integration expenses related to our Power Oxidizer products with other partners such as Dresser-Rand and include salaries and benefits, consultant fees, cost of supplies and materials for samples and prototypes, depreciation, as well as outside services costs.  Research and development expense for the three months ended June 30, 2018 decreased $204,000, or 34.0%, to $396,000 from $600,000 for the same period of the prior year.  The decrease is primarily due to decreased engineering headcount costs of $57,000, a decrease in stock-based compensation expense of $45,000, a decrease of $27,000 of outsourced research and development, and $67,000 in lower overhead expenses.

Research and development expense for the six months ended June 30, 2017 decreased $346,000, or 29.2%, to $837,000 from $1,183,000 for the same period of the prior year.  The decrease is primarily due to a $110,000 decrease in employee compensation due to headcount reductions, $105,000 less in stock-based compensation and $90,000 of rent and allocated overhead due to the headquarters move to our smaller facility. During the six months ended June 30, 2018, we capitalized $49,000 of employee-related expense into inventory in connection with the commissioning of the Pacific Ethanol units in Stockton, California.

Other Expenses:

Other expenses for the three and six months ended June 30, 2018 consisted of primarily non-cash interest on the outstanding Senior Notes and cash interest on outstanding Convertible Unsecured Notes and for the Company’s backstop security, which expired.

Other expenses for the three and six months ended June 30, 2017 consisted primarily of amortization of discount and deferred financing costs on the $9.1 million Senior Notes, cash and non-cash interest on the Convertible Unsecured Notes, cash payments on the Backstop Security collateral, and losses on conversions of Senior Notes principal resulting from acceleration of unamortized note discount related to the converted Senior Notes.

Net Loss

For the three months ended June 30, 2018 our net loss was approximately $2.9 million, primarily from selling, general and administrative expenses of $0.6 million, research and development costs of $0.4 million and $1.9 million of other expenses consisting of interest expense, of which $1.8 million is non-cash interest expense. For the three months ended June 30, 2017 our net loss was approximately $3.2 million, primarily from selling, general and administrative expenses of $1.0 million, research and development costs of $0.6 million, and $1.6 million of other expenses consisting primarily of interest expense, of which $1.4 million is non-cash interest.

For the six months ended June 30, 2018, our net loss was approximately $4.0 million, primarily from selling, general and administrative expenses of $1.2 million, research and development costs of $0.8 million, and offset by $1.1 million of gross margin resulting from the recognition of $1.1 million of license revenue in January 2018 and $3.2 million of other expenses consisting primarily interest expense, of which $3.0 million is non-cash interest expense. For the six months ended June 30, 2017, our net loss was approximately $6.5 million, primarily from selling, general and administrative expenses of $2.0 million, research and development costs of $1.2 million, and $3.2 million of other expenses consisting primarily of $3.0 million of interest expense, of which $2.8 million is non-cash interest expense and other expenses of $0.2 million including a non-recurring $0.1 million loss on disposition of assets related to our facilities move in March 2017.

Loss per share

Loss per share, basic and diluted were ($0.69) and ($0.79) for the three months ended June 30, 2018 and 2017, respectively and were ($0.99) and ($1.61) for the six months ended June 30, 2018 and 2017, respectively.

Liquidity

The following table sets forth our cash flow information as follows:

	Six Months Ended June 30,
	2018	2017	$ Change

Operating activities	$(1,242,000)	$(1,250,000)	$8,000
Investing activities	—	(67,000)	67,000
Financing activities	$1,054,000	(6,000)	1,060,000

Cash Flows used in Operating Activities

Our cash used in operating activities was approximately $1.2 million and $1.3 million for the six months ended June 30, 2018 and 2017, respectively. Cash used in operating activities for the six months ended June 30, 2018 of $1.3 million resulted from a net loss of approximately $4.0 million, reduced by net non-cash charges of $3.4 million for stock-based compensation, non-cash interest expense due to amortization of debt discount and deferred financing charges, and depreciation, and a change of $0.6 million in working capital, primarily due to a $1.1 million decrease in deferred revenues, a $0.2 million increase in inventory and prepaid expenses, offset by a $0.6 million increase in accounts payable and accrued expenses.

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

Cash Flows from Investing Activities

We had no cash flows from investing activities for the six months ended June 30, 2018. Cash provided by investing activities of $0.1 million for the six months ended June 30, 2017 was attributable to miscellaneous equipment and inventory sold during our facilities move.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2018 consisted of $1,060,000 of cash proceeds from the issuance of additional Senior Notes, reduced by $6,000 for the repayment of capital leases. Cash used from financing activities for the six months ended June 30, 2017 of $3,000 consisted of the repayment of existing capital leases for office equipment. Cash provided by financing activities for the six months ended June 30, 2017 of $6,000 consisted of the repayment of existing capital leases for office equipment.

Capital Resources

Our principal capital requirements are to fund our working capital requirements, invest in research and development and capital equipment and fund the continued costs of public company compliance requirements.  We have historically funded our operations through debt and equity financings.

From our inception, we have incurred losses from operations. For the six months ended June 30, 2018, we had operating loss of $1.0 million and had a net loss of approximately $4.0 million. As of June 30, 2018, we had an accumulated deficit of approximately $56.4 million. For the six months ended June 30, 2018, we used cash in operations of approximately $1.3 million, which raises substantial doubt about our ability to continue as a going concern.

We expect to continue to incur substantial additional operating losses from costs related to the continuation of product and technology marketing and administrative activities. Our cash on hand at June 30, 2018 was approximately $0.1 million.

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

Our principal sources of liquidity are cash and receivables.  As of June 30, 2018, cash and cash equivalents were $20,000, or 0.3% of total assets, compared to $0.2 million, or 3.3% of total assets, at December 31, 2017.  The decrease in cash and cash equivalents was primarily attributable to cash used in operating activities of $1.3 million offset by cash proceeds from Senior Notes of $1.1 million.

We have not yet achieved profitable operations and have yet to establish an ongoing source of revenue to cover operating costs and meet our ongoing obligations. Our cash needs for the next 12 months are projected to be in excess of $5 million, which includes the following:

●	Employee, occupancy and related costs: $2.1 million

●	Professional fees and business development costs: $0.6 million

●	Research and development programs: $0.3 million

●	Corporate filings: $0.5 million

●	Working capital: $1.5 million

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.   In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2018, the end of the quarterly period covered by this report, our management, under the supervision and with the participation of our Principal Executive Officer and Chief Financial Officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Based on the evaluation, our Principal Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were ineffective at the reasonable assurance level. Such conclusion is due to the presence of material weaknesses in internal control over financial reporting. Management anticipates that our disclosure controls and procedures will remain ineffective until such material weaknesses are remediated.

Changes in Internal Control over Financial Reporting

Remediation of Material Weaknesses

To address our material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

We are attempting to remediate the material weaknesses in our disclosure controls and procedures and internal controls over financial reporting identified above by refining our internal procedures (see below).  During the six months ended June 30, 2018, we initiated the following corrective actions, which management believes are reasonably likely to materially affect our financial reporting, as they are designed to remediate the material weaknesses as described above:

●	We have begun the process of further documenting our internal control structure.

●	We have begun an executive search for a new Chief Executive Officer.

●	We are in the process of further enhancing the supervisory procedures to include additional levels of analysis and quality control reviews within the accounting and financial reporting functions.

●	We are developing and implementing inventory control procedures.

●	We are evaluating our information technology internal control designs and we are developing and implementing systems and upgrades to our information technology systems.

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

Date: August 20, 2018	ENER-CORE, INC. (Registrant)

	By:	/s/ Domonic J. Carney
Domonic J. Carney Principal Executive Officer and Chief Financial Officer

EXHIBIT INDEX

			Incorporated by Reference
Exhibit				Filing		Filed
Number	Description of Exhibit	Form	File No.	Date	Exhibit	Herewith
4.1	Form of Convertible Senior Secured Promissory Note	8-K	001-37642	6/6/18	4.1

4.2	Form of Warrant	8-K	001-37642	6/6/18	4.2

4.3	Form of 2015 Amendment Agreement, effective as of June 5, 2018	8-K	001-37642	6/6/18	4.3

4.4	Form of 2016 Amendment Agreement, effective as of June 5, 2018	8-K	001-37642	6/6/18	4.4

4.5	Form of Bridge Amendment Agreement, effective as of June 5, 2018	8-K	001-37642	6/6/18	4.5

4.6	Form of Third Amendment to Convertible Unsecured Promissory Notes issued in September 2016, effective as of June 5, 2018	8-K	001-37642	6/6/18	4.6

4.7	Form of 2015 Amendment Agreement, effective as of June 30, 2018	8-K	001-37642	7/3/18	4.1

4.8	Form of 2016 Amendment Agreement, effective as of June 30, 2018	8-K	001-37642	7/3/18	4.2

4.9	Form of Bridge Notes Amendment Agreement, effective as of June 30, 2018	8-K	001-37642	7/3/18	4.3

4.10	Form of Convertible Notes Amendment Agreement, effective as of June 30, 2018	8-K	001-37642	7/3/18	4.4

10.1	Form of Securities Purchase Agreement, dated June 5, 2018, by and among Ener-Core, Inc. and certain investors set forth therein, including the form of Guaranty of Ener-Core Power, Inc.	8-K	001-37642	6/6/18	10.1

10.2	Form of Termination Agreement, by and among Ener-Core, Inc., Ener-Core Power, Inc., Anthony Tang and Empery Tax Efficient, LP, effective as of June 5, 2018	8-K	001-37642	6/6/18	10.2

10.3	Form of Third Amendment to Subordination and Intercreditor Agreement, dated September 1, 2016, by and among Ener-Core, Inc., Ener-Core Power, Inc., Longboard Capital Advisors LLC, Anthony Tang and Empery Tax Efficient, LP, effective as of June 5, 2018	8-K	001-37642	6/6/18	10.3

10.4	Form of Fourth Amendment to Pledge and Security Agreement, dated April 23, 2015, by and among Ener-Core, Inc., Ener-Core Power, Inc. and Empery Tax Efficient, LP, effective as of June 5, 2018	8-K	001-37642	6/6/18	10.4

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

#	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

