Form 10-Q
period 2018-09-30
Ener-Core, Inc.
filed 2018-11-20
CIK 1495536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

30100 Town Center Dr, Suite O-209

Laguna Niguel, California 92677

 (Address of principal executive offices and zip code)

(949) 732-4400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of November 18, 2018 there were 4,256,393 shares of the issuer’s common stock outstanding.

ENER-CORE, INC.

FORM 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

Index to the Financial Statements

Condensed Consolidated Balance Sheets—September 30, 2018 (unaudited) and December 31, 2017	2

Unaudited Condensed Consolidated Statements of Operations—For the Three and Nine Months Ended September 30, 2018 and 2017 (unaudited)	3

Unaudited Condensed Consolidated Statements of Cash Flows—For the Nine Months Ended September 30, 2018 and 2017 (unaudited)	4

Notes to Unaudited Condensed Consolidated Financial Statements	6

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

Ener-Core, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,000	$208,000
Accounts receivable	9,000	14,000
Inventory	3,047,000	3,028,000
Prepaid expenses and other current assets	365,000	333,000
Total current assets	$3,431,000	$3,583,000
Property and equipment, net	2,420,000	2,660,000
Intangibles, net	8,000	13,000
Deposits and other long term assets	--	32,000
Total assets	$5,859,000	$6,288,000
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$2,080,000	$1,749,000
Accrued expenses	1,964,000	1,380,000
Deferred revenues and customer advances	4,573,000	5,270,000
Accrued contract loss	391,000	617,000
Convertible unsecured notes payable, net of discounts	1,051,000	1,250,000
Convertible senior secured notes payable, net of discounts	8,698,000	5,994,000
Capital leases payable—short term	10,000	13,000
Total current liabilities	$18,767,000	$16,273,000
Long term liabilities:
Capital lease payable	6,000	12,000
Total liabilities	$18,773,000	$16,285,000
Commitments and contingencies (Note 15)
Stockholders’ deficit:
Preferred stock, $0.0001 par value. Authorized 50,000,000 shares; no shares issued and outstanding at September 30, 2018 and December 31, 2017	$—	$—
Common stock, $0.0001 par value. Authorized 200,000,000 shares; 4,206,393 and 4,081,393 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	47,831,000	42,342,000
Accumulated deficit	(60,745,000)	(52,339,000)
Total stockholders’ deficit	$(12,914,000)	$(9,997,000)
Total liabilities and stockholders’ deficit	$5,859,000	$6,288,000

See accompanying notes to condensed consolidated financial statements.

Ener-Core, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues	$—	$—	$1,100,000	$—
Cost of goods sold	—	—	—	—
Gross profit	—	—	1,100,000	—

Operating expenses:
Selling, general, and administrative	397,000	650,000	1,539,000	2,686,000
Research and development	429,000	452,000	1,280,000	1,634,000
Total operating expenses	826,000	1,102,000	2,819,000	4,320,000
Operating loss	(826,000)	(1,102,000)	(1,719,000)	(4,320,000)

Other income expenses:
Interest expense	(38,000)	(77,000)	(174,000)	(417,000)
Amortization of debt discount	(3,493,000)	(1,256,000)	(6,503,000)	(3,969,000)
Loss on disposition of assets	—	—	—	(137,000)
Loss on debt extinguishment	—	—	—	(10,000)
Loss on modification of convertible debt	—	—	—	(43,000)
Loss on conversion of convertible debt	(11,000)	—	(11,000)	—
Total other expenses	(3,542,000)	(1,333,000)	(6,688,000)	(4,576,000)
Loss before provision for income taxes	(4,368,000)	(2,435,000)	(8,407,000)	(8,896,000)
Provision for income taxes	—	—	—	—
Net loss	$(4,368,000)	$(2,435,000)	$(8,407,000)	$(8,896,000)

Loss per share—basic and diluted	$(1.05)	$(0.60)	$(2.04)	$(2.21)
Weighted average common shares—basic and diluted	4,167,806	4,063,660	4,121,045	4,026,726

See accompanying notes to condensed consolidated financial statements.

Ener-Core, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(8,407,000)	$(8,896,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	245,000	340,000
Stock-based compensation	334,000	788,000
Amortization of debt discount and deferred financing fees	6,509,000	4,050,000
Loss on debt conversions	11,000	53,000
Loss on asset disposal	—	151,000
Changes in assets and liabilities:
Restricted cash	—	50,000
Accounts and other receivables	—	(99,000)
Prepaid expenses and other current assets	46,000	56,000
Inventory	(245,000)	(271,000)
Deferred revenues, net	(697,000)	1,551,000
Deposits	—	5,000
Accounts payable and other current liabilities	955,000	548,000
Cash used in operating activities	$(1,249,000)	$(1,674,000)

Cash flows from investing activities:
Proceeds from sale of assets	—	67,000
Net cash provided by investing activities	$—	$67,000

Cash flows from financing activities:
Proceeds from issuance of Senior Notes	1,060,000	500,000
Repayment of capital leases payable	(9,000)	(9,000)
Cash provided by financing activities	$1,051,000	$491,000
Net decrease in cash and cash equivalents	(198,000)	(1,116,000)
Cash and cash equivalents at beginning of period	208,000	1,310,000
Cash and cash equivalents at end of period	$10,000	$194,000

See accompanying notes to condensed consolidated financial statements.

Ener-Core, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$—	$75,000
Supplemental disclosure of non-cash activities:
Capital lease for purchase of equipment	$—	$25,000
Debt discount recorded upon issuance of warrants and beneficial conversion features	$5,110,000	$176,000
Conversion of convertible senior secured notes into shares of common stock	$25,000	$60,000
Accrued expenses exchanged for convertible senior secured notes	$135,000	$—
Shares of common stock issued for prepaid retainer	$20,000	$—

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

On November 14, 2014, we entered into a commercial license agreement (“CLA”) with Dresser-Rand, pursuant to which we agreed to jointly develop a Powerstation that consisted of our Power Oxidizer integrated with a Dresser-Rand KG2 turbine rated up to 2 MW of power output. The CLA granted Dresser-Rand the right to market and sell the Dresser-Rand KG2-3GEF 2 MW gas turbine coupled with our Power Oxidizer. In June 2016, we executed a contract manufacturing and commercial licensing agreement (the “CMLA”) with Dresser-Rand, which both companies intended would supersede and replace the CLA. In April 2017, we amended the terms of the CMLA to make the CMLA effective as of January 1, 2017, at which time it superseded and replaced the CLA. The first two systems sold to Dresser-Rand pursuant to the CLA were shipped to a Stockton, California biorefinery site owned by Pacific Ethanol, Inc. in the fourth quarter of 2016 and were operational in January 2018. Due to issues unrelated to the Power Oxidizer performance, full commissioning of these units is expected in the fourth quarter of 2018. Under the CMLA, moving forward, KG2 manufacturing will transition to Dresser-Rand and each KG2 unit sold will generate for us a non-refundable license fee.

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

In April 2017, we amended the terms of the CMLA to make the CMLA effective as of January 1, 2017, at which time it superseded and replaced the CLA. Pursuant to the amendment, Dresser-Rand paid us $1.2 million in cash in April 2017, which represents advance payments on license fees for KG2/PO units representing less than the required minimum number of licenses which would otherwise be required to maintain their exclusivity under the CMLA. In exchange for this payment, we have agreed to provide a total credit of $1,760,000 against future license payments associated for these KG2/PO units, consisting of a payment credit of $1,200,000 and an additional discount of $560,000. In July 2017, we executed an additional amendment for additional payments of up to $250,000 to be applied against future license payments for a combined payment credit of $2.0 million. We have not, as yet, received a purchase order for any system subject to these license fee advances. As such, we do not consider the $1.45 million of cash advances to be backlog as of November 19, 2018.

We have sustained recurring net losses and negative cash flows since inception and have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. Despite capital raises of $2.5 million in December 2015, $3.0 million in April 2016, $1.25 million in September 2016, $3.4 million in December 2016 and $2.6 million between September 2017 and June 2018, along with $1.45 million received in 2017 for advances on license fees, and $0.4 million received in the third quarter of 2018 from customer advances we expect to require additional sources of capital to support our growth initiatives. We must secure additional funding to continue as a going concern and execute our business plan.

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

Management’s plan is to obtain capital sufficient to meet our operating expenses by seeking additional equity and/or debt financing. Our cash and cash equivalents balance on September 30, 2018 was approximately $10,000. We expect that our cash and cash equivalents as of September 30, 2018, combined with receipts on customer billings will continue to fund our working capital needs, general corporate purposes, and related obligations into the fourth quarter of 2018 at our current spending levels with additional customer deposits received in October 2018. However, we expect to require significantly more cash for working capital and as financial security to support our growth initiatives.

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

Foreign Currency Adjustments

At September 30, 2018 and December 31, 2017, we did not hold any foreign currency asset or liability amounts. Gains and losses resulting from foreign currency transactions are reported as other income in the period they occurred.

Concentrations of Credit Risk

Cash and Cash Equivalents

We maintain our non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation (“FDIC”) provides insurance coverage of up to $250,000. For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to these deposits. At September 30, 2018, we had $0 in excess of the FDIC limit.

We consider all highly liquid investments available for current use with an initial maturity of three months or less and are not restricted to be cash equivalents. We invest our cash in short-term money market accounts.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for international customers are supported by guarantees or letters of credit. For those customers to whom we extend credit, we perform periodic evaluations of them and maintain allowances for potential credit losses as deemed necessary. We generally do not require collateral to secure accounts receivable. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2018 and December 31, 2017, two customers accounted for 100% of our accounts receivable.

Accounts Payable

As of September 30, 2018 and December 31, 2017, five vendors collectively accounted for approximately 56% and 53% of our total accounts payable, respectively.

Inventory

Inventory, which consists of raw materials and work-in-progress, is stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method. At each balance sheet date, we evaluate our ending inventory for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. At September 30, 2018 and December 31, 2017, we did not have a reserve for slow-moving or obsolete inventory.

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

Accrued Warranties

Accrued warranties represent the estimated costs that will be incurred during the warranty period of our products. We make an estimate of expected costs that will be incurred by us during the warranty period and charge that expense to the condensed consolidated statement of operations at the date of sale. We also reevaluate the estimate at each balance sheet date and if the estimate is changed, the effect is reflected in the condensed consolidated statement of operations. We had no warranty accrual at December 31, 2017 or September 30, 2018. We expect that most terms for future warranties of our Powerstations and Oxidizers will be one to two years depending on the warranties provided and the products sold. Accrued warranties for expected expenditures within one year are classified as current liabilities and as non-current liabilities for expected expenditures for time periods beyond one year.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Intangible Assets

Our intangible assets represent intellectual property acquired during the reverse merger. We amortize our intangible assets with finite lives over their estimated useful lives.

Impairment of Long-Lived Assets

We account for our long-lived assets in accordance with the accounting standards which require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical carrying value of an asset may no longer be appropriate. We consider the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of September 30, 2018 and December 31, 2017, we do not believe there have been any impairments of our long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products will continue, which could result in impairment of long-lived assets in the future.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and capital lease liabilities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2018 and December 31, 2017. The carrying amounts of short-term financial instruments are reasonable estimates of their fair values due to their short-term nature or proximity to market rates for similar items.

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

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Research and Development Costs

Research and development costs are expensed as incurred.  Research and development costs were $429,000 and $452,000 for the three months ended September 30, 2018 and 2017, respectively, and were $1,280,000 and $1,634,000 for the nine months ended September 30, 2018 and 2017, respectively.

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

Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock assumed to be outstanding during the period of computation.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares had been issued and if the additional shares of common stock were dilutive.  Approximately 60.9 million and 9.8 million shares of common stock issuable upon full exercise of all options and warrants and all shares potentially issuable in the future under the terms of the convertible senior secured notes payable were excluded from the computation of diluted loss per share due to the anti-dilutive effect on the net loss per share at September 30, 2018 and 2017, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(4,368,000)	$(2,435,000)	$(8,407,000)	$(8,896,000)
Weighted average number of common shares outstanding:
Basic and diluted	4,167,806	4,063,660	4,121,045	4,026,726
Net loss attributable to common stockholders per share:
Basic and diluted	$(1.05)	$(0.60)	$(2.04)	$(2.21)

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

Note 3—Inventory

Inventory primarily consists of Powerstation parts used as raw materials for the Company’s EC250 and KG2 orders. Work-in-progress inventory consists of Powerstation parts and employee and contract labor assembly costs for Powerstation sub-assemblies. Sub-assemblies and parts are typically shipped to end customer locations and assembled on-site. Completed Powerstations awaiting final installation and commissioning would be carried as finished goods. There was no finished goods inventory as of September 30, 2018 and December 31, 2017. Inventories consist of:

	September 30, 2018 (unaudited)	December 31, 2017
Raw material and spare parts	$954,000	$953,000
Work-in-progress	2,093,000	2,075,000
Total	$3,047,000	$3,028,000

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Note 4—Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2018 (unaudited)	December 31, 2017
Prepaid rent	$—	$10,000
Prepaid offering costs	272,000	194,000
Prepaid insurance	31,000	19,000
Prepaid other	42,000	63,000
Prepaid professional fees	20,000	32,000
Current portion—deferred financing fees for letter of credit	—	15,000
Total	$365,000	$333,000

Note 5—Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30, 2018 (unaudited)	December 31, 2017
Machinery and equipment	$4,225,000	$4,225,000
Office furniture and fixtures	49,000	49,000
Computer equipment and software	202,000	202,000
Total cost	4,476,000	4,476,000
Less accumulated depreciation	(2,056,000)	(1,816,000)
Net	$2,420,000	$2,660,000

Assets recorded under capital leases and included in property and equipment in our balance sheets consist of the following:

	September 30, 2018 (unaudited)	December 31, 2017
Machinery and equipment	$27,000	$27,000
Computer equipment and software	25,000	39,000
Total assets under capital lease	52,000	66,000
Less accumulated amortization	(38,000)	(41,000)
Net assets under capital lease	$14,000	$25,000

Depreciation expense for the three and nine months ended September 30, 2018 and 2017 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$77,000	$102,000	$231,000	$282,000
General and administrative	3,000	29,000	9,000	56,000
	$80,000	$131,000	$240,000	$338,000

Amortization of assets under capital lease was $3,000 and $9,000 for the three and nine months ended September 30, 2018 and 2017, respectively.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Note 6—Accrued Expenses

Accrued expenses consisted of the following;

	September 30, 2018 (unaudited)	December 31, 2017

Accrued professional fees	$155,000	$155,000
Accrued payroll and related expenses	925,000	648,000
Accrued board of directors’ fees	537,000	390,000
Accrued interest	275,000	138,000
Accrued other	72,000	49,000
Total accrued expenses	$1,964,000	$1,380,000

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

	September 30, 2018 (unaudited)	December 31, 2017

Customer advances on equipment sales	$3,123,000	$2,720,000
Prepaid license fees	1,450,000	2,550,000
Total deferred revenues and customer advances	$4,573,000	$5,270,000

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Note 8—Convertible Senior Notes Payable

Convertible Senior Notes payable consisted of the following as of September 30, 2018:

	Principal	Debt Discount	Offering Costs	Net Total
Balance, December 31, 2017	$10,687,000	(4,448,000)	(245,000)	5,994,000
Amortization of debt discount and offering costs	—	6,027,000	231,000	6,258,000
2018 convertible senior secured notes issuance	1,328,000	(625,000)	(76,000)	627,000
Discount for additional beneficial conversion feature	—	(4,167,000)	—	(4,167,000)
Conversion into common shares	(25,000)	11,000	—	(14,000)
Balance, September 30, 2018	11,990,000	(3,202,000)	(90,000)	8,698,000
Less: current portion	(11,990,000)	3,202,000	90,000	(8,698,000)
Long term portion	$—	$—	$—	$—

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

During the nine months ended September 30, 2018, one holder of 2016 Senior Notes converted an aggregate of $25,000 of principal outstanding under such 2016 Senior Notes into 100,000 shares of common stock. As a result of this conversion, the Company recorded a loss of $11,000, representing the unamortized debt discount and deferred financing fees associated with the 2016 Senior Notes converted.

Concurrent with the closing of our debt financing on June 5, 2018, pursuant to which certain investors purchased unregistered convertible senior secured promissory notes in aggregate principal amount of approximately $439,444, the Company and certain investors agreed to amend certain outstanding Senior Notes (as defined below) to reduce the conversion price of such Senior Notes from $2.50 per share of common stock to $0.25 per share of common stock, which conversion price was $0.10 lower than the closing price of the Company’s common stock on such date. We evaluated the conversion price adjustment to determine whether the change should be recorded as a debt extinguishment or a modification of terms and determined that the price adjustment should be accounted for as a modification. The intrinsic value, $0.10 per share of common stock, resulted in an additional beneficial conversion feature for the remaining Senior Notes of $4,167,000. This additional beneficial conversion feature was recorded as an additional Senior Notes discount and will be amortized ratably over the remaining life of the Senior Notes.

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

Note 9—Convertible Unsecured Notes

Convertible Unsecured Notes payable consisted of the following:

	Notes	Debt Discount	Net Total
Balance at December 31, 2017	$1,250,000	$—	$1,250,000
Discount for additional beneficial conversion feature	—	(450,000)	(450,000)
Amortization of debt discount	—	251,000	251,000
	1,250,000	(199,000)	1,051,000
Less: current portion	$(1,250,000)	$199,000	$(1,051,000)
Long term portion	$—	$—	$—

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

The Convertible Unsecured Notes bear interest at a rate of 12% per annum and were scheduled to mature on September 1, 2017; provided, however, that the Company may not prepay any portion of the outstanding principal and accrued and unpaid interest under the Convertible Unsecured Notes so long as any of the Senior Notes remain outstanding and in no event will the maturity date of such Convertible Unsecured Notes be earlier than at least ninety-one (91) days after the maturity date under the Senior Notes. As of September 30, 2018, the Convertible Unsecured Notes remain outstanding. The Convertible Unsecured Notes are subordinate to the Senior Notes described in Note 8. The Convertible Unsecured Notes were initially convertible at the option of the holder into common stock at a conversion price of $4.31 per share and will automatically convert into shares of common stock in the event of a conversion of at least 50% of the then outstanding (i) principal, (ii) accrued and unpaid interest with respect to such principal and (iii) accrued and unpaid late charges, if any, with respect to such principal and interest, under the Senior Notes. In connection with the issuance of the 2016 Senior Notes and amendment and restatement of the 2015 Senior Notes, the conversion price was reduced to $2.50 per share. In connection with the issuance of the June 2018 Senior Notes, the conversion price was reduced to $0.25 per share. The Convertible Unsecured Notes also contain a blocker provision that prevents the Company from effecting a conversion in the event that the holder, together with certain affiliated parties, would beneficially own in excess of 9.99% of the shares of common stock outstanding immediately after giving effect to such conversion. At any time after the issuance date of the Convertible Unsecured Notes, the Company may, at its option, redeem all or any portion of the then outstanding principal and accrued and unpaid interest with respect to such principal (the “Company Optional Redemption Amount”), at 100% of such aggregate amount; provided, however, that the Company may not redeem all or any portion of the Company Optional Redemption Amount so long as any of the Senior Notes remain outstanding without the prior written consent of the collateral agent with respect to such Senior Notes and certain investors holding the requisite number of conversion shares and warrant shares underlying the Senior Notes and related warrants.

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

Note 10—Capital Leases Payable

Capital Leases Payable

Capital leases payable consisted of the following:

	September 30, 2018 (unaudited)	December 31, 2017

Capital lease payable to De Lage Landen secured by forklift, 10.0% interest, due on October 1, 2018, monthly payment of $452	$2,000	$5,000
Capital lease payable to Dell Computers secured by computer equipment, 4.99% interest, due on May 1, 2020, monthly payment of $716	14,000	20,000
Total capital leases	$16,000	$25,000
Less: current portion	(10,000)	(13,000)
Long term portion of capital leases	$6,000	$12,000

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of September 30, 2018, are as follows:

	12 Months Ending September 30,	Amount
	2019	$10,000
	2020	7,000

Net minimum lease payments		$17,000
Less: amount representing interest		(1,000)
Present value of net minimum lease payments		$16,000
Less: current maturities of capital lease payables		(10,000)
Long term capital lease payables		$6,000

Note 11—Equity

During the nine months ended September 30, 2018, the Company issued 25,000 shares of common stock in exchange for services valued at $20,000.

During the nine months ended September 30, 2018 the Company issued 100,000 shares of common stock upon the partial conversion of $25,000 of principal outstanding under a 2016 Senior Note, as described in Note 8.

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

Restricted stock activities during the three months ended September 30, 2018 were as follows:

		Weighted
		Average
		Grant
	Shares	Price
Balance, December 31, 2017	210,000	$1.55
Granted	—	$—
Vested	(148,750)	$—
Unvested balance, September 30, 2018	61,250	$1.55

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

On July 15, 2015, the Company’s board of directors approved the 2015 Omnibus Incentive Plan (the “2015 Plan”), which was approved by the Company’s stockholders on August 28, 2015. Upon adoption, the 2015 Plan authorized us to grant up to 300,000 shares of the Company’s common stock and replaced the 2013 Equity Incentive Plan. As a result of the approval of the 2015 Plan, no additional grants will be made under the 2013 Plan. On August 22, 2016, the Company’s board of directors approved an amendment to the 2015 Plan to increase the total authorized pool available under the 2015 Plan to 600,000 shares of the Company’s common stock, subject to automatic increase for any shares subject to outstanding awards under the 2013 Plan that are subsequently canceled or expire. The Company’s stockholders approved the foregoing amendment on September 26, 2016. As of September 30, 2018, the Company had issued 210,000 shares of common stock and options to purchase an aggregate of 444,000 shares of common stock under the 2015 Plan.

The 2015 Plan permits the granting of any or all of the following types of awards: incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards, and performance awards payable in a combination of cash and company shares. As of September 30, 2018, 163,683 shares of the Company’s common stock were available for issuance under the 2015 Plan.

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

At September 30, 2018, total unrecognized deferred stock compensation expected to be recognized over the remaining weighted average vesting periods of 1.76 years for outstanding grants was $0.5 million.

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

Stock-based award activity was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Balance, December 31, 2017	668,607	$6.21	7.38	$—
Forfeited or granted during 2018	(77,826)	15.18	—	—
Balance, September 30, 2018	590,781	$5.03	6.53	$—
Exercisable on September 30, 2018	453,947	$5.73	5.97	$—

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

The options granted have a contract term ranging between three and ten years. Options granted typically vest over a four-year period, with 25% vesting after one year and the remainder ratably over the remaining three years.

Of the Company’s outstanding options, options to purchase 158,488 shares of the Company’s common stock were outstanding and options to purchase 153,821 shares of the Company’s common stock were exercisable under the 2013 Plan and options to purchase 432,293 shares of the Company’s common stock were outstanding with 300,126 exercisable under the 2015 Plan on September 30, 2018.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2018:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	of	Contractual	Exercise	of	Exercise
Exercise Prices	Shares	Life	Price	Shares	Price
		(In years)
$0–$10.00	514,008	7.05	$3.34	377,563	$3.57
$10.01–$15.00	26,300	5.24	$12.50	25,911	$12.50
$15.01–$20.00	41,845	1.58	$17.50	41,845	$17.50
$20.01–$25.00	8,628	3.80	$22.61	8,628	$22.61
	590,781	6.53	$5.03	453,947	$5.73

Stock-based compensation expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$46,000	$65,000	$143,000	$368,000
General and administrative	40,000	70,000	191,000	421,000
	$86,000	$135,000	$334,000	$789,000

Warrants

From time to time, we issue warrants to purchase shares of our common stock to investors, note holders and to non-employees for services rendered or to be rendered in the future. The following table represents the activity for warrants outstanding, exchanged, and issued for the nine months ended September 30, 2018.

		Weighted
	Number	Average
	of	Exercise
	Shares	Price
Balance outstanding at December 31, 2017	6,084,603	$3.38
Expired	(36,723)	28.48
Issued for 2018 Senior Notes	355,551	1.50
Issued for June 2018 Senior Notes	878,889	0.30
Balance outstanding at September 30, 2018	7,282,320	$2.79

All warrants were exercisable at September 30, 2018, the weighted average exercise price per share was $2.79 and the weighted average remaining life was 3.31 years. The warrants outstanding as of September 30, 2018 had an intrinsic value of $0.

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

Warrants outstanding as of September 30, 2018 consist of:

	Issue Date	Expiry Date	Number of Warrants	Exercise Price per Share
2013 Services Warrants—November	Nov-13	Nov-18	2,400	50.00
2014 Services Warrants—April(1)	Apr-14	Apr-19	13,657	39.00
2014 Services Warrants—September(2)	Aug-14	Aug-19	16,000	25.00
2014 Services Warrants—November(3)	Nov-14	Nov-18	6,500	25.00
2014 Settlement Warrants—December(4)	Dec-14	Dec-19	38,464	25.00
2015 Senior Notes Warrants(5)(13)	Apr/May-15	Apr/May-20	219,785	3.00
2015 Services Warrants—May(6)	May-15	May-20	5,514	12.50
2015 LOC Guarantee Warrants—November(7)	Nov-15	Nov-20	74,000	3.00
2015 Debt Amendment Warrants—December(8)(14)	Dec-15	Dec-20	50,000	3.00
2015 PIPE Warrants—December(9)	Dec-15	Dec-20	312,500	4.00
2016 Debt Amendment Warrants—February(10)(14)	Feb-16	Feb-21	50,000	3.00
2016 Debt Amendment Warrants—March(11)(14)	Mar-16	Mar-21	500,000	3.00
2016 Convertible Unsecured Notes Warrants (12)	Sep–Dec-16	Sep–Dec-21	312,499	3.00
2016 Senior Notes Warrants	Dec-16	Dec-21	3,720,839	3.00
2017 Convertible Unsecured Notes Warrants (12)	Jan-17	Jan-22	62,500	3.00
2017 Backstop Warrants	Apr-17	Apr-22	41,000	3.00
2017 Senior Notes Warrants	Sep/Nov/Dec-17	Sep/Nov/Dec-22	622,222	1.50
2018 Senior Notes Warrants	Jan/Mar-18	Jan/Mar-23	355,551	1.50
June 2018 Senior Notes Warrants	Jun-18	Jun-23	878,889	0.30
Warrants outstanding and exercisable at September 30, 2018			7,282,320	$2.79

(1)	The 2014 Services Warrants—April were issued for fees incurred in conjunction with the issuance of convertible notes in 2014. The warrants were valued on the issuance date at $11.50 per share in conjunction with the valuation approach used for the initial valuation of the warrants issued in connection with the convertible notes issued in 2014.

(2)	The 2014 Services Warrants—September were issued to a consultant in exchange for advisory services with no readily available fair value. The warrants were originally issued at an exercise price of $39.00 per share and had a one-time price reset provision to the exercise price of the warrants issued to investors in the convertible notes offering in April 2014 if the exercise price of such convertible notes warrants changed prior to September 30, 2014. On September 22, 2014, the exercise price was changed to $25.00 per share. There are no further exercise price changes for this warrant series. The warrants were valued using the Black-Scholes option pricing model at $131,000 on the issuance date with an additional $6,000 recorded to expense on September 22, 2014 to reflect the change in fair value resulting from the exercise price change.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

(3)	On November 26, 2014, the Company issued warrants to purchase up to 6,500 shares of common stock with an exercise price of $25.00 per share for compensation for investor relations services provided. The warrants were valued using the Black-Scholes option pricing model at $43,000 on the issuance date.

(4)	On December 1, 2014, the Company issued warrants to purchase up to 19,232 shares of common stock with an exercise price of $39.00 per share and on December 15, 2014 issued warrants to purchase up to 19,232 shares of common stock with an exercise price of $25.00 per share to settle potential legal disputes resulting from claims made by the investors in the November 2013 private equity placement. The warrants issued on December 1, 2014 were issued concurrent with the issuance of 8,462 shares of the Company’s common stock in partial settlement of the potential legal disputes arising from claims by two investors. The Company settled all remaining potential legal disputes with all of the remaining investors in the November 2013 private placement on December 15, 2014 by issuing the second tranche of warrants and setting the exercise price of each warrant series issued at $25.00 with no further reset provisions. The combined issuance of the warrants and expense resulting from any price changes were valued using the Black-Scholes option pricing model at $246,000 and expensed to general and administrative expense.

(5)	On April 23, 2015, the Company issued warrants to purchase up to 136,267 shares of common stock and on May 7, 2015, the Company issued warrants to purchase up to 83,518 shares of common stock, each with an exercise price of $12.50 per share in conjunction with the issuance of the 2015 Senior Notes. The warrants were valued using the Black-Scholes option pricing model at $2,139,000 on the issuance date. On August 24, 2016, the exercise price of the warrants was reduced to $4.00 per share. Concurrent with the issuance of the 2016 Senior Notes, the exercise price of the warrants was further reduced to $3.00 per share.

(6)	On May 1, 2015, the Company issued warrants to purchase up to 5,514 shares of common stock with an exercise price of $12.50 per share in conjunction with placement agent services for the Company’s May 2015 private equity placement. The warrants were valued using the Black-Scholes option pricing model at $56,000 on the issuance date.

(7)	On November 2, 2015, the Company issued warrants to purchase up to 74,000 shares of common stock with an exercise price of $15.00 per share in conjunction with the Letter of Credit described in Note 15. The warrants were valued using the Black-Scholes option pricing model at $246,000 on the issuance date. The warrants are exercisable beginning on November 1, 2016. On April 2017, the exercise price was reduced to $3.00 per share as a term of an amendment to the backstop security.

(8)	On December 30, 2015, the Company issued warrants to purchase up to 50,000 shares of common stock with an initial exercise price of $12.50 per share in conjunction with an amendment of the 2015 Senior Notes in December 2015. On September 30, 2016, concurrent with the issuance of the March 2016 Warrants, the exercise price was reduced to $5.00 per share. On August 24, 2016, the exercise price of the warrants was reduced to $4.00 per share. Concurrent with the issuance of the 2016 Senior Notes, the exercise price of the warrants was further reduced to $3.00 per share.

(9)	On December 31, 2015, the Company issued warrants to purchase up to 312,500 shares of common stock with an initial exercise price of $5.00 per share in conjunction with the December private equity placement (the “December PIPE”). The warrants initially provided that if, prior to the earlier of September 30, 2016 or thirty days after the date on which the December PIPE shares and underlying warrants are registered for resale, the Company issued common share derivative securities at a price per share less than $5.00 per share, the Company was obligated to reduce the exercise price of the December PIPE warrants to a price per share equal to the newly issued shares or derivative common stock securities. This price protection clause expired on September 30, 2016. On August 24, 2016, the exercise price of the warrants was reduced to $4.00 per share.

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

(10)	On February 2, 2016, the Company issued warrants to purchase up to 50,000 shares of common stock with an initial exercise price of $12.50 per share in conjunction with an amendment of the 2015 Senior Notes in December 2015. The warrants were valued using the Black-Scholes option pricing model at $148,000 on the issuance date and were recorded as a derivative liability and additional debt discount. The warrants provided that, in the event that the Company issued additional common stock derivative securities at a price per share less than the exercise price, the Company was obligated to reduce the exercise price of the February 2016 Warrants to a price per share equal to the newly issued shares or derivative common stock securities. On March 31, 2016, concurrent with the issuance of the additional debt amendment warrants, the exercise price was reduced to $5.00 per share. This price protection clause expired on September 30, 2016. On August 24, 2016, the exercise price of the warrants was reduced to $4.00 per share. Concurrent with the issuance of the 2016 Senior Notes, the exercise price of the warrants was further reduced to $3.00 per share.

(11)	On March 31, 2016, the Company issued warrants to purchase up to 500,000 shares of common stock with an initial exercise price of $5.00 per share in conjunction with an amendment of the 2015 Senior Notes in December 2015. The warrants were valued using the Black-Scholes option pricing model at $1,497,000 on the issuance date and were recorded as a derivative liability and additional debt discount. The warrants provided that, in the event that the Company issued additional common stock derivative securities at a price per share less than the exercise price, the Company was obligated to reduce the exercise price of the March 2016 Warrants to a price per share equal to the newly issued shares or derivative common stock securities. This price protection clause expired on September 30, 2016. On August 24, 2016, the exercise price of the warrants was reduced to $4.00 per share. Concurrent with the issuance of the 2016 Senior Notes, the exercise price of the warrants was further reduced to $3.00 per share.

(12)	On September 1, 2016, the Company issued warrants to purchase up to 124,999 shares of common stock with an initial exercise price of $4.00 per share in conjunction with Unsecured Convertible Notes as described in Note 8 above. The warrants were valued using the Black-Scholes option pricing model at $271,000 on the issuance date and were recorded as additional debt discount. Between November 1, 2016 and December 31, 2016, the Company issued additional warrants to purchase up to 187,500 shares of common stock, as described above. The additional warrants were valued using the Black-Scholes option pricing model at $305,000 and were recorded as additional debt discount. Concurrent with the issuance of the 2016 Senior Notes, the exercise price of the warrants issued on November 1, 2016 was reduced to $3.00 per share. The warrants issued on December 1, 2016, December 31, 2016, and January 30, 2017 were issued with an initial exercise price of $3.00 per share. On January 30, 2017 the Company issued warrants to purchase up to 62,500 shares of common stock with an exercise price of $3.00 per share

(13)	Warrant exercise price was reduced from $12.50 to $4.00 per share on August 24, 2016 and further reduced to $3.00 per share concurrent with the issuance of the 2016 Senior Notes.

(14)	Warrant exercise price was reduced from $5.00 to $4.00 per share on August 24, 2016 and further reduced to $3.00 per share concurrent with the issuance of the 2016 Senior Notes. On August 24, 2016, the warrant agreement was amended to remove all provisions that had previously required derivative liability accounting treatment.

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

Our customers have a limited right to return our products which is not expected to be material and would further result in cancellation penalties. We provide a warranty on some of our products ranging from nine months to one year, depending on the contract with an option to purchase extended warranties. The amount accrued for expected returns and warranty claims was immaterial as of September 30, 2018.

Contract Balances

All of the current contracts are expected to be completed within one year. We have elected to use the practical expedient in 340-40-25-4 (regarding the incremental costs of obtaining a contract) for costs related to contracts that are estimated to be complete within one year and as a result, we have not recognized a contract asset account. If we had chosen not to use this practical expedient, we would not expect a material difference in the contract balances. For our product sales where amounts received or expected to be received are less than the expected costs of a contract, we record contract loss provisions and contract loss liabilities. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimate of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed. As of September 30, 2018 and December 31, 2017, we had provisions for contract losses of $391,000 and $617,000, respectively.

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

Significant Judgments

For license or royalty based revenue contracts, we invoice the customer when the performance obligation is satisfied and payment is due. For our royalty-based contract with Dresser-Rand, we invoice 50% of the order upon license order placement and the second 50% on the earlier of subsequent unit delivery or 12 months, whichever occurs first. For our products sold under contract, terms such as progress billings or longer terms are agreed to on a case-by-case basis. We do not have significant financing components, non-cash consideration, or variable consideration except that our royalty-based unit licenses vary by the value of the unit sold, which is established at order placement. As of September 30, 2018, we had $4.2 million allocated to performance obligations that were unsatisfied and we expect those obligations to be satisfied within one year.

Disaggregation of Revenue

All revenue recognized in the condensed consolidated statement of operations is considered to be revenue from contracts with customers. For the three and nine months ended September 30, 2018, all revenues were associated with technology transfer licenses under fixed-fee arrangements.

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

Ener-Core, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Through March 31, 2017, our headquarters was located at 9400 Toledo Way, Irvine, California 92618.  The property consisted of a mixed use commercial office, production, and warehouse facility of 32,649 square feet and expired December 31, 2016. We extended the lease at a reduced rate until March 31, 2017.  The monthly rent was $15,000 per month for the three months ended March 31, 2017. As of April 1, 2017, our headquarters are located at 8965 Research Drive, Irvine, California 92618 and consists of a mixed use commercial office of 4,960 square feet. From January through March 2017, our monthly rent was $15,000 for the Toledo Way property holdover and, from April 1, 2017, our monthly rent is $10,168 per month, with annual escalations on April 1, 2018 to $10,473 per month and on April 1, 2019 to $10,787 per month for the Research Drive property. The Toledo Way lease terminated on April 1, 2017 and the Research Drive property lease terminated in October 2018. Our rent expense under these leases was $37,000 and $104,000 for the three and nine months ended September 30, 2018 and 2017, respectively.

Standby Letter of Credit

Pursuant to the terms of the CLA, the Company was required to provide a backstop security of $2.1 million to secure performance of certain obligations under the CLA (the “Backstop Security”). Effective November 2, 2015, the Company executed that certain Backstop Security Support Agreement (the “Support Agreement”), pursuant to which an investor agreed to provide the Company with financial and other assistance (including the provision of sufficient and adequate collateral) as necessary in order for the Company to obtain a $2.1 million letter of credit acceptable to Dresser-Rand as the Backstop Security and with an expiration date of September 30, 2017 (“Letter of Credit”). If the investor was required to make any payments on the Letter of Credit, subject to the terms of the Intercreditor Agreement (as defined below), the Company would have been required to reimburse the investor the full amount of any such payment. Such payment obligation was secured by a pledge of certain collateral of the Company pursuant to a Security Agreement dated November 2, 2015 (“Security Agreement”), and the security interest in favor of and the payment obligations to the investor were subject to the terms of that certain Subordination and Intercreditor Agreement executed concurrently with the Support Agreement and Security Agreement (the “Intercreditor Agreement”) by and among the investor, the Company and the collateral agent pursuant to the Senior Notes.

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

Note 16—Subsequent Events

None.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise indicated, the following discussion and analysis of our financial condition is as of September 30, 2018 Our results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Our Products and Value Proposition

We have developed a 250 kW Power Oxidizer that we integrate with a 250 kW gas turbine to produce 250 kW Powerstations. We have EC250 Powerstations currently installed at a landfill site in the Netherlands and at the Irvine campus of the University of California, Irvine, and a third Powerstation currently in the production phase planned for installation at a landfill in southern California. We have also designed, built, and deployed a Power Oxidizer of a significantly larger size, capable of generating sufficient heat and airflow to power a 2 MW KG2 gas turbine produced by Dresser-Rand. Together, the Power Oxidizer and KG2 turbine comprise a 2 MW KG2/PO unit. The initial unit was constructed in the first quarter of 2016 and was used in field tests during 2016 at a third party location in Southern California. We have sold two 2 MW KG2/PO units to Dresser-Rand, each of which was delivered to the Stockton, California biorefinery site owned by Pacific Ethanol in October 2016. In December 2016, we combined two of our 2 MW Power Oxidizers with KG2 turbines and installed the resulting two KG2/PO units. Final commissioning has been delayed due to project changes outside of the scope of our deliverables under the larger project installation.  The units became operational in January 2018 and we anticipate full project handoff in the fourth quarter of 2018. We believe this scaled-up version of our Power Oxidizer, once combined with the KG2 turbine, results in a Powerstation product that is better aligned with the scale of emissions (and energy requirements) observed at the industrial facilities that we believe stand to benefit most from this technology. As with the 250 kW Powerstation, the larger 2 MW Powerstations are designed to provide an alternative to typical combustion-based power generation and enable industries to utilize their own waste gases to generate power.

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

Dresser-Rand 2 MW Integration

On November 14, 2014, we entered into a Commercial License Agreement, or, as amended, the CLA, with Dresser-Rand through our wholly-owned subsidiary, Ener-Core Power, Inc., which granted Dresser-Rand the right to market and sell the Dresser-Rand KG2-3GEF 2 MW gas turbine coupled with our Power Oxidizer, as a Combined PowerStation System, and the exclusive right to commercialize our Power Oxidizer within the 1–4 MW range of power capacity, bundled with the Dresser-Rand KG2 gas-turbine product line. Between November 14, 2014 and December 31, 2016, we integrated the equipment and conducted field tests on the initial Combined System, which consists of a Dresser-Rand KG2-3GEF 2 MW gas turbine coupled with our Power Oxidizer, located in Corona, California. By April 2017, with the execution of the amendment of the CMLA, as described below, we had passed all required field tests on the initial Combined System and were required to conduct one additional field test on one of the two production systems located at the Stockton, California biorefinery site owned by Pacific Ethanol, Inc., or Pacific Ethanol, which we sold to Dresser-Rand and delivered to the installation site in Stockton in October 2016. In December 2016, we combined the two 2 MW Power Oxidizers with two KG2 turbines and installed the resulting two Combined Systems. In April 2017, we conducted the tests on one of the Combined Systems in Stockton and, in May 2017, provided the test results to Dresser-Rand for its review. The two Combined Systems made operational in January 2018 but were unable to be fully commissioned for reasons unrelated to the Power Oxidizer components. Full commissioning and handoff of the two Combined Systems is underway and is expected in the fourth quarter of 2018.

Dresser-Rand Commercial and Manufacturing Agreement

On June 29, 2016, we entered into a Commercial and Manufacturing License Agreement (the “CMLA”) with Dresser-Rand, through our wholly-owned subsidiary, Ener-Core Power, Inc. In April 2017, we amended the terms of the CMLA to make the CMLA effective as of January 1, 2017, at which time it superseded and replaced the CLA.

Under the CMLA, as amended, Dresser-Rand has a worldwide license to manufacture, market, commercialize and sell the Power Oxidizer as part of the Combined System within the 1 MW to 4 MW range of power capacity (the “License”). Initially, the License will be exclusive, even as to us, and will remain exclusive for so long as Dresser-Rand sells a minimum number of units of the Combined System in each annual sales threshold (the “Sales Threshold”) over a predetermined Sales Threshold time period, subject to certain conditions and exceptions. The initial Sales Threshold began on July 15, 2017 and will be fifteen months long. Each subsequent Sales Threshold will be one year in length thereafter. If Dresser-Rand does not meet either the initial or any subsequent Sales Threshold, and the Sales Threshold is not otherwise waived, Dresser-Rand may maintain exclusivity of the License by making a true-up payment to us for each unit that is in deficit of the Sales Threshold, or a True-Up Payment; provided, however, that Dresser-Rand may not maintain an exclusive License by making a True-Up Payment for more than two consecutive Sales Threshold periods. In the event Dresser-Rand does not meet the Sales Threshold, does not qualify for a waiver and elects not to make the True-Up Payment, the License will convert to a non-exclusive License.

Upon a sale by Dresser-Rand of a Combined System unit to a customer, before any discounts, the CMLA requires Dresser-Rand to make a license fee payment to us equal to a percentage of the sales price of the Combined System purchased, in accordance with a predetermined fee schedule that is anticipated to result in a payment of between $370,000 and $650,000 per Combined System unit sold (the “License Fee”). Payment terms to us from Dresser-Rand will be 50% of each License Fee within 30 days of order and 50% upon the earlier of the Combined System commissioning or twelve months after the order date.

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

If we and Dresser-Rand so elect, we may manufacture a certain number of Power Oxidizers as part of a certain number of Combined System projects during a transition period (the “Transition Phase”) beginning after execution of the CMLA and prior to the period in which Dresser-Rand manufactures its first three Power Oxidizers as part of at least two individual Combined System projects (the “Initial Manufacturing Phase”), as mutually agreed by the parties. So long as the License remains exclusive during the Transition Phase, if any, and the Initial Manufacturing Phase, we will provide a mutually agreed upon number of hours of engineering support services. After the conclusion of the Initial Manufacturing Phase, we will, for so long as the License remains exclusive, continue providing up to an agreed upon number of hours of such support services on an annual basis at no additional cost to Dresser-Rand, subject to certain conditions. Any additional engineering support services agreed upon by us and Dresser-Rand will be compensated at an hourly rate, to be upwardly adjusted annually. During the Transition Phase, we must also develop the spare parts list pertaining to the scope of supply to allow Dresser-Rand to offer service agreements for the Combined System.

Under the CLA, we were required to maintain a backstop security, or Backstop Security, in favor of Dresser-Rand in support of all products manufactured, supplied or otherwise provided by us during the period beginning on the execution date of the CLA (the “Execution Date”) and continuing through the expiration of the warranty period for the Combined System units sold to customers as of the Execution Date. Concurrent with the execution of the amendment to the CMLA in April 2017, we and Dresser-Rand modified the Backstop Security requirement to reduce the initial Backstop Security and to not require future backstop securities for future sales. In April 2017, we reduced our existing Backstop Security from $2.1 million to $500,000, and the existing Backstop Security termination date was extended from June 2017 to March 31, 2018. The letter of credit and the related Backstop Security were cancelled on April 10, 2018, with an effective date of March 31, 2018, with no claims having been made by Dresser-Rand thereunder.

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

Commercial Sales Efforts

We are entering the CHP market, which is highly competitive and historically conservative in its acceptance of new technologies. To date, we have sold and delivered one 250 kW commercial Powerstation unit to the Netherlands and have sold one additional 250 kW Powerstation unit to a landfill site in Southern California. We also sold two 2 MW Power Oxidizers to Dresser-Rand in October 2016, which were delivered to a Stockton, California biorefinery site owned by Pacific Ethanol and placed into commercial operation in January 2018. These three systems represent our $2.9 million order backlog as of November 19, 2018. To date, we have billed and collected $2.8 million of our existing backlog. To date, full commissioning has not occurred for the two Pacific Ethanol systems due to site specific items unrelated to our portion of the larger Pacific Ethanol project. The two systems have operated in excess of 1,000 hours to date.

Between March and September 2018, the site-specific items and issues with respect to the two Pacific Ethanol systems were substantially resolved. The units were recommissioned in October 2018 and are available for full operations as of November 15, 2018. Additional automation and controls testing is required before the units are considered to be fully automated commissioned and recognizable for revenues by us, which we currently expect to occur in late 2018 or early 2019.

In May 2016, we received a conditional purchase order for four 250 kW Powerstations, which are scheduled to be installed at the Toyon Canyon landfill site in Los Angeles, California in the middle of 2018. This order is valued at approximately $4.0 million and is subject to additional pre-sales engineering and permitting requirements, which had been delayed. During the quarter ended September 30, 2018, the project received approval for the electricity tariff/offtake rate, which we believe represents significant progress towards the commercialization of the project. We are actively working with the customer and expect to see progress on this order in the first quarter of 2019.

In April 2017, we executed an amendment to the CMLA with Dresser-Rand, pursuant to which Dresser-Rand paid us $1.2 million in April 2017 and a further $250,000 in July 2017. These payments represent an advance payment on a portion of future license fees for KG2/PO units to be sold under the CMLA. We have not, as yet, received a purchase order for any system subject to these license fee advances. As such, we do not consider the $1.45 million of advances to be backlog as of November 19, 2018.

Dresser-Rand Initial Commercial Activity

In January 2015, Pacific Ethanol announced the first sale of the new KG2-3GEF/PO unit, which placed a two unit order with Dresser-Rand. Pursuant to the terms of the CLA, we began working on the initial phase of these two systems immediately after the announcement of the order received by Dresser-Rand from Pacific Ethanol. In August 2015, we received a binding purchase order from Dresser-Rand for two KG2/PO Power Oxidizer units rated for 1.75 MW for a total purchase price of $2.1 million, subsequently changed to $2.0 million by mutual agreement. We received the entire $2.0 million purchase price in the fourth quarter of 2015 after we satisfied the Dresser-Rand performance security requirement in November 2015. In September 2016, we secured the release of the license fees payable from Dresser-Rand, which had previously been placed in an escrow account and which were contingent upon satisfaction of the “Full-Scale Acceptance Test,” or FSAT, a technical milestone under the CLA that included a multitude of tests using a full, working Combined System. We received $1.1 million in cash, representing the $1.6 million license fee net of $500,000 paid to Dresser-Rand for engineering services. We recognized $1.1 million of net license fees as revenues for the nine months ended September 30, 2018, effective on the date the two Pacific Ethanol units were placed into initial operation through grid synchronization, representing a successful technology integration milestone.

Other Commercial Efforts

In May 2015, we received an award for our second commercial EC250 Powerstation as part of a California Energy Commission award of $1.5 million to the University of California, Irvine’s Advanced Power & Energy Program. We received a formal purchase order of approximately $900,000 in the third quarter of 2015 and through September 30, 2018, we have billed and collected $815,000. We anticipate that delivery and commission of this Powerstation will occur in the first quarter of 2019.

During 2018, our commercial sales and marketing focus is to work with the domestic and international sales and marketing teams from Dresser-Rand to facilitate additional KG2/PO unit sales in order to drive Power Oxidizer sales and facilitate our technology adoption. While we expect to close multiple KG2/PO opportunities within the next twelve months, some of our potential orders for KG2/PO units require the initial system commissioning, which we expect to occur in the fourth quarter of 2018. In parallel, our existing internal sales team has continued to advance commercial opportunities and enter new industrial markets with our EC250 product. We have also expanded our understanding of our greater, integrated Powerstation solution and are working towards value-added partnership relationships with key providers of products which can use our ultra-low emissions heat.

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

In September 2018, we entered into a memorandum of understanding to sell the unit previously utilized for the FSAT. The customer provided us a cash advance of $350,000 during the three months ended September 30, 2018 pursuant to the memorandum of understanding. The memorandum of understanding calls for the good faith negotiation of a binding contract to purchase the FSAT unit at a mutually agreed upon price. The customer may demand repayment of the cash advance at any time prior to the execution of a binding contract, and we may refund the advance at any time at our discretion. As of November 19, 2018 we had not reached a binding contract agreement with the customer. We do not consider the cash received to be backlog at November 19, 2018.

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

We recognized $1.1 million of license fee revenues for the nine months ended September 30, 2018 from previously recorded deferred revenues. We evaluated the revenue recognition under the new applicable accounting guidance, Topic 606, and determined that the revenue recognition for the licensing fees was tied to the transfer of technology and the integration of the technology embedded in the Power Oxidizers with the Dresser-Rand KG2 units. Upon the commercial installation of the units, and since the units had in excess of 1,000 hours of commercial operation during the nine months ended September 30, 2018, the use of the technology was transferred, and the revenue cycle was completed.

Of our remaining deferred revenues:

●	We have $2.0 million of deferred revenues for the Power Oxidizers sold to Dresser-Rand since the commissioning of these units was not completed as of September 30, 2018;

●	We have $0.8 million of deferred revenues for the Powerstation sold to the California Energy Commission since the unit was not commissioned as of September 30, 2018; and

●	We have the $1.5 million of deferred license fees paid by Dresser-Rand since the underlying units associated with those license fees were not sold or delivered by Dresser-Rand.

●	We have received $0.4 million of deferred revenues from a cash advance on the sale of the FSAT unit under a memorandum of understanding. The memorandum of understanding is non-binding and the advance may be refunded to the customer upon demand or at any time at our option if we and the customer do not enter into a binding contract for the sale of the FSAT unit.

Management Change

On December 17, 2017, we and Alain Castro, our former Chief Executive Officer, entered into a Separation Agreement pursuant to which we and Mr. Castro mutually agreed to terminate Mr. Castro’s employment, as well as his position as our Chief Executive Officer, effective as of a date no later than May 31, 2018. Beginning in January 2018, our Board of Directors began an executive search for Mr. Castro’s replacement. On May 31, 2018, Mr. Castro resigned as a director and our Chief Executive Officer. Effective on June 1, 2018, our Board of Directors named our Chief Financial Officer as our Interim President and Principal Executive Officer until we identify a replacement for Mr. Castro.

Operating Losses

For the nine months ended September 30, 2018, we recognized $1,100,000 of license revenue associated with the successful technology transfer, as reduced by $2,819,000 of operating expenses, for operating loss of $1,719,000. This compares to an operating loss of $4,320,000 for the nine months ended September 30, 2017 on no revenues. Notwithstanding the foregoing, the license revenues recognized for the technology transfer to Dresser-Rand are non-recurring in nature, and we anticipate that future operating income or losses will depend on sales-based royalties which have not, as yet, been realized.

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

For the three months ended September 30, 2018, the following table reconciles our operating expenses to this target:

Three Months Ended September 30, 2018 (unaudited)

Operating Expenses	$826,000
Less:
Stock-based compensation	(86,000)
Depreciation and amortization	(80,000)
Adjusted “Non-GAAP” cash basis operating expenses	$660,000

During the quarter ended September 30, 2018 we did not allocate any recurring operating expenses to inventory.

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

We were originally incorporated on April 29, 2010 in Nevada under the name Inventtech, Inc. On April 16, 2013, we entered into a merger agreement with Ener-Core Power, Inc. and a wholly-owned merger sub, pursuant to which the merger sub merged with and into Ener-Core Power, Inc., with Ener-Core Power, Inc. as the surviving entity. Prior to the merger, we were a public reporting “shell company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On May 6, 2013, the pre-merger public shell company effected a 30-for-1 forward split of its common stock. All share amounts have been retroactively restated to reflect the effect of that stock split.

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

Reincorporation

Effective as of September 3, 2015, we changed our state of incorporation from the State of Nevada to the State of Delaware (the “Reincorporation”) pursuant to a plan of conversion dated September 2, 2015, following approval by our stockholders of the Reincorporation at our 2015 Annual Meeting of Stockholders held on August 28, 2015. In connection with the Reincorporation, we filed articles of conversion with the State of Nevada and a certificate of conversion with the State of Delaware. Upon effectiveness of the Reincorporation, the rights of our stockholders became governed by the Delaware General Corporation Law, the certificate of incorporation filed in Delaware and newly adopted bylaws. As a Delaware corporation following the Reincorporation, which we refer to as Ener-Core Delaware, we are deemed to be the same continuing entity as the Nevada corporation prior to the Reincorporation, which we refer to as Ener-Core Nevada. As such, Ener-Core Delaware continues to possess all of the rights, privileges and powers of Ener-Core Nevada, all of the properties of Ener-Core Nevada and all of the debts, liabilities and obligations of Ener-Core Nevada, including all contractual obligations, and continues with the same name, business, assets, liabilities, headquarters, officers and directors as immediately prior to the Reincorporation. Upon effectiveness of the Reincorporation, all of the issued and outstanding shares of common stock of Ener-Core Nevada automatically converted into issued and outstanding shares of common stock of Ener-Core Delaware without any action on the part of our stockholders.

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

Foreign Currency Adjustments

At September 30, 2018 and December 31, 2017, we did not hold any foreign currency asset or liability amounts. Gains and losses resulting from foreign currency transactions are reported as other income in the period they occurred.

Concentrations of Credit Risk

Cash and Cash Equivalents

We maintain our non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation, or FDIC, provides insurance coverage of up to $250,000. For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to these deposits. At September 30, 2018, we had $0 in excess of the FDIC limit.

We consider all highly liquid investments available for current use with an initial maturity of three months or less and are not restricted to be cash equivalents. We invest our cash in short-term money market accounts.

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for international customers are supported by guarantees or letters of credit. For those customers to whom we extend credit, we perform periodic evaluations of them and maintain allowances for potential credit losses as deemed necessary. We generally do not require collateral to secure accounts receivable. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2018 and December 31, 2017, two customers accounted for 100% of our accounts receivable.

Accounts Payable

As of September 30, 2018 and December 31, 2017, five vendors collectively accounted for approximately 56% and 53% of our total accounts payable, respectively.

Inventory

Inventory, which consists of raw materials and work-in-progress, is stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method. At each balance sheet date, we evaluate our ending inventory for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. At September 30, 2018 and December 31, 2017, we did not have a reserve for slow-moving or obsolete inventory.

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

Accrued Warranties

Accrued warranties represent the estimated costs that will be incurred during the warranty period of our products. We make an estimate of expected costs that will be incurred by us during the warranty period and charge that expense to the condensed consolidated statement of operations at the date of sale. We also reevaluate the estimate at each balance sheet date and if the estimate is changed, the effect is reflected in the condensed consolidated statement of operations. We had no warranty accrual at December 31, 2017 or September 30, 2018. We expect that most terms for future warranties of our Powerstations and Oxidizers will be one to two years depending on the warranties provided and the products sold. Accrued warranties for expected expenditures within one year are classified as current liabilities and as non-current liabilities for expected expenditures for time periods beyond one year.

Intangible Assets

Our intangible assets represent intellectual property acquired during the reverse merger. We amortize our intangible assets with finite lives over their estimated useful lives.

Impairment of Long-Lived Assets

We account for our long-lived assets in accordance with the accounting standards which require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical carrying value of an asset may no longer be appropriate. We consider the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount. As of September 30, 2018 and December 31, 2017, we do not believe there have been any impairments of our long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products will continue, which could result in impairment of long-lived assets in the future.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and capital lease liabilities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2018 and December 31, 2017. The carrying amounts of short-term financial instruments are reasonable estimates of their fair values due to their short-term nature or proximity to market rates for similar items.

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

Research and Development Costs

Research and development costs are expensed as incurred.  Research and development costs were $429,000 and $452,000 for the three months ended September 30, 2018 and 2017, respectively, and were $1,280,000 and $1,634,000 for the nine months ended September 30, 2018 and 2017, respectively.

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

Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock assumed to be outstanding during the period of computation.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares had been issued and if the additional shares of common stock were dilutive.  Approximately 60.9 million and 9.8 million shares of common stock issuable upon full exercise of all options and warrants and all shares potentially issuable in the future under the terms of the convertible senior secured notes payable were excluded from the computation of diluted loss per share due to the anti-dilutive effect on the net loss per share at September 30, 2018 and 2017, respectively.

All share and per share amounts in the table below have been adjusted to reflect the 1-for-50 reverse split of our issued and outstanding common stock on July 8, 2015, retroactively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(4,368,000)	$(2,435,000)	$(8,407,000)	$(8,896,000)
Weighted average number of common shares outstanding:
Basic and diluted	4,167,806	4,063,660	4,121,045	4,026,726
Net loss attributable to common stockholders per share:
Basic and diluted	$(1.05)	$(0.60)	$(2.04)	$(2.21)

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018, COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues	$—	$—	$1,100,000	$—
Cost of goods sold	—	—	—	—
Gross profit	—	—	1,100,000	—

Operating expenses:
Selling, general, and administrative	397,000	650,000	1,539,000	2,686,000
Research and development	429,000	452,000	1,280,000	1,634,000
Total operating expenses	826,000	1,102,000	2,819,000	4,320,000
Operating loss	(826,000)	(1,102,000)	(1,719,000)	(4,320,000)

Other expenses:
Interest expense	(38,000)	(77,000)	(174,000)	(417,000)
Amortization of debt discount	(3,493,000)	(1,256,000)	(6,503,000)	(3,969,000)
Loss on disposition of assets	—	—	—	(137,000)
Loss on debt extinguishment	—	—	—	(10,000)
Loss on modification of convertible debt	—	—	—	(43,000)
Loss on conversion of convertible debt	(11,000)	—	(11,000)	—
Total other expenses	(3,542,000)	(1,333,000)	(6,688,000)	(4,576,000)
Loss before provision for income taxes	(4,368,000)	(2,435,000)	(8,407,000)	(8,896,000)
Provision for income taxes	—	—	—	—
Net loss	$(4,368,000)	$(2,435,000)	$(8,407,000)	$(8,896,000)

Loss per share—basic and diluted	$(1.05)	$(0.60)	$(2.04)	$(2.21)
Weighted average common shares—basic and diluted	4,167,806	4,063,660	4,121,045	4,026,726

Revenue, Cost of Goods Sold and Gross Profit (Loss)

For the three months ended September 30, 2018, we recognized no revenues. For the nine months ended September 30, 2018, we recognized $1.1 million of license fee revenues. There were no revenues for the three or nine months ended September 30, 2017.

We recorded no direct costs associated with the license revenues recognized for the technology transfer to Dresser-Rand during the nine months ended September 30, 2018. Costs associated with the technology transfer were incurred prior to the nine months ended September 30, 2018 and consisted of engineering and development costs incurred in prior periods and expensed as incurred to research and development expenses.

Estimated costs to construct and commission the initial two Power Oxidizers sold to Dresser-Rand that exceed collected billings are recorded as a contract loss provision to cost of goods sold in prior reporting periods. No such loss provisions were recorded to cost of goods sold in either of the three months ended September 30, 2018 or 2017.

Operating Expenses

Total operating expenses decreased by $276,000, or 25.0%, to $826,000 for the three months ended September 30, 2018 from $1,102,000 for the same period in the prior year. The reduction is primarily due to the results of cost savings efforts from reduced headcount costs, lower facilities costs associated with our headquarters move, lower contractor and professional fees, and lower stock-based compensation expenses.

Total operating expenses decreased by $1,501,000, or 34.8%, to $2,819,000 for the nine months ended September 30, 2018 from $4,320,000 for the same period in the prior year. The reduction is primarily due to the results of cost savings efforts begun in April 2016 and continuing throughout 2018, primarily driven by lower employee headcount as well as reduced lower facilities costs associated with our headquarters move, lower contractor and professional fees, and lower stock-based compensation expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include officer compensation, salaries and benefits, stock-based compensation expense, consulting fees, legal expenses, intellectual property costs, accounting and auditing fees, investor relations costs, insurance, public company reporting costs and listing fees, and corporate overhead related costs.  Total selling, general and administrative expenses for the three months ended September 30, 2018 decreased $253,000, or 38.9%, to $397,000 from $650,000 for the same period of the prior year. The decrease was primarily due to $147,000 in lower employee and officer salaries and stock-based compensation expenses, $80,000 less in legal and professional expenses, and a $26,000 reduction in travel and facilities expenses and certain other cost savings.

Total selling, general and administrative expenses for the nine months ended September 30, 2018 decreased $1,147,000, or 42.7%, to $1,539,000 from $2,686,000 for the same period of the prior year. The decrease was primarily due to reductions of $349,000 in salaries and benefits due to headcount reductions and officer resignations, $330,000 less in stock-based compensation expenses, $287,000 less in legal and professional services, $97,000 less in occupancy costs resulting from our facilities move in 2017, a reduction of $38,000 for travel-related costs, $45,000 less in non-recurring charges relating to financing costs and a reduction of $30,000 in other expenses.

Research and Development

Research and development costs include development expenses for the Power Oxidizer and integration expenses related to our Power Oxidizer products with other partners such as Dresser-Rand and include salaries and benefits, consultant fees, cost of supplies and materials for samples and prototypes, depreciation, as well as outside services costs.  Research and development expense for the three months ended September 30, 2018 decreased $23,000, or 5.1%, to $429,000 from $452,000 for the same period of the prior year.  The decrease is primarily due to decreased engineering headcount and stock-based compensation expense of $41,000, offset by a $15,000 increase in overhead.

Research and development expense for the nine months ended September 30, 2018 decreased $354,000, or 21.7%, to $1,280,000 from $1,634,000 for the same period of the prior year.  The decrease is primarily due to a $124,000 decrease in employee compensation due to headcount reductions, $118,000 less in stock-based compensation expenses and a $74,000 decrease in rent and allocated overhead due to our move to a smaller headquarters facility, offset by $25,000 in contracted research and development expense, and $8,000 in patent-related legal expense.

Other Expenses:

Other expenses for the three and nine months ended September 30, 2018 consisted of primarily non-cash interest on the outstanding Senior Notes and cash interest on outstanding Convertible Unsecured Notes and for the Company’s backstop security, which expired.

Other expenses for the three and nine months ended September 30, 2018 consisted primarily of amortization of discount and deferred financing costs on the $9.6 million convertible senior secured notes issued in April and May 2015, December 2016 and September 2017 (the “Senior Notes”), cash and non-cash interest on the convertible unsecured notes issued in September 2017 (the “Convertible Unsecured Notes”), cash payments on the Backstop Security collateral, and losses on conversions of Senior Notes principal resulting from acceleration of unamortized note discount related to the converted Senior Notes.

Net Loss

For the three months ended September 30, 2018, our net loss was approximately $4.4 million, primarily from selling, general and administrative expenses of $0.4 million, research and development costs of $0.4 million and $3.6 million of other expenses consisting of interest expense, primarily non-cash interest expense resulting from the amortization of debt discount associated with the conversion feature of our Senior Notes and Convertible Unsecured Notes. For the three months ended September 30, 2017, our net loss was approximately $2.4 million, primarily from selling, general and administrative expenses of $0.6 million, research and development costs of $0.5 million, and $1.3 million of other expenses consisting primarily of interest expense, of which $1.2 million is non-cash interest.

For the nine months ended September 30, 2018, our net loss was approximately $8.4 million, primarily from selling, general and administrative expenses of $1.5 million, research and development costs of $1.3 million, and offset by $1.1 million of gross margin resulting from the recognition of $1.1 million of license revenue in January 2018 and $6.7 million of other expenses consisting primarily interest expense, of which $6.5 million is non-cash interest expense. For the nine months ended September 30, 2017, our net loss was approximately $8.9 million, primarily from selling, general and administrative expenses of $2.7 million, research and development costs of $1.6 million, and $4.6 million of other expenses consisting primarily of $4.4 million of interest expense, of which $4.0 million is non-cash interest expense and other expenses of $0.2 million including a non-recurring $0.1 million loss on disposition of assets related to our facilities move in March 2017.

Liquidity

The following table sets forth our cash flow information as follows:

	Nine Months Ended September 30,
	2018	2017	$ Change

Operating activities	$(1,249,000)	$(1,674,000)	$425,000
Investing activities	—	67,000	67,000
Financing activities	$1,051,000	491,000	560,000

Cash Flows used in Operating Activities

Our cash used in operating activities was approximately $1.2 million and $1.7 million for the nine months ended September 30, 2018 and 2017, respectively. Cash used in operating activities for the nine months ended September 30, 2018 of $1.2 million resulted from a net loss of approximately $8.4 million, reduced by net non-cash charges of $7.0 million for stock-based compensation, non-cash interest expense due to amortization of debt discount and deferred financing charges, and depreciation, and a change of $0.2 million in working capital, primarily due to a $0.7 million decrease in deferred revenues, a $0.3 million increase in inventory and prepaid expenses, offset by a $1.0 million increase in accounts payable and accrued expenses.

Cash used in operating activities for the nine months ended September 30, 2017 resulted from a net loss of approximately $8.9 million, reduced by net non-cash charges of $5.4 million for stock-based compensation, non-cash interest expense due to amortization of debt discount and deferred financing charges, and depreciation, and a change of $1.8 million in working capital, primarily due to a $2.2 million increase in deferred revenue and accounts payable and a $0.1 million decrease in restricted cash and prepaid expenses, offset by a $0.4 million increase in accounts receivable and inventory.

Cash Flows from Investing Activities

We had no cash flows from investing activities for the nine months ended September 30, 2018. Cash provided by investing activities of $0.1 million for the nine months ended September 30, 2017 was attributable to miscellaneous equipment and inventory sold during our facilities move.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2018 consisted of $1,051,000 of cash proceeds from the issuance of additional Senior Notes, reduced by $9,000 for the repayment of capital leases. Cash provided by financing activities for the nine months ended September 30, 2017 of $491,000 consisted of cash proceeds from the issuance of additional Senior Notes, reduced by $9,000 for the repayment of existing capital leases for office equipment.

Capital Resources

Our principal capital requirements are to fund our working capital requirements, invest in research and development and capital equipment and fund the continued costs of public company compliance requirements.  We have historically funded our operations through debt and equity financings.

From our inception, we have incurred losses from operations. For the nine months ended September 30, 2018, we had operating loss of $0.8 million and had a net loss of approximately $4.4 million. As of September 30, 2018, we had an accumulated deficit of approximately $60.7 million. For the nine months ended September 30, 2018, we used cash in operations of approximately $1.2 million, which raises substantial doubt about our ability to continue as a going concern.

We expect to continue to incur substantial additional operating losses from costs related to the continuation of product and technology marketing and administrative activities. Our cash on hand at September 30, 2018 was approximately $10,000.

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

Our principal sources of liquidity are cash and receivables.  As of September 30, 2018, cash and cash equivalents were $10,000, or 0.2% of total assets, compared to $0.2 million, or 3.3% of total assets, at December 31, 2017.  The decrease in cash and cash equivalents was primarily attributable to cash used in operating activities of $1.3 million offset by cash proceeds from Senior Notes of $1.1 million.

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.   In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2018, the end of the quarterly period covered by this report, our management, under the supervision and with the participation of our Principal Executive Officer and Chief Financial Officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Based on the evaluation, our Principal Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were ineffective at the reasonable assurance level. Such conclusion is due to the presence of material weaknesses in internal control over financial reporting. Management anticipates that our disclosure controls and procedures will remain ineffective until such material weaknesses are remediated.

Changes in Internal Control over Financial Reporting

Remediation of Material Weaknesses

To address our material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

We are attempting to remediate the material weaknesses in our disclosure controls and procedures and internal controls over financial reporting identified above by refining our internal procedures (see below).  During the nine months ended September 30, 2018, we initiated the following corrective actions, which management believes are reasonably likely to materially affect our financial reporting, as they are designed to remediate the material weaknesses as described above:

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

Date: November 20, 2018	ENER-CORE, INC. (Registrant)

	By:	/s/ Domonic J. Carney
Domonic J. Carney Principal Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit				Filing		Filed
Number	Description of Exhibit	Form	File No.	Date	Exhibit	Herewith
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

#	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.